Form 10QSB
period 1996-09-30
SRS LABS INC
filed 1996-11-14
CIK 1016470

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____________ TO ___________

COMMISSION FILE NUMBER  0-21123

                                 SRS LABS, INC.
       (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                   33-0714264
       (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                    Identification No.)


               2909 Daimler Street, Santa Ana, California  92705
                    (Address of principal executive Offices)


                                 (714) 442-1070
                           (Issuer's telephone number)



                                 Not Applicable
 ................................................................................
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes  X      No
                                                                  ---        ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of October 31, 1996, 9,468,548 shares of the issuer's common stock, par value $.001 per share, were outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):

Yes..... No...X..

                                 SRS LABS, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                                         PAGE
                                                                                       ----
     ITEM 1. Financial Statements

             Balance Sheets as of September 30, 1996 (unaudited) and
             December 31, 1995 ..................................................        3

             Statements of Operations for the three month and nine month periods
             ended September 30, 1996 and 1995 (unaudited) ......................        4

             Statements of Cash Flows for the nine month periods ended
             September 30, 1996 and 1995 (unaudited) ............................        5

             Notes to Financial Statements ......................................        6

     ITEM 2. Management's Discussion and Analysis or Plan of Operation ..........        7


PART II - OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K ...................................       11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  SRS LABS, INC
                                 BALANCE SHEETS

                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                              1996                1995
                                                                              ----                ----
ASSETS                                                                     (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                               $  7,425,587        $   384,087
  Royalty receivable                                                           285,271             42,961
  Accounts receivable                                                           25,730             11,961
  Other receivables                                                            159,986            500,000
  Inventories                                                                       --              1,144
  Prepaid expenses                                                             185,801             89,638
                                                                          ------------        -----------
         Total current assets                                                8,082,375          1,029,791

INVESTMENTS AVAILABLE FOR SALE                                              17,241,185                 --

FURNITURE, FIXTURES & EQUIPMENT - net                                          257,770            205,010

PATENTS - net                                                                   26,389             35,254

GOODWILL  - net                                                                319,961            427,492
                                                                          ------------        -----------

         Total Assets                                                     $ 25,927,680        $ 1,697,547
                                                                          ============        ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Accounts Payable                                                        $    637,565        $   153,912
  Accrued Liabilities                                                          487,199            264,999
  Income taxes payable                                                         160,547                 --
  Current portion of consideration due on asset purchase                       180,000            180,000
                                                                          ------------        -----------
         Total current liabilities                                           1,465,311            598,911

CONSIDERATION DUE ON ASSET PURCHASE, net of
     current portion                                                           123,344            210,959

STOCKHOLDERS' EQUITY

  Preferred stock - $.001 par value, 2,000,000 shares authorized; no shares issued and outstanding
  Common stock - $.001 par value, 56,000,000 shares authorized;
      9,468,548 (at September 30, 1996) and 5,999,032 (at December 31,
      1995) shares issued and outstanding                                        9,469              6,000
  Additional paid-in capital                                                24,683,256          2,500,475
  Unrealized gain on investments                                                22,582                 --
  Deferred stock option compensation                                           124,624             21,965
  Accumulated deficit                                                         (500,906)        (1,640,763)
                                                                          ------------        -----------
         Total Stockholders' equity                                         24,339,025            887,677
                                                                          ------------        -----------

         Total Liabilities and Stockholders' Equity                       $ 25,927,680        $ 1,697,547
                                                                          ============        ===========


                See accompanying notes to financial statements.

                                  SRS LABS, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                -------------                         -------------
                                          1996               1995               1996               1995
                                       -----------        -----------        -----------        -----------
REVENUES
Licensing revenues                     $ 1,451,171        $   125,582        $ 3,550,545        $   458,106
Product sales                                   --              1,850                180             17,465
                                       -----------        -----------        -----------        -----------
     Total revenues                      1,451,171            127,432          3,550,725            475,571

COST OF SALES                               30,583              1,206             52,887              2,239
                                       -----------        -----------        -----------        -----------
GROSS MARGIN                             1,420,588            126,226          3,497,838            473,332

SALES AND MARKETING                        230,044            175,482            720,715            619,684
RESEARCH AND DEVELOPMENT                   122,581            119,084            345,229            291,001
GENERAL AND ADMINISTRATIVE                 420,880            328,284          1,093,400            846,344
                                       -----------        -----------        -----------        -----------

INCOME (LOSS) FROM OPERATIONS              647,084           (496,624)         1,338,494         (1,283,697)

INTEREST (INCOME)/EXPENSE, net            (118,045)             2,744           (116,818)            34,680
                                       -----------        -----------        -----------        -----------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                        765,129           (499,368)         1,455,312         (1,318,377)
PROVISION FOR INCOME TAXES                 132,520                 --            315,455                800
                                       -----------        -----------        -----------        -----------
NET INCOME (LOSS)                      $   632,609        $  (499,368)       $ 1,139,857        $(1,319,177)
                                       ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER COMMON
AND COMMON EQUIVALENT SHARE            $      0.07        $     (0.08)       $      0.14        $     (0.22)
                                       ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
  USED IN THE CALCULATION OF NET
   INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE               9,571,795          6,132,368          8,344,489          5,999,352
                                       ===========        ===========        ===========        ===========




                See accompanying notes to financial statements.

                                 SRS LABS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                         -------------
                                                                    1996               1995
                                                                ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $  1,139,857        $(1,319,177)
Adjustments to reconcile net income (loss) to net
  cash provided by (used) in operating activities:
     Depreciation and amortization                                   200,820            175,203
     Loss on disposal of fixed assets                                     --              8,111
     Accretion of consideration due on asset
       purchase                                                       28,548             40,281
     Increase in deferred compensation                               102,659                 --
     Ascribed value of services contributed                           29,000             37,500
     Changes in operating assets and liabilities:
       Increase in royalty receivable                               (242,310)             2,060
       Decrease (increase) in accounts receivable                    (13,769)            53,720
       (Increase) in interest receivable                            (159,986)                --
       Decrease in inventories                                         1,144              2,239
       Decrease (increase) in other current and
         long term assets                                            403,837           (589,396)
       Increase (decrease) in accounts payable                       483,653           (100,842)
       Increase in other accrued liabilities                         222,199            166,537
       (Decrease) in interest payable                                     --             (8,191)
       Increase in income taxes payable                              155,817                 --
                                                                ------------        -----------
          Net cash provided by (used) in operating
              activities                                           2,351,469         (1,531,955)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment                       (110,548)            (8,465)
Purchase of investments available for sale                       (17,213,873)                --
                                                                ------------        -----------
          Net cash used in investing activities                  (17,324,421)            (8,465)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable                                                     (311,907)
Payment of consideration due on asset purchase                      (142,799)          (174,607)
Issuance of common stock                                          22,057,251          2,683,498
Exercise of stock options                                            100,000                 --
                                                                ------------        -----------
          Net cash provided by financing activities             $ 22,014,452        $ 2,196,984
                                                                ============        ===========
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                7,041,500            656,564
CASH AND CASH EQUIVALENTS, beginning of period                       384,087             54,432
                                                                ------------        -----------
CASH AND CASH EQUIVALENTS, end of period                        $  7,425,587        $   710,996
                                                                ============        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION - Cash paid during the period for:
      Income taxes                                              $     30,270        $       800
                                                                ============        ===========
      Interest                                                  $         --        $    20,721
                                                                ============        ===========
SUPPLEMENTAL DISCLOSURES ON NON CASH
   TRANSACTIONS
      Additional consideration accrued for asset purchase       $     26,636        $    38,508


                See accompanying notes to financial statements.

                                 SRS LABS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS



1.  GENERAL

GENERAL BUSINESS

SRS Labs, Inc. ("the Company") develops, markets and licenses patented audio technologies for use in five worldwide markets: consumer home audio, computer multimedia, car audio, professional sound and video and arcade games.

On August 8, 1996, the Company completed an initial public offering of 3,100,000 shares of common stock for $8.00 per share netting proceeds to the Company after underwriting discounts and expenses of approximately $22,100,000.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 (File No. 333-4974-LA) declared effective on August 8, 1996.

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of September 30, 1996 and December 31, 1995, the statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and the statements of cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1996.


2.  INVESTMENTS AVAILABLE FOR SALE

The Company has classified its investments as available-for-sale in accordance with SFAS No. 115. They are recorded at their fair value. As of September 30, 1996, the Company's available-for-sale investments had a cost of $17,213,873 and an estimated fair value of $17,241,185 based on quoted market prices. The unrealized gains on these investments of $27,312 net of income taxes of $4,730 have been reported in the Company's balance sheet as an increase in stockholders' equity.


3.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares outstanding and equivalent shares issuable upon exercise of stock options using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

         SRS Labs, Inc. (the "Company") develops, markets and licenses patented audio technologies for use in five worldwide markets: consumer home audio, computer multimedia, car audio, professional sound and video and arcade games. The Company licenses its flagship technology, SRS(logo)(R), the Sound Retrieval System(R) ("SRS") to leading original equipment manufacturers.

         The following is management's discussion and analysis of the operations of the Company during the periods included in the accompanying financial statements. This discussion and analysis should be read in conjunction with the Company's Registration Statement on Form SB-2 (File No. 333-4974-LA) declared effective by the SEC on August 8, 1996.


RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         Revenues

         Revenues for the three months ended September 30, 1996 were $1,451,171 compared to $125,582 for the three months ended September 30, 1995, an increase of 1,055.6%. This increase resulted primarily from growth of the licensee base and increased shipments of products incorporating SRS on which royalties are paid by licensees. Of the $1,451,171 in revenues for the three months ended September 30, 1996, $250,000 related to one time license fees and $1,201,171 related to on-going royalties.


         Cost of Sales

         Cost of sales consists primarily of fees paid to third party representatives for sales administration and support. Cost of sales for the three months ended September 30, 1996 were $30,583 compared to $1,206 for the three months ended September 30, 1995, an increase of 2,435.9%. Cost of sales were 2.1% of total revenues for the three months ended September 30, 1996 compared to 1.0% for the three months ended September 30, 1995. This increase resulted from the increase in license revenue on which the Company pays fees to third party representatives.


         Sales and Marketing

         Sales and marketing expenses consist of contracted services and salaries of marketing personnel (including sales commissions), customer service activities, and advertising, promotional, marketing and trade show costs. Sales and marketing expenses for the three months ended September 30, 1996 were $230,043 compared to $175,482 for the three months ended September 30, 1995, an increase of 31.1%. The increase from the three months ended September 30, 1995 to the three months ended September 30, 1996 was primarily attributable to increased staffing and an increase in marketing and promotional activities aimed at establishing SRS as an international standard. As a percentage of total revenues, sales and marketing expenses decreased to 15.9% in the three months ended September 30, 1996 from 137.7% in the three months ended September 30, 1995 as the Company leveraged its expenses on higher sales volumes.

         Research and Development

         Research and development expenses consist primarily of salaries and consulting fees to support the development of audio technologies. Research and development expenses for the three months ended September 30, 1996 were $122,581 compared to $119,084 for the three months ended September 30, 1995, an increase of 2.9%. This increase from the three months ended September 30, 1995 to the three months ended September 30, 1996 was primarily attributable to increased expenses associated with the internal development of new and existing technologies. As a percentage of total revenues, research and development expenses decreased to 8.5% in the three months ended September 30, 1996 from 93.5% in the three months ended September 30, 1995 as the Company leveraged its expenses on higher sales volumes.


         General and Administrative

         General and administrative expenses consist primarily of salaries and facility costs for administrative, and executive personnel, as well as certain consulting expenses, insurance costs, professional fees and other costs. General and administrative expenses for the three months ended September 30, 1996 were $420,880 compared to $328,284 for the three months ended September 30, 1995, an increase of 28.2%. This increase from the three months ended September 30, 1995 to the three months ended September 30, 1996 was primarily attributable to increased staffing and related costs. As a percentage of total revenues, general and administrative expenses decreased to 29.0% in the three months ended September 30, 1996 from 257.6% in the three months ended September 30, 1995 as the Company leveraged its expenses on higher sales volumes.


         Income Tax Expense

         Income tax expenses for the three months ended September 30, 1996 were $132,520. The Company had no income tax expense for the three months ended September 30, 1995, as the Company had a net loss during that period. Income tax expenses for the three months ended September 30, 1996 are partially offset by the use of federal and state tax loss carryforwards.


    NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         Revenues

         Revenues for the nine months ended September 30, 1996 were $3,550,725 compared to $475,571 for the nine months ended September 30, 1995, an increase of 646.6%. This increase resulted primarily from growth of the licensee base and increased shipments of products incorporating SRS on which royalties are paid by licensees. Of the $3,550,725 in revenues for the nine months ended September 30, 1996, $475,000 related to one time license fees and $3,075,725 related to on-going royalties.

         Cost of Sales

         Cost of sales consists primarily of fees paid to third party representatives for sales administration and support. Cost of sales for the nine months ended September 30, 1996 were $52,887 compared to $2,239 for the nine months ended September 30, 1995, an increase of 2,262.1%. Cost of sales were 1.5% of total revenues for the nine months ended September 30, 1996 compared to
 .5% for the nine months ended September 30, 1995. This increase resulted from the increase in license revenue on which the Company pays fees to third party representatives.


         Sales and Marketing

         Sales and marketing expenses consist of contracted services and salaries of marketing personnel (including sales commissions), customer service activities, and advertising, promotional, marketing and trade show costs. Sales and marketing expenses for the nine months ended September 30, 1996 were $720,715 compared to $619,684 for the nine months ended September 30, 1995, an increase of 16.3%. The increase from the nine months ended September 30, 1995 to the nine months ended September 30, 1996 was primarily attributable to increased staffing and an increase in marketing and promotional activities aimed at establishing SRS as an international standard. As a percentage of total revenues, sales and marketing expenses decreased to 20.3% in the nine months ended September 30, 1996 from 130.3% in the nine months ended September 30, 1995 as the Company leveraged its expenses on higher sales volumes.


         Research and Development

         Research and development expenses consist primarily of salaries and consulting fees to support the development of audio technologies. Research and development expenses for the nine months ended September 30, 1996 were $345,229 compared to $291,001 for the nine months ended September 30, 1995, an increase of 18.6%. This increase from the nine months ended September 30, 1995 to the nine months ended September 30, 1996 was primarily attributable to increased staffing and an increase in expenses associated with the internal development of new and existing technologies. As a percentage of total revenues, research and development expenses decreased to 9.7% in the nine months ended September 30, 1996 from 61.2% in the nine months ended September 30, 1995 as the Company leveraged its expenses on higher sales volumes.


         General and Administrative

         General and administrative expenses consist primarily of salaries and facility costs for administrative, and executive personnel, as well as certain consulting expenses, insurance costs, professional fees and other costs. General and administrative expenses for the nine months ended September 30, 1996 were $1,093,400 compared to $846,344 for the nine months ended September 30, 1995, an increase of 29.2%. This increase from the nine months ended September 30, 1995 to the nine months ended September 30, 1996 was primarily attributable to increased staffing and general management expenses for the support of the licensing activities and new business development. As a percentage of total revenues, general and administrative expenses decreased to 30.8% in the nine months ended September 30, 1996 from 178.0% in the nine months ended September 30, 1995 as the Company leveraged its expenses on higher sales volumes.

         Income Tax Expense

         Income tax expenses for the nine months ended September 30, 1996 were $315,455 compared to $800 for the nine months ended September 30, 1995, which represented minimum state income taxes as the Company had a net loss during that period. Income tax expenses for the nine months ended September 30, 1996 are partially offset by the use of federal and state tax loss carryforwards.


         Seasonality

         The Company licenses its technology to OEM's that sell consumer electronic products and personal multimedia computers. As a result, the Company's license revenues have displayed a seasonality related to that of manufacturers of consumer electronics products. Shipments by manufacturers of consumer electronics products tend to be higher in the third and fourth calendar quarters. However, because the Company recognizes revenue when license payments are due, generally 30 to 60 days after the end of each quarter, the Company's revenues have been typically higher in the fourth and first calendar quarters. Since the Company's revenue depends on manufacturer's shipments, the revenue may also vary from quarter to quarter depending on retail inventory levels and retail promotional activities.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had short-term cash resources (i.e., cash and cash equivalents) equal to $7,425,587.

         The Company has primarily financed its operations through private sales of equity securities and more recently from cash flow from operations. The Company's operating activities provided $2,351,469 in cash for operating activities in the nine months ended September 30, 1996 and used $1,531,955 in cash for operating activities in the nine months ended September 30, 1995. Cash flows provided by operating activities during the nine months ended September 30, 1996 resulted from the Company achieving profitable operations during the period. The Company has no significant commitments for capital expenditures nor does it anticipate entering into any such commitments in 1996.

         On August 8, 1996, the Company completed an initial public offering of 3,100,000 shares of common stock for $8.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $22,100,000.

         Management believes that the cash generated from operations, together with the proceeds received from the Company's initial public offering, will be sufficient to meet its cash requirements for the foreseeable future.

FORWARD LOOKING INFORMATION

         Included in this Item 2. Management's Discussion and Analysis or Plan of Operation and elsewhere in this Report are certain forward-looking statements reflecting management's current expectations. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the extent to which the Company's licensees incorporate SRS or the Company's other technologies into products, the increase in the Company's licensee base or the acceptance of the Company's new technologies.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.
         -----------

            3.1 Certificate of Incorporation of the Company, previously filed with the U.S. Securities and Exchange Commission (the "Commission") as Exhibit 3.1 to the Company's Registration Statement on Form SB-2, File No. 333-4974-LA, specifically included in Amendment No. 1 to such Registration Statement filed with the Commission on July 3, 1996 ("Registration Statement
                         No. 333-4974-LA"), which is hereby incorporated herein by reference.

            3.2 Bylaws of the Company, previously filed with the Commission as Exhibit 3.2 to Registration Statement No. 333-4974-LA, which is hereby incorporated herein by reference.

           11            Statement re: computation of per share earnings.

           27            Financial Data Schedule.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the Company's third quarter ended September 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SRS LABS, INC.,
                                a Delaware Corporation

Date:  November 14, 1996        By: /s/ JANET M. BISKI
                                   --------------------------------------------
                                        Janet M. Biski
                                        Vice President, Chief Financial Officer
                                        and Secretary

                                        (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.          Description
-----------          -----------

       3.1 Certificate of Incorporation of the Company, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form SB-2, File No. 333-4974-LA, specifically included in Amendment No. 1 to such Registration Statement filed with the Commission on July 3, 1996 ("Registration Statement No. 333-4974-LA"), which is hereby incorporated herein by reference.

       3.2 Bylaws of the Company, previously filed with the Commission as Exhibit 3.2 to Registration Statement No. 333-4974-LA, which is hereby incorporated herein by reference.

      11             Statement re: computation of per share earnings.

      27             Financial Data Schedule.