Form 10KSB
period 1996-12-31
SRS LABS INC
filed 1997-03-31
CIK 1016470

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: 0-21123

                                 SRS LABS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  DELAWARE                                        33-0714264
      (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

               2909 DAIMLER STREET, SANTA ANA, CALIFORNIA  92705
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

                   ISSUER'S TELEPHONE NUMBER: (714) 442-1070

           SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: NONE

             SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No  ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $5,392,280.

     State the aggregate market value of the voting stock held by non-affiliates of the issuer (based on the closing sale price of such stock on the specified date) as of March 21, 1997: $54,837,998.

     State the number of shares of common stock of the issuer outstanding as of March 21, 1997: 9,535,479.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 1997 -- Part III.

     Transitional Small Business Disclosure Format (check one):
Yes  ___   No  X
================================================================================

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I
     Item 1.   DESCRIPTION OF BUSINESS..................................................    1
     Item 2.   DESCRIPTION OF PROPERTY..................................................   11
     Item 3.   LEGAL PROCEEDINGS........................................................   11
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................   12

PART II
     Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................   12
     Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................   13
     Item 7.   FINANCIAL STATEMENTS.....................................................   17
     Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE...............................................................   32

PART III
     Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE EXCHANGE ACT...................................   32
     Item 10.  EXECUTIVE COMPENSATION...................................................   32
     Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........   32
     Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................   32
     Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.........................................   32
     SIGNATURES.........................................................................   35

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     SRS Labs, Inc. (the "Company") develops, markets and licenses proprietary audio technologies for use in five worldwide markets: consumer home audio, computer multimedia, car audio, professional sound, and video and arcade games. The Company licenses its flagship technology, SRS (--)(R), the Sound Retrieval System(R) ("SRS"), to leading original equipment manufacturers ("OEMs") including Apple, Kenwood, NEC, Packard Bell, Pioneer, Sharp, Sony and Thomson Consumer Electronics ("RCA"). SRS creates an immersive 3D sound image from any audio source with as few as two conventional stereo speakers. The technology is based on the fundamentals of the human hearing system and recreates the multitude of spatial cues that are present in a live listening environment but that are lost in recording and playback. SRS can be easily and inexpensively incorporated by OEMs into the manufacture of a wide variety of audio-related consumer products such as TVs, computers, stereo receivers, VCRs, car radios, video games and musical instruments. The technology can also be encoded onto CDs, cassettes or video tapes during the recording process and reproduced through a conventional stereo system, multimedia computer, radio or television broadcast, or the Internet.

     SRS was originally developed by Hughes Aircraft Company ("Hughes Aircraft"), which spent significant resources to develop and patent SRS and related audio technologies. Since acquiring the SRS technology from Hughes Aircraft in June 1993, the Company has improved the performance of SRS, reduced the cost for OEMs to implement the technology, and introduced the technology to a variety of consumer applications. Since June 1993, the Company's licensee base has grown from two to over 80 licensees as of December 31, 1996.

     While the Company primarily derives its revenues from licensing its products directly to OEMs, the Company has recently developed licensing relationships with several semiconductor manufacturers to incorporate SRS and certain of the Company's other technologies directly into the semiconductors which can then be purchased by the OEMs. Semiconductor manufacturer licensees include Chromatic Research, Cirrus Logic, New Japan Radio ("NJRC"), Mitsubishi, Motorola, Philips, Seiko, S3, SGS-Thomson, Sony and Yamaha. Through these alliances, the Company believes that it will be able to expand its OEM licensee and revenue bases as the semiconductor manufacturers' sales forces promote the easier and more cost-effective implementation of the Company's technologies. The Company believes this will further facilitate the implementation of SRS as a standard in audio technology.

     During the fiscal year ended December 31, 1996 ("Fiscal 1996"), the Company added 37 new licensees including Kawai, LG Industries, Power Computing, Samsung, Toshiba, Trigem and Umax. Ten of these new licensees are chip manufacturers or mother board manufacturers that will help the Company with its strategy to further expand the use of SRS and its related technologies in its existing targeted markets. These licensees include, for example, Chromatic Research, GVC Corporation (motherboards), Intel Corporation (motherboards), Mitsubishi, NJRC, Philips and S3. These additional licensees demonstrate a continued strong interest in the Company's technologies and provide a strong indication that the SRS technology will continue to penetrate new accounts and additional product lines.

     During Fiscal 1996, the number of companies actually shipping products including the Company's technology increased from 18 to 39. This growth is reflected in the quarter by quarter increase in licensing revenue which is directly associated with the number of products shipped. See "Part II, Item 6. Management's Discussion and Analysis or Plan of Operation -- Selected Quarterly Operating Results," herein. The Company anticipates that Chromatic Research, GVC, Motorola, NJRC, S3 and SGS-Thomson will all begin shipping semiconductors which include SRS during the fiscal year ending December 31, 1997 ("Fiscal 1997"). These are in addition to those semiconductors which include SRS offered by Crystal Semiconductor, a subsidiary of Cirrus Logic, Intel (motherboards only), Mitsubishi, Seponix and Yamaha, which began shipping during Fiscal 1996.

     The Company also introduced three new technologies during Fiscal 1996, F(--)CUS(TM) ("FOCUS"), TRUSURROUND(TM) ("TRUSURROUND") and Acoustic Vector Technology ("AVT"). See "Description of Business -- The Company's Technologies," herein. These new technologies have been well received by existing licensees and have also opened doors for discussion with new potential licensees.

     The Company successfully completed its initial public offering in August 1996, raising approximately $22 million. The Company added approximately $2.25 million in cash from operations in Fiscal 1996 and began Fiscal 1997 in a solid cash position. This financial position, coupled with strong business growth during Fiscal 1996, provides a sturdy platform for continued growth.

     SRS Labs, Inc., a Delaware corporation (the "Company"), was incorporated in the State of California on June 23, 1993 and reincorporated in the State of Delaware on June 28, 1996. The Company's executive offices are located at 2909 Daimler Street, Santa Ana, California 92705. Its telephone number is (714) 442-1070, and its address on the World Wide Web is http://www.srslabs.com.

INDUSTRY OVERVIEW

     Advanced audio technology is becoming increasingly significant in televisions, stereo components, multimedia computers, automobiles, video and arcade games, movie theaters, musical instruments, virtual reality entertainment centers, and the Internet. The Company believes that increasing demand for advanced audio technology is being driven by: (i) increased consumer sophistication and demand for a better listening experience; (ii) competition among OEMs who constantly seek affordable technologies that differentiate their products; and (iii) the growth of the multimedia entertainment market through the convergence of traditionally separate product markets such as televisions and personal computers. As such, the Company believes that its five target markets described above represent a large and expanding worldwide opportunity for its proprietary audio technologies.

     Mono and stereo have been the audio standards for the past 60 years. Mono uses a single channel of sound, while stereo uses two channels of sound, each directed to a separate speaker. Although an improvement over mono, stereo is limited in providing a realistic listening experience. In order to experience a true stereo image, the listener must be located in a specific, centrally-located listening position commonly referred to as the "sweet spot". Additionally, the stereo image is presented in front of the listener and confined to the area between the speakers. Moreover, the sound image is discretely identifiable as emanating from speaker enclosures, which is in contrast to live environments where the listener experiences an immersive 3D sound image.

     Quadraphonic and surround sound technologies were developed in attempts to overcome some of the limitations of stereo and provide more realistic listening experiences. Surround sound places speakers strategically around the room in an attempt to recreate the ambience and sense of space present in a live listening environment. Surround sound is similar to stereo in that it requires an encoding process and must be played back through a special decoder that directs sound to four, five or six speakers. Although an improvement over stereo, surround sound also has several shortcomings. While sounds can be heard from the front and rear with proper speaker placement, specific sounds can still be attributed to individual speakers rather than "immersing" the listener as in a live listening environment. In addition, surround sound requires two, three or four speakers to be added to the traditional two-speaker stereo configuration. Accordingly, implementing surround sound requires additional space for speakers and a significant upgrade from conventional stereo equipment. In addition, since surround sound requires special encoding, the listener's existing audio library does not fully benefit from surround sound.

     Numerous other audio enhancement technologies have been developed and introduced. Dolby(R) and DBX(R) noise reduction, which were developed to reduce the amount of background "hiss" encountered during recording and playback, have become standards. Dolby(R), ProLogic(TM), THX(R), DTS(R), SDDS(R), DolbySRD(R) and AC3(TM) (Dolby Digital) are other examples of emerging audio technologies. Regardless of the methodology, audio enhancement technologies generally attempt to achieve the common objective of providing the listener with a more realistic listening experience.

THE SRS SOLUTION

     The Company's flagship audio technology, SRS, produces a realistic, natural, 3D sound image from any audio source using as few as two conventional stereo speakers. The technology is based on research into the fundamentals of the human hearing system, and recreates the multitude of spacial cues that are present in a live listening environment but that are lost in recording and playback. SRS eliminates the "sweet spot" associated with traditional stereo, thus SRS does not require the listener to be positioned in a specific location to experience the immersive 3D sound image. The technology enhances any stereo or surround sound system and is relatively inexpensive to implement. Finally, SRS enhances any prerecorded audio material and does not require special encoding. With the capability to enhance any audio media, SRS has a larger sphere of application and market potential than many other audio enhancement technologies which require special encoding at the time of recording.

     SRS can be easily and inexpensively incorporated by OEMs into the manufacture of a wide variety of audio-related consumer products such as TVs, computers, stereo receivers, VCRs, car radios, video games, and musical instruments. The markets for these consumer electronics products are highly competitive and generally dominated by large manufacturers. The Company licenses its technology to manufacturers who differentiate their products by continually adding new features and increasing product performance. The Company has a number of additional technologies, and the SRS licensing relationship provides OEMs with access to the Company's current and future audio technologies.

     The Company licenses its technologies to OEMs in five primary markets: consumer home audio, multimedia personal computers, automobile sound systems, professional audio equipment (such as movie theaters and musical instruments) and video and arcade games. The Company believes that, as the multimedia entertainment industry expands and brings together such related technologies as home theaters, computers, stereos, DVD players, cable TV, telephone lines, cellular and satellite systems, and the Internet, the broad application of the Company's technologies allow it to be well-positioned to provide unique audio solutions to a wide variety of manufacturers and consumers.

COMPANY STRATEGY

     The Company's objective is to become a worldwide leader in developing, marketing and licensing proprietary entertainment enhancement technologies that address large and expanding markets. Key elements of the Company's strategy include:

          Enhance Position as a Technology Innovator. The Company seeks to identify specific limitations in the audio and multimedia entertainment market and to develop or acquire proprietary solutions to address these limitations. In addition to SRS, the Company's flagship technology, the Company is also developing and commercializing new technologies such as FOCUS, which repositions sound and creates a proper stereo image in environments where speaker location is not optimal, and ORB(R) (Optimum Reflective Baffle) ("ORB"), which provides a unique approach to the physical design of speakers by incorporating a baffle that creates a 180 degrees dispersion of sound. The Company's acquisition and development programs are designed to maintain a continuous stream of technologies to attract new licensees and enhance relationships with existing licensees.

          Target Global Industry Leaders. To facilitate broad and rapid adoption of its technologies, the Company targets both brand name leaders in the OEM market and leading semiconductor manufacturers as licensees of its technologies. The number of the Company's licensees has grown from two in June 1993 to over 80 as of December 31, 1996. OEM licensees include Apple, Kenwood, NEC, Packard Bell, Pioneer, RCA, Sharp, Sony and Toshiba. Semiconductor licensees include Chromatic Research, Cirrus Logic, Mitsubishi, Motorola, Philips, Seiko, SGS-Thomson, Sony and Yamaha. The Company develops new business opportunities through a combination of its dedicated sales force, independent sales agents and semiconductor licensees who identify potential OEM licensees and pursue new business opportunities.

          Provide Superior Licensee Support. The Company believes that consumer acceptance of SRS and the Company's other technologies is best realized by the joint efforts of the Company and its licensees. Consequently, the Company dedicates significant resources to its OEM and semiconductor licensee relationships in the areas of product development, product launch, training of licensee employees, and ongoing promotional programs designed to differentiate the licensee's products and highlight the SRS solution. The Company believes that its independent status as a licensor facilitates the acceptance of its technologies because the Company does not compete with its licensees and can encourage multiple parties within the same industry to adopt and promote its technologies.

          Leverage Relationships and Technologies. The Company believes that its licensing relationships and technologies provide a solid foundation from which to create new business opportunities. The Company continually works with licensees to improve the performance of SRS and expand the use of SRS and the Company's other technologies within the licensees' product lines. For example, RCA and Sony, which have historically used SRS only in their television sets, have recently introduced new lines of other consumer home audio products featuring SRS. In addition, the Company has established relationships with semiconductor manufacturers to incorporate the Company's technologies into analog semiconductors and digital signal processors. The Company believes that these alliances will allow the Company to expand its licensee and revenue bases by utilizing the sales forces of the semiconductor manufacturers and by providing OEMs with an easier and more cost-effective implementation of the Company's technologies, as well as facilitating the establishment of SRS as a standard.

          Build Brand Name Awareness. The Company seeks to establish SRS and its other proprietary technologies as industry standards and significant product differentiators for its licensees, with the objective of making SRS part of the consumer buying decision. In order to accomplish this objective, the Company actively promotes the use of Company trademarks and directs licensees to prominently display the SRS logo on products, packaging and in advertising. In the cinema market, theaters utilizing SRS feature a 30 second movie trailer (similar to Dolby(R) and THX(R)) at the beginning of each show with the phrase, "SRS(--)... everything else is only stereo." Additionally, the Company uses advertising, public relations, direct mail, newsletters, America On Line and its World Wide Web page on the Internet to build brand name awareness. With over 80 licensees as of December 31, 1996 and SRS-based products now available in every major industrial country in the world, the Company believes that the SRS logos are associated with leading edge multimedia technology, quality audio and an optimum listening experience.

THE COMPANY'S TECHNOLOGIES

     The Company's technology strategy is to provide a continuing stream of technologies to attract new licensees, enhance relationships with existing licensees and to strengthen the Company's position as a leader in audio/multimedia technology. The Company's flagship technology, SRS, is a patented audio technology that creates an immersive 3D sound image from any audio source using as few as two conventional stereo speakers. SRS compensates for the difference between the way microphones record and the way that humans hear. The result is that SRS eliminates the "sweet spot," the centrally-located position required for a listener to experience the stereo effect of a typical stereo system. SRS differs from many other technologies in that it works with any existing recorded material and thus can be used with a listener's existing audio library. SRS may be implemented through discrete analog components, analog semiconductors and digital signal processors. These methodologies offer licensees significant flexibility with respect to the manner in which SRS is implemented.

     The Company also has developed two complementary technologies called FOCUS and TRUSURROUND for which patents are pending. FOCUS repositions sound and creates a proper stereo image in environments where speaker location is not optimal. Thus, the listener will experience a true stereo image as if the speakers were properly placed in front of the listener, even if the speakers are on the floor, behind furniture or facing each other. FOCUS is particularly well suited for use in automobiles where front speakers are located more often in the doors or under the dash board. FOCUS will be licensed together with SRS, and the

Company currently expects that FOCUS modules and semiconductors will be available to OEMs in the Fall of Fiscal 1997. TRUSURROUND was designed to enhance multi-channel audio systems such as Dolby Digital AC3, the new standard for DVD. TRUSURROUND renders six channels of audio through two speakers plus a subwoofer without any loss of audio material, providing the listener with a listening experience very similar to a full six speaker system. TRUSURROUND has been implemented in chips from Zoran and Chromatic. Other chip companies are in the process of completing their designs.

     In addition, the Company is commercializing speaker technologies based upon three patents acquired from Hughes Aircraft. One such technology, ORB, provides a unique approach to the physical design of speakers by incorporating a baffle that creates a 180 degrees dispersion of sound. The Company has amended one license agreement with an OEM to include use of the ORB technology, and is working with other licensees to include ORB in their product lines. Another speaker technology, referred to as AVT, projects the listening material so that the human ear can more easily identify the direction of ambient sounds. A third speaker technology, BASER, is a high-efficiency design for a subwoofer speaker.

     The Company is also exploring commercial applications for a number of its other existing technologies. There are also a number of other commercial applications for the flagship SRS technology which the Company may pursue, including music and CD ROM publishing, the transmission of 3D stereo sound over the Internet and high end professional sound equipment products for use in studios.

     The Company's flagship technology, SRS, is currently the subject of numerous license agreements and continues to be actively marketed by the Company. The TRUSURROUND and ORB technologies also have been licensed by the Company and continue to be actively marketed by the Company. The FOCUS, BASER, and AVT technologies have not yet been licensed but are actively being marketed by the Company. Fixed and per unit licensing royalties associated with SRS and ORB coupled with technology transfer fees for new technology have accounted for virtually all of the Company's revenues to date and is expected to continue to represent the substantial majority of the Company's revenues at least through Fiscal 1997.

MARKETS AND OEM PRODUCTS

     The Company licenses its patented technologies in five worldwide target markets: consumer home audio, computer multimedia, car audio, professional sound, and video and arcade game industries. Consumer purchases of new products in these markets represent multi-billion dollar annual spending. There is also a large installed base of non-SRS audio products and SRS can be used to upgrade most of these existing audio products through the use of stand-alone SRS processor units manufactured by several OEMs.

  Consumer Home Audio

     The Company believes that the consumer home audio market currently represents the largest potential market for its technologies. Advanced audio technology is becoming increasingly significant in televisions, stereo components, home theater, and other home entertainment products. The markets for these consumer electronics products are highly competitive and OEMs are constantly seeking new technologies to differentiate their products.

     Television sets were the first products to incorporate SRS. Since television speakers are typically small and relatively close together, it is especially difficult to reproduce a true-to-life sound image. Anam, LG Electronics, RCA, Sharp and Sony feature SRS in their premium and core lines of television sets.

     Other consumer home audio products such as stereo receivers and tuners, powered speakers, compact disc players, VCRs, laser disc players, mini component systems, boom boxes, camcorders and TV cable set top units can all be enhanced through the use of SRS. Hyundai, Kenwood, LG Electronics, RCA, Samsung, Sharp and Sony introduced consumer home audio products featuring SRS for the 1996 season.

     One of the Company's key strategies is to expand the use of SRS into the various product lines of each OEM. Based on RCA's success with SRS in televisions, RCA has introduced the RCA High Performance Audio line of home stereo products featuring SRS. Hyundai, Kenwood, Pioneer, Samsung, Sharp, Sony and other OEMs have also introduced SRS into multiple product lines.

     A number of semiconductor manufacturers have licensed SRS for implementation into semiconductors designed for consumer home audio products. Mitsubishi, NJRC, Seponix and SGS-Thompson are currently shipping such semiconductors, and Motorola is preparing to introduce such semiconductors.

  Computer Multimedia

     Consumers are increasingly purchasing multimedia personal computers incorporating a CD-ROM drive and speakers and typically supporting higher resolution graphics and sound and, in certain cases, additional capabilities such as digital video and data and/or voice communications. The demand for these capabilities has been driven by the proliferation of multimedia-based entertainment and education applications and video games, as well as the widespread use of the Internet. The personal computer and peripherals market is characterized by intense competition and short product lifecycles. As a result, the Company believes PC and peripheral OEMs are more likely to quickly implement new technologies such as SRS. Packard Bell, a leader in the consumer PC market, established a strategic relationship with the Company in January 1994 whereby Packard Bell licensed SRS for inclusion in all of its personal computers. The Company's other computer multimedia OEMs include Apple, Aztech Systems, Daewoo, KDS, Nakamichi, NEC, NMB Technologies, Samsung, Sony, Toshiba and Trigem.

     The new generation of multimedia systems are focused on higher quality audio and often incorporate home stereo quality speakers. During Fiscal 1996, Nakamichi, a traditional Japan-based audio company known for high-end audio products in the consumer home audio market, expanded its product line and introduced computer multimedia speakers utilizing SRS that received the RetailVision 1996 "Best Multimedia Product" award. Pioneer and Sony also introduced powered speakers that incorporate SRS.

     During Fiscal 1996, the computer multimedia game market has also begun to feature 3D sound localization technologies. SRS complements and enhances most 3D sound localization processing as it does with other mono, stereo or surround soundtracks in the computer game market. For example, SRS can enhance Microsoft DirectSound(TM) which is an example of computer architecture that implements sound localization technology.

     A number of semiconductor manufacturers have licensed SRS for implementation into semiconductors designed for computer multimedia products. Crystal Semiconductor, a subsidiary of Cirrus Logic, NJRC, Seponix and Yamaha are currently shipping such semiconductors, and Chromatic Research and S3 are preparing to introduce such semiconductors.

  Car Audio

     The Company believes the unique listening environment inherent in cars represents a significant market for SRS and FOCUS. The compartment of the automobile creates distinct audio challenges that are significantly different from more traditional listening environments. The location of front speakers in doors as opposed to the dashboard in front of the driver, the construction of the automobile and the non-optimal listener positions make it difficult to provide quality audio in an automobile. Many auto manufacturers are featuring improved sound systems as a differentiator and marketing advantage. The use of SRS and FOCUS inexpensively addresses these difficult challenges in the automobile environment. In January 1996, the Company entered this market with the introduction of a new car stereo line from Pioneer featuring SRS at the Winter Consumer Electronics Show. In January 1997, the Company formally introduced FOCUS at the Winter Consumer Electronics Show. The Company anticipates that the FOCUS chips will be available during the second half of Fiscal 1997.

  Professional Sound

     The Company defines the professional sound market as including cinemas, musical instruments, professional recording equipment and karaoke systems. The Company believes that implementation of SRS into movie theaters is an inexpensive alternative to or enhancement of current audio technologies for the cinema such as DolbySRD(R), DTS(R)and SDDS(R), and provides an important avenue to increase consumer awareness of SRS. The first SRS 3D cinema processor debuted in Bonn, Germany in March 1995 and by

December 1996, over 250 theaters in 17 countries had implemented SRS 3D Cinema Sound(TM). In January 1996, Kurzweil introduced a digital piano that incorporates SRS. The Company does not anticipate that the professional sound market will be a significant source of revenues in the foreseeable future, but it believes it is an important avenue to increase consumer awareness of the Company's technologies.

  Video and Arcade Games

     SRS can be implemented in video and arcade games by positioning an SRS processor between the game unit and stereo playback system, implementing SRS directly into the game unit, or encoding SRS into the game software. The Company also believes that its technologies are well suited for use in amusement parks and virtual reality attractions as these markets advance and sound becomes a larger part of the experience. The Company currently does not derive significant revenues from the video and arcade game markets and does not anticipate significant revenues from these markets in the near future.

LICENSEE PROGRAM

     As a technology and licensing company, the Company's primary focus is creating economic and inventive ways for licensees to implement the Company's technologies. The Company has two general types of licensees: OEM licensees which build SRS and the Company's other technologies into consumer products; and semiconductor licensees which build SRS and the Company's other technologies into semiconductors for use by the OEM licensees. The number of the Company's licensees has grown from two in June 1993 to over 80 licensees as of December 31, 1996, and SRS has been implemented into an estimated ten million products in numerous product lines.

OEM LICENSEES

     The following table identifies the Company's OEM licensees and the market or markets in which such licensees are participating or are planning to participate as of December 31, 1996:

                                 OEM LICENSEES

                              COMPUTER MULTIMEDIA

Advanced Digital Systems
Apple Computer, Inc.
ATP Corporation
Aura Systems, Inc.
Aztech Systems Ltd.
Boca Research, Inc.
Core Dynamics, Inc.
Daewoo Telecom Ltd.
Diamond Multimedia Systems, Inc.
Diotech SMT Products
Dual Technology Corporation
En K Telecom Co., Ltd.
Formosa Industrial Computing, Inc.
Golden Reagent Investment Ltd.
Goldtron Multimedia Limited
Green-Tech Corporation, Ltd.
GVC Corporation
Intel Corporation
Kenwood Corporation
KDS Co., Ltd.
Leadtek Research, Inc.
Mediatrix Peripherals Inc.
Megaworld
MICS Computers, Inc.
Midiland
Nakamichi Corporation
NEC Technologies, Inc.
NMB Technologies
NuReality
Packard Bell Electronics, Inc.
Palnet Company Ltd.
Pioneer Electronic Corporation
Power Computing
Reveal Computer Products, Inc.
Samsung Electronics Co., Ltd.
SC & T2 International, Inc.
Seohan Electronics, Inc.
Sharp Electronics, Inc.
Sony Corporation
Sugiyama Electronics
TeleVideo Systems, Inc.
Toshiba Corporation
Trigem
Umax Computer Corporation

CONSUMER HOME AUDIO

Anam Electronics Co., Ltd.
Atlantis Computers, Inc. ("NuReality")
Daewoo Telecom Ltd.
Dooin Electronics
Hatai Electronics Co.
Hitachi Ltd.
Hyundai Electronics Industries Co., Ltd.
Kenwood Corporation
LG Electronics, Inc.
Nakamichi Corporation
Pioneer Electronic Corporation
Samsung Electronics Co., Ltd.
Sharp Electronics Corporation
Shenzen
Sony Corporation
Sun Young Electronics, Inc.
Tai Kwang Industrial Co., Ltd.
Thomson Consumer Electronics S.A. ("RCA")
Thomson Consumer Electronics, Inc. ("RCA")

CAR AUDIO

Hatai Electronics Co.
Hyundai Electronics Industries Co., Ltd.
Kenwood Corporation
Nakamichi Corporation
Pioneer Electronic Corporation

PROFESSIONAL SOUND

ASSA
Elf Systems Co., Ltd.
Kawai Musical Instruments Mfg. Co., Ltd.
Smart Devices, Inc.
Young Chang America, Inc. ("Kurzweil")

VIDEO AND ARCADE GAMES

Golden Reagent Investment Ltd.
Green-Tech Corporation, Ltd.
Leadtek Research, Inc.
NuReality
Palnet Company Ltd.

     License agreements with OEMs have terms which typically range from one to ten years and require per unit royalty payments for all products implementing the Company's technologies. Certain agreements provide for a fixed annual or quarterly royalty payment. License agreements also specify the use of the Company's trademarks and logos and provide for product review and approval by the Company. The agreements do not have volume requirements and may be terminated by the OEM or the Company without substantial financial penalty.

     The Company has experienced significant concentration and fluctuations in the use of the Company's technologies by certain licensees. For the year ended December 31, 1994 ("Fiscal 1994"), NuReality, RCA and Sony accounted for 13%, 64% and 22%, respectively, of the Company's license revenues. For the year ended December 31, 1995 ("Fiscal 1995"), RCA and Reveal Computer accounted for 38% and 24%, respectively, of the Company's license revenues. For Fiscal 1996, Packard Bell and NEC accounted for 28% and 10%, respectively, of the Company's license revenues.

SEMICONDUCTOR LICENSEES

     In order to reduce the cost of implementation of its technologies and increase market penetration, the Company has developed a strategy to work more closely with semiconductor manufacturers. The Company's semiconductor strategy is to establish relationships with leading semiconductor manufacturers who will incorporate certain of the Company's technologies into analog semiconductors and digital signal processors.

     The following table identifies the semiconductor manufacturers who have entered into licensing agreements with the Company as of December 31, 1996:

                            SEMICONDUCTOR LICENSEES

Chromatic Research, Inc.                     Nippon Precision Circuits, Inc./Seiko Group
Cirrus Logic, Inc.                           ("Seiko")
Industrial Technology Research Institute     Philips Semiconductors
Mitsubishi Electric Corporation              S3 Inc.
Motorola Incorporated                        Seponix Corporation
Medianix Semiconductor, Inc.                 Sony Corporation
New Japan Radio Co., Ltd.                    SGS-Thomson Microelectronics
                                             Yamaha Corporation

     The Company has primarily followed the Dolby licensing model whereby licensees are free to choose a semiconductor solution from a number of choices and, regardless of the semiconductor choice, the licensee pays a royalty directly to the Company. However, this methodology is not well established in the computer multimedia market, and the Company is testing a different model whereby the royalty is "bundled" into the cost of the semiconductor. This provides the OEM with an easier business decision and simplifies the process for the semiconductor manufacturer. In this model, the royalty is collected directly from the semiconductor company after the chip has been sold to the OEM. During Fiscal 1996, the Company signed license agreements with Intel and GVC, both of which incorporate SRS directly on the computer motherboard.

     The Company believes that the business relationships based on SRS as well as those based on new technologies such as FOCUS and TRUSURROUND will increase the Company's channels of distribution by leveraging the sales forces of the semiconductor manufacturers. These relationships also will provide OEMs with an easier and more cost-effective implementation of the Company's technologies. Finally, the Company believes it will develop additional revenue streams from new technologies implemented and marketed through licensed semiconductor manufacturers.

LICENSEE SUPPORT

     The Company seeks to work closely with its licensees to enhance their success in selling products and semiconductors that incorporate the Company's technologies through a variety of targeted licensee support programs. The Company's licensee support programs include customized audio-CDs to showcase the OEM products and semiconductors and the Company's technology, sales training, press tours and targeted mailings.

     The Company's corporate communications program includes press releases, monthly technical updates, quarterly newsletters and sales informational mailings. The Company also produces and distributes audio CD/CD ROMs that demonstrate SRS and provides technical assistance and general consumer-related information on the World Wide Web and America Online. The Company conducts tours and presentations for the press and other media outlets to promote the Company's technologies and licensee products.

     The Company regularly participates in trade shows to increase awareness of its technologies, to support its licensees and to generate new licensee relationships with existing and potential customers. The Company also has initiated a development program with its OEM and semiconductor licensees to actively explore other opportunities to utilize the Company's technologies in new products and/or markets. The Company has also retained the services of an outside public relations firm to supplement these communications efforts produced by the Company's internal marketing department.

RESEARCH AND DEVELOPMENT

     Prior to the Company's acquisition of SRS and related audio technologies from Hughes Aircraft in 1993, Hughes Aircraft spent significant resources to develop and patent these technologies. Since the acquisition, the Company has spent approximately 2.1%, 16.2%, 15.8% and 15.8% of total operating expenses on research and development in Fiscal 1993, 1994, 1995, and 1996, respectively. The Company's research and development efforts are primarily targeted at developing new technologies, improving the performance of its existing technologies and reducing the cost for OEMs to implement its technologies. Research and development efforts are also focused on responding to licensees' requirements with respect to implementing the Company's technologies, expanding applications for the Company's technologies in the Company's five target markets and exploring implementation of the Company's technologies in new markets.

     The market for the Company's technologies is subject to rapid and significant changes and frequent new technology and product introductions. The Company believes that its future success will depend on its ability to continue to enhance its existing technologies and to introduce or acquire new technologies on a competitive basis. There can be no assurance, however, that the Company will be able to successfully enhance existing technologies or introduce or acquire new technologies.

MARKETING AND ADVERTISING

     In addition to its licensee support programs, the Company markets its business on a worldwide basis. As part of the Company's global strategy, its sales and marketing efforts are organized into new business development and licensee relationship management functions. The Company develops new business opportunities through a combination of its dedicated sales force, independent sales agents and semiconductor licensees which identify potential licensees and pursue interactive product development with these licensees. An integral part of the Company's sales and marketing worldwide is conducted by its independent sales agents. The Company actively promotes the use of Company trademarks, and directs licensees to prominently display the SRS logo on products, packaging and in advertising. In the cinema market, theaters utilizing SRS feature a 30 second movie trailer (similar to Dolby(R) and THX(R)) at the beginning of each show with the phrase, "SRS(--) . . . everything else is only stereo." Additionally, the Company uses public relations, direct mail, newsletters, America On Line and its World Wide Web page on the Internet to build brand name awareness.

COMPETITION

     The Company competes in its market segments with a number of companies which produce a variety of audio enhancement technologies, processes and products. These technologies, processes and products include THX(R), which is a certification program that indicates if a movie theater or particular piece of audio equipment meets certain specifications, Dolby(R) A-type, B-type and C-type noise reduction, Dolby SR(R), which provides noise reduction and encodes analog sound using four sound channels, ProLogic(TM), which is a surround sound system incorporating an active center channel, DolbySRD(R), which encodes a six channel digital sound track on a movie print, DTS(R), which uses CDs to reproduce six channels of digital sound synchronized with a movie print, and SDDS(R), which encodes six or eight channels of digital sound on both sides of a movie print. Because SRS works with any existing recorded material whether mono, stereo, surround sound or other encoding process, SRS can be used either as an alternative or as a complement and enhancement to almost any competing audio technology. The Company also directly competes in the field of 3D audio enhancement with providers of other 3D audio technologies, including Qsound Labs, Inc. and Spatializer. In addition, the Company's technologies may, in the future, compete with audio technologies developed by other companies, some of whom may be current licensees of SRS.

     Certain of these companies have, or may have, substantially greater resources than the Company to devote to further technologies and new product developments. The Company believes that it will compete based primarily on the quality and performance of its proprietary technologies, brand name awareness, the ease and cost of implementing its technologies, the ability to meet OEMs' needs to differentiate their products, and the strength of its licensee relationships. There can be no assurance that based on these factors the Company will continue to be competitive with existing or future products or technologies of its competitors.

INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY INFORMATION

     The Company operates in an industry where innovation, investment in new ideas and protection of its resulting intellectual property rights are important for success. The Company relies on a variety of intellectual property protections for its products and services, including patent, copyright, trademark and trade secret laws, and contractual obligations, and pursues a policy of vigorously enforcing such rights. There can be no assurance, however, that the Company's intellectual property rights will be adequate to ensure the Company's competitive position, or that competitors will not be able to produce a non-infringing competitive product or service. There can be no assurance that third parties will not assert infringement claims against the Company, or that if required to obtain any third party licenses as a result of an infringement dispute the Company will be able to obtain such licenses. The Company believes that its patents and trademarks are important to its business.

     SRS is the subject of four U.S. patents containing a combined total of 260 claims. The expiration dates for these U.S. patents are May 31, 2005, June 20, 2006, September 12, 2006 and October 5, 2010, respectively. In addition, the Company has 45 issued foreign patents relating to SRS and over 40 additional foreign patents pending. The expiration dates for these foreign patents varies depending on the particular patent and the particular country, but in most cases the duration of such foreign patents will extend into the year 2006.

     The Company also owns three U.S. patents for speaker technology, one of which covers its ORB technology, and has 22 issued foreign patents for these technologies with several other foreign patents pending. The expiration dates for these U.S. patents are April 4, 2006, June 6, 2006 and January 10, 2010, respectively. The expiration dates for these foreign patents varies depending on the particular patent and the particular country, but in most cases the duration of such foreign patents will extend into the year 2006. The Company has multiple new audio technology patents pending in the U.S. and worldwide for improvements to SRS and its FOCUS and TRUSURROUND technologies.

     The Company also is the owner of the federally registered trademarks SRS(R), the SRS logo "(--)(R)", Sound Retrieval System(R), ORB(R), BASER(R) and "everything else is only stereo". Trademark applications have been filed for F(--)CUS(TM), TRUSURROUND(TM), AVT(TM), 3D STEREO(TM), 3D STEREO II(TM), 3D CINEMA SOUND(TM), MEGA WIDE(TM), MEGA SPACE(TM) and ORS(TM). The initial duration of the Company's registered trademarks ranges from August 23, 1998 to September 23, 2001. The duration of these trademarks can be maintained indefinitely provided proper maintenance fees are paid and the trademarks are continually used or licensed by the Company. The Company currently intends to maintain all of these trademarks.

EMPLOYEES

     The Company employed 17 full-time individuals and one part-time individual as of December 31, 1996. None of the Company's employees are covered by a collective bargaining agreement or is presently represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases an 11,700 square foot facility in Santa Ana, California consisting of office and warehouse space. The Company leases the facility from Daimler Commerce Partners, L.P. (the "Partnership"), an affiliated partnership. The general partner of the Partnership is Conifer Investments, Inc. ("Conifer"). The sole shareholders of Conifer are Thomas C.K. Yuen and Misako Yuen, as co-trustees of the Thomas Yuen Family Trust (the "Trust"), and the executive officers of Conifer include Mr. and Mrs. Yuen. Mr. and Mrs. Yuen, as co-trustees of the Trust also beneficially own, as of March 21, 1997, 31.9% of the Company's outstanding common stock. Mr. Yuen is the Chairman of the Board and Chief Executive Officer of the Company.

     The lease term commenced on June 1, 1994, and will expire on May 31, 1997. Rent for the first year was $.45 per square foot per month (an initial annual rent of $63,180) plus common area expenses, real property taxes, utilities, insurance premiums and maintenance. A provision in the lease provides that the landlord may increase the rent by up to 4% on each of June 1, 1995 and 1996. Pursuant to the lease, the Company paid the Partnership rent of $52,463 during Fiscal 1994, $63,180 during Fiscal 1995 and $63,430 during Fiscal 1996.

     The Company anticipates that it will enter into a new lease agreement with the Partnership to lease 23,400 square feet of space at the same facility prior to the expiration of the current lease on May 31, 1997.

     The Company believes that its current facilities together with the addition of the 11,700 square feet referenced above, will be adequate to meet the Company's needs for the foreseeable future. Should the Company need further additional space, management believes that the Company will be able to secure additional space at reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

     As of March 27, 1997, the Company is not a party to any pending legal proceeding. The Company may from time to time be involved in routine legal matters incidental to their businesses. In the opinion of the Company, the resolution of such matters will not have a material effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The common stock of the Company was accepted for trading on the Nasdaq Stock Market as a National Market System Security, effective August 8, 1996, where it trades under the symbol SRSL. There was no active trading market for the Company's common stock prior to August 8, 1996.

     The table below reflects the high and low bid prices of the Company's common stock as reported by The Nasdaq Stock Market, Inc. from August 8, 1996, through the end of Fiscal 1996. Such quotations are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                  FISCAL 1996                            HIGH     LOW
        ---------------------------------------------------------------  ----     ---
        Third Quarter (beginning August 8, 1996).......................   15 5/8   8
        Fourth Quarter.................................................   16       8 5/8

HOLDERS

     The number of stockholders of record as of March 21, 1996 was 35.

DIVIDEND POLICY

     The Company has never paid cash dividends on its common stock. The Company currently intends to retain its available funds from earnings for future growth and, therefore, does not anticipate paying any dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

     On January 17, 1996, an individual believed to be an "accredited investor," as defined in Regulation D promulgated under the Securities Act of 1993, as amended (the "Securities Act"), exercised an option granted in August 1993 to purchase 362,064 shares of common stock of the Company. No underwriter was involved in such transaction. The above-referenced securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Securities Act and on analogous provisions contained in applicable state securities laws on the basis that they were issued under circumstances not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company for the fiscal years ended December 31, 1994, 1995 and 1996, which has been derived from the Company's financial statements which appear elsewhere in this Report and which have been audited by Deloitte & Touche LLP, independent auditors. Such selected financial data should be read in conjunction with Management's Discussion and Analysis or Plan of Operation in this Item 6 and the Financial Statements of the Company and Notes thereto included in Part II, Item 7 of this Report.

                                                                          FISCAL YEAR
                                                                       ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                  1994        1995        1996
                                                                 -------     -------     ------
                                                                   (IN THOUSANDS, EXCEPT PER
                                                                  SHARE AND SELECTED OPERATING
                                                                             DATA)
Revenues:
  Royalty revenues.............................................  $   547     $   823     $4,620
  Other revenues...............................................      440          21        772
                                                                 -------     -------     ------
     Total revenues............................................      987         844      5,392
Cost of sales..................................................      678          15         95
                                                                 -------     -------     ------
  Gross margin.................................................      309         829      5,297
Operating costs and expenses
  Sales and marketing..........................................      674         937      1,163
  Research and development.....................................      340         384        522
  General and administrative...................................    1,079       1,107      1,616
                                                                 -------     -------     ------
  Total operating expenses.....................................    2,093       2,428      3,301
                                                                 -------     -------     ------
Income (loss) from operations..................................   (1,784)     (1,599)     1,996
  Interest income (expense), net...............................      (92)        (41)       366
                                                                 -------     -------     ------
Income (loss) from operations before income tax expense........   (1,876)     (1,640)     2,362
Provision for income taxes.....................................        1           1        501
                                                                 -------     -------     ------
Net income (loss)..............................................   (1,877)     (1,641)     1,861
                                                                 =======     =======     ======
  Net income (loss) per share of common stock..................  $ (0.37)    $ (0.27)    $ 0.21
                                                                 =======     =======     ======
Weighted average number of common stock and common stock
  equivalents outstanding......................................    5,076       6,032      8,686
                                                                 =======     =======     ======
Selecting Operating Data:
  Total licensees..............................................       19          43         82

OVERVIEW

     The Company develops, markets and licenses proprietary audio technologies for use in five worldwide markets: consumer home audio, computer multimedia, car audio, professional sound and video and arcade games. The Company licenses its flagship technology, SRS, to leading original equipment manufacturers. This Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the Company's Financial Statements and Notes thereto included in Part II, Item 7 of this Report.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenues

     Total revenues in Fiscal 1996 were $5,392,280 compared to $843,789 in Fiscal 1995, an increase of 539.1%. This increase resulted primarily from growth of the licensee base from 43 licensees at the end of 1995 to 82 licensees at December 31, 1996, and increased shipments of products incorporating SRS on which royalties are paid by licensees. Of the $5,392,280 in revenues in Fiscal 1996, $772,180 related to one-time license fees and $4,620,100 related to on-going royalties.

  Cost of Sales

     Cost of sales consists primarily of fees paid to third party representatives for sales administration and support. Cost of sales in Fiscal 1996 were $95,378 compared to $14,957 in Fiscal 1995, an increase of 537.7%. Cost of sales were 1.8% of total revenues in both Fiscal 1996 and 1995.

  Sales and Marketing

     Sales and marketing expenses were $1,163,409 in Fiscal 1996 compared to $937,293 in Fiscal 1995, an increase of 24.1%. This increase was primarily attributable to increased staffing and an increase in marketing and promotional activities. As a percentage of total revenues, sales and marketing expenses decreased to 21.6% in Fiscal 1996 from 111.1% in Fiscal 1995 as the Company leveraged its expenses on higher sales volumes.

  Research and Development

     Research and development expenses were $521,482 in Fiscal 1996 compared to $383,948 in Fiscal 1995, an increase of 35.8%. This increase was primarily attributable to increased staffing and an increase in expenses associated with the internal development of new and existing technologies. As a percentage of total revenues, research and development expenses decreased to 9.7% in Fiscal 1996 from 45.5% in Fiscal 1995 as the Company leveraged its expenses on higher sales volumes.

  General and Administrative

     General and administrative expenses were $1,615,648 in Fiscal 1996 compared to $1,106,519 in Fiscal 1995, an increase of 46.0%. This increase was primarily attributable to increased staffing and general management expenses for the support of the licensing activities and new business development. As a percentage of total revenues, general and administrative expenses decreased to 30.0% in Fiscal 1996 from 131.1% in Fiscal 1995 as the Company leveraged its expenses on higher sales volumes.

  Interest Income (expense)

     Interest income was $365,583 in Fiscal 1996 compared to interest expense of $41,035 in Fiscal 1995. The increase is due to interest earned on investing the proceeds from the Company's initial public offering.

  Income Tax Expense

     Income tax expense in Fiscal 1996 was $500,937 compared to $800 in Fiscal 1995, which represented minimum state income taxes as the Company had a net loss during that period. Income tax expenses in Fiscal 1996 are partially offset by the use of federal and state tax loss carryforwards.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

  Revenues

     Total revenues in Fiscal 1995 were $843,789 compared to 987,109 in Fiscal 1994, a decrease of 14.5%. This decrease resulted from decreased revenues from sales of products acquired from Hughes Aircraft. Revenues from product sales in Fiscal 1995 were $21,230 compared to $439,830 in Fiscal 1994, a decrease of 95.2%. The decrease reflects completion of the liquidation of the inventory of products acquired from Hughes Aircraft. License revenues in Fiscal 1995 were $822,559 compared to $547,279 in Fiscal 1994, an increase of 50.3%. This increase was primarily due to license revenues received on increased shipments of units incorporating SRS in existing markets and the launch of SRS in new markets.

  Cost of Sales

     The Company's gross margin has varied as a result of changes in the mix of revenues. Cost of sales during Fiscal 1995 consists primarily of fees paid to third party representatives for sales administration and support. Cost of sales during Fiscal 1994 consists primarily of costs associated with the inventory of products acquired from Hughes Aircraft. Cost of sales in Fiscal 1995 were $14,957 compared to $678,396 in Fiscal 1994, a decrease of 97.8%. Cost of sales were 1.8% of total revenues in Fiscal 1995 compared to 68.7% in Fiscal 1994. This decrease reflects completion of the liquidation of the inventory of SRS products acquired from Hughes Aircraft.

  Sales and Marketing Expenses

     Sales and marketing expenses were $937,293 in Fiscal 1995 compared to $673,683 in Fiscal 1994, an increase of 39.1%. This increase was primarily attributable to increased staffing and an increase in marketing and promotional activities. As a percentage of total revenues, selling and marketing expenses increased to 111.1% in Fiscal 1995 from 68.2% in Fiscal 1994 because sales and marketing expenses grew while revenues decreased.

  Research and Development Expenses

     Research and development expenses were $383,948 in Fiscal 1995 compared to $340,109 in Fiscal 1994, an increase of 12.9%. This increase was primarily attributable to increased expenses associated with the internal development of new and existing technologies at a time when the Company was redirecting its focus to that of a licensing company. As a percentage of total revenues, research and development expenses increased to 45.5% in Fiscal 1995 from 34.5% in Fiscal 1994 because research and development expenses grew while revenues decreased.

  General and Administrative Expenses

     General and administrative expenses were $1,106,519 in Fiscal 1995 compared to $1,078,987 in Fiscal 1994, an increase of 2.6%. This increase resulted primarily from increases in professional fees associated with maintaining patent and trademark rights in the U.S. and foreign countries, and to a lesser extent from increases in general management expenses for the support of the licensing activities and new business development. As a percentage of total revenues, general and administrative expenses increased to 131.1% in Fiscal 1995 from 109.3% in Fiscal 1994 because general and administrative expenses grew while revenues decreased.

  Interest Income (expense)

     Interest expense was $41,035 in Fiscal 1995 compared to interest expense of $91,793 in Fiscal 1994, a decrease of 55%. The decrease was due to the payoff of a note payable to Hughes Aircraft in Fiscal 1995.

  Income Tax Expenses

     Income tax expenses for Fiscal 1994 and 1995 were $800, the amount of minimum state taxes, due to net operating losses and the availability of net operating loss carryforwards. For all periods prior to January 1, 1995, the Company elected to be treated as an S corporation under the Internal Revenue Code and first became subject to regular state and federal income taxes in Fiscal 1995.

SELECTED QUARTERLY OPERATING RESULTS

     The following table sets forth certain quarterly financial data for the eight quarters in the period ended December 31, 1996. The quarterly information is based upon unaudited financial statements prepared by the Company on a basis consistent with the Company's audited financial statements and, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with the Company's audited Financial Statements and Notes thereto appearing elsewhere in this Report. The operating results for any quarter are not necessarily indicative of results for any future period. The Company's quarterly operating results have varied significantly in the past and are expected to vary significantly in the future.

                                                               THREE MONTHS ENDED
                          ---------------------------------------------------------------------------------------------
                          MARCH 31,   JUNE 30,   SEPT. 30,     DEC. 31,     MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                            1995        1995       1995          1995         1996        1996       1996        1996
                          ---------   --------   ---------   ------------   ---------   --------   ---------   --------
                                                                 (IN THOUSANDS)
Revenues:
  Royalty Revenues......    $ 147      $  186      $ 126        $  364       $   985     $  890     $ 1,151     $1,594
  Other Revenues........       12           3          2             4            50        174         300        248
                            -----       -----      -----         -----        ------     ------      ------     ------
     Total Revenues.....      159         189        128           368         1,035      1,064       1,451      1,842
Gross Margin............      158         189        127           355         1,030      1,047       1,421      1,799
Operating Expenses......      584         550        623           671           729        657         774      1,141
                            -----       -----      -----         -----        ------     ------      ------     ------
Operating Income
  (Loss)................     (426)       (361)      (496)         (316)          301        390         647        658
  Net Income (Loss).....     (447)       (373)      (499)         (322)          218        289         633        721

LIQUIDITY AND CAPITAL RESOURCES

     In August 1996, the Company completed an initial public offering of 3,107,452 shares of common stock at $8.00 per share. Net proceeds to the Company were $22.1 million.

     From inception through August 1996, the Company financed its operations primarily through the private placement of equity securities. As of December 31, 1996, cash, cash equivalents, and long-term investments totaled $24.4 million. The Company's operating activities provided $2,255,320 in cash in Fiscal 1996, primarily resulting from the Company achieving profitable operations due to the increase in licensing royalties. The Company's cash used in operating activities increased to $1,704,865 for Fiscal 1995 from $810,585 for Fiscal 1994, primarily resulting from an increase in the Company's net loss resulting from increased operating, sales and marketing activities for the development and sales of the Company's technologies.

     The Company's principal source of liquidity at December 31, 1996 consisted of cash, cash equivalents and long term investments of $24.4 million. The Company has adopted investment guidelines which restrict the types and quality of investments the Company is authorized to enter into. At December 31, 1996, the Company had cash and cash equivalents of $3.4 million and long term investments of approximately $21.0 million. Long term investments include municipal bonds rated a minimum of A1. The Company currently does not have commitments for credit facilities, such as revolving credit agreements or lines of credit that could provide additional working capital.

     The Company believes that the proceeds from the initial public offering together with current cash balances and cash flow from operations will be sufficient to meet the Company's operating and capital requirements through Fiscal 1997.

FORWARD-LOOKING INFORMATION

     Included in this Item 6. Management's Discussion and Analysis or Plan of Operation, in Part I, Item 1. Description of Business, and elsewhere in this Report are certain forward-looking statements reflecting management's current expectations. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized.

Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the extent to which the Company's licensees incorporate SRS or the Company's other technologies into products, the increase in the Company's licensee base, the acceptance of the Company's new technologies, the rate the Company's semiconductor licensees manufacture and distribute chips to OEMs, the Company's ability to continue to effectively compete with others in the field of audio enhancement technologies processes and products and general business and economic conditions, particularly those effecting the consumer electronics market.

PERSONAL HOLDING COMPANY STATUS

     Under the Internal Revenue Code of 1986, as amended (the "Code"), a corporation will be deemed to be a "personal holding company" subject to a 39.6% tax on its undistributed personal holding company income, if (in general) (i) at any time during the last half of a taxable year more than 50% in value of its outstanding stock is owned by, or on behalf of, five or fewer individuals, and
(ii) at least 60% of the corporation's adjusted ordinary gross income for the taxable year consists of "personal holding company income." Personal holding company income is defined to include such passive types of income as royalties, dividends, interest, annuities and certain rents. Undistributed personal holding company income is defined as taxable income, with certain adjustments (including, among others, a deduction for Federal income taxes), less any amounts distributed as dividends. The tax imposed on a personal holding company is in addition to the regular corporate income tax and is meant to force a personal holding company to distribute its income currently.

     The Company expects that it will exceed the stock ownership threshold described above. However, the Company believes that the licensing royalties it receives are specifically excluded from the category of personal holding company income based upon a safe harbor exclusion in the Code which generally is applicable so long as the Company's operating expenses (as adjusted in a specified manner) equal or exceed 25% of its revenues. Consequently, based upon its projections, the Company does not expect to have significant personal holding Company income. Moreover, the Company intends to manage its affairs so as to avoid the imposition of such tax, to the extent consistent with its other business goals.

ITEM 7. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report..........................................................   18
Balance Sheets as of December 31, 1995 and 1996.......................................   19
Statements of Operations for the years ended December 31, 1994, 1995 and 1996.........   20
Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1994,
  1995 and 1996.......................................................................   21
Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.........   22
Notes to Financial Statements.........................................................   23

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Stockholders of
>SRS Labs, Inc.:

     We have audited the accompanying balance sheets of SRS Labs, Inc. (the "Company") as of December 31, 1995 and 1996, the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of SRS Labs, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Costa Mesa, California
January 31, 1997

                                 SRS LABS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                  DECEMBER 31,
                                                                          ----------------------------
                                                                             1995             1996
                                                                          -----------      -----------
CURRENT ASSETS (Note 2):
Cash and cash equivalents..............................................   $   384,087      $ 3,455,997
Royalty receivable.....................................................        42,961          702,966
Accounts receivable (Note 8)...........................................        11,961               --
Interest receivable....................................................            --          325,822
Other receivables (Note 7).............................................       500,000           20,030
Inventories............................................................         1,144               --
Prepaid expenses.......................................................        89,638          105,919
Deferred income taxes (Note 6).........................................            --          218,936
                                                                          -----------      -----------
    Total current assets...............................................     1,029,791        4,829,670
INVESTMENTS AVAILABLE FOR SALE (Note 3)................................            --       20,969,785
FURNITURE, FIXTURES AND EQUIPMENT, net of accumulated depreciation
  (Notes 2 and 4)......................................................       205,010          281,189
PATENTS, net of accumulated amortization of $23,845 (1995) and $46,913
  (1996) (Note 2)......................................................        35,254          126,827
GOODWILL, net of accumulated amortization of $413,482 (1995)
  and $ 594,002 (1996) (Note 2)........................................       427,492          280,052
DEFERRED INCOME TAXES (Note 6).........................................            --          186,576
                                                                          -----------      -----------
                                                                          $ 1,697,547      $26,674,099
                                                                          ===========      ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable (Note 8)..............................................   $   153,912      $   275,554
Accrued liabilities, including deferred income of $185,346 (1995) and
  $256,686 (1996) and accrued salaries of $129,216 (1996)..............       264,999          566,139
Income taxes payable...................................................            --          433,021
Current portion of consideration due on asset purchase
  (Notes 2 and 8)......................................................       180,000          180,000
                                                                          -----------      -----------
    Total current liabilities..........................................       598,911        1,454,714
CONSIDERATION DUE ON ASSET PURCHASE, net of current portion
  (Notes 2 and 8)......................................................       210,959           68,635
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY (DEFICIT) (Note 7):
Preferred stock -- $.001 par value; 2,000,000 shares authorized; no
  shares issued and outstanding........................................            --               --
Common stock -- $0.001 par value; 56,000,000 shares authorized;
  5,999,032 (1995) and 9,468,548 (1996) shares issued and
  outstanding..........................................................         6,000            9,469
Additional paid-in capital.............................................     2,500,475       24,678,961
Deferred stock option compensation.....................................        21,965          154,386
Unrealized gain on investments available for sale (net of income taxes
  of $58,795)..........................................................            --           87,688
Retained earnings (accumulated deficit)................................    (1,640,763)         220,246
                                                                          -----------      -----------
    Total stockholders' equity.........................................       887,677       25,150,750
                                                                          -----------      -----------
                                                                          $ 1,697,547      $26,674,099
                                                                          ===========      ===========

                See accompanying notes to financial statements.

                                 SRS LABS, INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                          1994            1995            1996
                                                       -----------     -----------     ----------
REVENUES (Note 8):
Royalty revenues.....................................  $   547,279     $   822,559     $4,620,100
Other revenues.......................................      439,830          21,230        772,180
                                                       -----------     -----------     ----------
          Total revenues.............................      987,109         843,789      5,392,280
COST OF SALES........................................      678,396          14,957         95,378
                                                       -----------     -----------     ----------
GROSS MARGIN.........................................      308,713         828,832      5,296,902
SALES AND MARKETING..................................      673,683         937,293      1,163,409
RESEARCH AND DEVELOPMENT.............................      340,109         383,948        521,482
GENERAL AND ADMINISTRATIVE (Note 8)..................    1,078,987       1,106,519      1,615,648
                                                       -----------     -----------     ----------
INCOME (LOSS) FROM OPERATIONS........................   (1,784,066)     (1,598,928)     1,996,363
INTEREST INCOME (EXPENSE), net.......................      (91,793)        (41,035)       365,583
                                                       -----------     -----------     ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES......   (1,875,859)     (1,639,963)     2,361,946
PROVISION FOR INCOME TAXES (Note 6)..................          800             800        500,937
                                                       -----------     -----------     ----------
NET INCOME (LOSS)....................................  $(1,876,659)    $(1,640,763)    $1,861,009
                                                       ===========     ===========     ==========
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
  SHARE..............................................  $     (0.37)    $     (0.27)    $     0.21
                                                       ===========     ===========     ==========
WEIGHTED AVERAGE COMMON SHARES USED IN THE
  CALCULATION OF NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE............................    5,075,509       6,031,898      8,686,408
                                                       ===========     ===========     ==========

                See accompanying notes to financial statements.

                                 SRS LABS, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               UNREALIZED
                                COMMON STOCK      ADDITIONAL                     GAIN ON      RETAINED
                             ------------------     PAID-IN       DEFERRED     INVESTMENTS,   EARNINGS
                              SHARES     AMOUNT     CAPITAL     COMPENSATION       NET        (DEFICIT)       TOTAL
                             ---------   ------   -----------   ------------   -----------   -----------   -----------
BALANCE, January 1, 1994...  2,751,681   $2,752   $   130,248     $     --       $    --     $  (233,367)  $  (100,367)
Issuance of common stock
  (Note 7).................  2,389,621    2,390     1,707,610           --            --              --     1,710,000
Ascribed value of services
  contributed (Note 7).....         --       --        40,000           --            --              --        40,000
Net loss...................         --       --            --           --            --      (1,876,659)   (1,876,659)
                             ---------   ------   -----------      -------       -------     -----------   -----------
BALANCE, December 31,
  1994.....................  5,141,302    5,142     1,877,858           --            --      (2,110,026)     (227,026)
Issuance of common stock
  (Note 7).................    857,730      858     2,682,643           --            --              --     2,683,501
Reclassification of
  accumulated deficit (Note
  7).......................         --       --    (2,110,026)          --            --       2,110,026            --
Deferred compensation (Note
  7).......................         --       --            --       21,965            --              --        21,965
Ascribed value of services
  contributed (Note 7).....         --       --        50,000           --            --              --        50,000
Net loss...................         --       --            --           --            --      (1,640,763)   (1,640,763)
                             ---------   ------   -----------      -------       -------     -----------   -----------
BALANCE, December 31,
  1995.....................  5,999,032    6,000     2,500,475       21,965            --      (1,640,763)      887,677
Issuance of common stock
  (Note 7).................  3,107,452    3,107    22,049,848           --            --              --    22,052,955
Proceeds from exercise of
  stock options............    362,064      362        99,638           --            --              --       100,000
Deferred compensation (Note
  7).......................         --       --            --      132,421            --              --       132,421
Ascribed value of services
  contributed (Note 7).....         --       --        29,000           --            --              --        29,000
Unrealized gain on
  investments available for
  sale, net of tax (Note
  3).......................         --       --            --           --        87,688              --        87,688
Net income.................         --       --            --           --            --       1,861,009     1,861,009
                             ---------   ------   -----------      -------       -------     -----------   -----------
BALANCE, December 31,
  1996.....................  9,468,548   $9,469   $24,678,961     $154,386       $87,688     $   220,246   $25,150,750
                             =========   ======   ===========      =======       =======     ===========   ===========

                See accompanying notes to financial statements.

                                 SRS LABS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                 1994            1995             1996
                                                              -----------     -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(1,876,659)    $(1,640,763)    $  1,861,009
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................      221,671         240,109          285,063
  Deferred income taxes.....................................           --              --         (405,512)
  Amortization of premium on investments available for
     sale...................................................           --              --           27,300
  Loss on disposal of fixed assets..........................           --           7,095               --
  Write-down of inventories.................................       93,522              --               --
  Accretion of consideration due on asset purchase..........       62,740          50,990           38,064
  Increase in deferred compensation.........................           --          21,965          132,421
  Ascribed value of services contributed....................       40,000          50,000           29,000
  Changes in operating assets and liabilities:
     Increase in royalty receivable.........................           --         (42,961)        (660,005)
     Decrease (increase) in accounts receivable.............      (36,364)         51,659           11,961
     Increase in interest receivable........................           --              --         (325,822)
     Decrease in inventories................................      445,396           6,638            1,144
     Decrease (increase) in other current and long term
       assets...............................................      (16,635)       (546,140)         463,689
     (Decrease) increase in accounts payable................      253,247        (118,112)         121,642
     Increase in other accrued liabilities..................       31,101         222,846          301,140
     Decrease in interest payable...........................      (28,604)         (8,191)              --
     Increase in income taxes payable.......................           --              --          374,226
                                                              -----------     -----------     ------------
          Net cash provided by (used in) operating
            activities......................................     (810,585)     (1,704,865)       2,255,320
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment...............      (80,045)       (105,653)        (157,654)
Expenditures related to patents.............................      (38,597)             --         (114,641)
Purchases of investments, available for sale................           --              --      (22,050,602)
Proceeds from sale of investments, available for sale.......           --              --        1,200,000
                                                              -----------     -----------     ------------
          Net cash used in investing activities.............     (118,642)       (105,653)     (21,122,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of deposits received from prospective investors...     (170,311)             --               --
Repayment of notes payable to stockholders..................     (180,000)             --               --
Principal payments on note payable..........................     (266,708)       (311,907)              --
Payment of consideration due on asset purchase..............     (291,720)       (231,421)        (213,468)
Issuance of common stock....................................    1,710,000       2,683,501       22,152,955
                                                              -----------     -----------     ------------
          Net cash provided by financing activities.........      801,261       2,140,173       21,939,487
                                                              -----------     -----------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........  $  (127,966)    $   329,655     $  3,071,910
CASH AND CASH EQUIVALENTS, beginning of period..............      182,398          54,432          384,087
                                                              -----------     -----------     ------------
CASH AND CASH EQUIVALENTS, end of period....................  $    54,432     $   384,087     $  3,455,997
                                                              ===========     ===========     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -- Cash
  paid during the period for:
  Income taxes..............................................  $     2,400     $       800     $    126,711
                                                              ===========     ===========     ============
  Interest..................................................  $    73,233     $    20,721     $         --
                                                              ===========     ===========     ============
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
  Additional consideration accrued for asset purchase
    (Note 2)................................................  $   111,137     $    51,243     $     33,080
  Unrealized gain on investments, net (Note 3)..............  $        --     $        --     $     87,688

                See accompanying notes to financial statements.

                                 SRS LABS, INC.

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business -- SRS Labs, Inc. (the Company) was incorporated under the laws of the State of California on June 23, 1993 (See Note 2). The Company licenses SRS, a three dimensional audio sound enhancement technology, to original equipment manufacturers of various types of media equipment. During 1994, the Company altered its business strategy to direct its efforts to licensing technology. As a result of this change, the Company recorded a write-down of inventory totaling $93,522 during the year ended December 31, 1994.

     The Company's success is dependent on its licensing of proprietary technology to companies engaged in the manufacture of consumer electronics primarily in the multi-media equipment sector. The Company's licensees, which are located throughout the world, are subject to several market risks, including but not limited to, changing consumer preferences, consumer demand and technology changes. The market for the Company's technologies is also highly competitive. Changes in these and other market conditions could adversely impact future operating results of the Company. Additionally, the Company's future operating success is dependent, at least in part, on its ability to maintain proprietary technology and enforce its rights under its patents.

     Cash Equivalents -- The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

     Investments -- Investments, consisting primarily of municipal bonds, have been classified as available for sale and are reported at fair value, based on quoted market prices, in noncurrent assets in the accompanying balance sheet. Unrealized gains, net of applicable income taxes, are reported as a separate component of stockholders' equity.

     Furniture, Fixtures and Equipment -- Furniture, fixtures and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for using the straight-line method which amortizes cost over the estimated useful lives of the respective assets or as to leasehold improvements, the term of the related lease if less than the estimated service life ranging from three to five years.

     Patents -- Costs paid by the Company related to the establishment and transfer of patents, primarily legal costs, are capitalized and amortized over periods ranging from five to ten years, depending on the estimated life of the technology patented.

     Goodwill -- Consideration for the purchase of assets in excess of the fair market value of specifically identified tangible assets has been capitalized as goodwill in the accompanying balance sheets. Goodwill is being amortized over an estimated useful life of five years. The recoverability of goodwill is determined by comparing the carrying value of goodwill to the estimated future operating income of the Company on an undiscounted cash flow basis. Should the carrying value of goodwill exceed the estimated operating income for the expected period of benefit, an impairment for the excess is recorded at that time.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     Revenue Recognition -- Royalty revenues associated with ongoing royalty license agreements are recognized when license payments are due, generally when paid by the licensee. Royalties are generally due approximately 30 to 60 days after the end of each quarter upon receipt of reports from licensees stating the number of products implementing SRS on which royalties are due. Licensing revenues for one time

                                 SRS LABS, INC.

                         NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)

technology transfer fees are recognized in the period in which the license agreement is consummated, and are included in other revenue in the accompanying statement of operations.

     Research and Development -- Research and development costs are expensed as incurred.

     Income Taxes -- Effective January 1, 1995, the Company revoked its election to be taxed as an S corporation for federal and state tax purposes. For all periods prior to January 1, 1995, the Company elected to be treated as an S corporation for both federal and state taxation purposes. Due to the Company's net loss in periods in which the Company was an S corporation, pro forma income taxes are not reflected in the accompanying financial statements (see Note 7). The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes.

     Net Income (Loss) Per Common and Common Equivalent Share -- Net income
(loss) per common and common equivalent share has been computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalent shares include common stock options (using the treasury stock method) and are excluded in loss periods as they are anti-dilutive for computing per share information. Additionally, pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form SB-2 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method, as if they were outstanding as of the beginning of each of the years ending December 31, 1994 and 1995.

     Initial Public Offering -- In August 1996, the Company completed an initial public offering of 3,107,452 shares of its common stock at an offering price of $8 per share for net proceeds of $22.1 million.

     Reverse Stock Split and Reincorporation -- On June 27, 1996, the Company effected a .7241279-for-one stock split of its authorized and outstanding shares of common stock. Additionally, on June 28, 1996 the Company reincorporated in the State of Delaware and increased its authorized shares of common stock to 56,000,000 shares and shares of preferred stock to 2,000,000 shares. All share and per share data relating to periods prior to the reverse stock split and reincorporation have been restated to give effect to the reverse stock split.

     Stock-Based Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principle Board's Opinion (APB) No. 25, Accounting for Stock Issued to Employees.

     Customer Concentration -- During the year ended December 31, 1994, four customers accounted for 100% of the Company's license revenue. During the years ended December 31, 1995 and 1996, two customers accounted for 62% and 38%, respectively, of license revenue.

     Concentrations of Credit Risk -- Accounts receivable and royalty receivable, which represent the Company's only significant financial instruments with potential credit risk, are from customers in various industries and geographic locations. The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. To date, the Company has not experienced any material write-offs or collection problems.

     Reclassifications -- Certain amounts as previously reported have been reclassified to conform to the current year presentation.

                                 SRS LABS, INC.

                         NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)

2.  TECHNOLOGY ACQUISITION

     On June 30, 1993 (the Closing Date), the Company purchased from Hughes Aircraft Company (Hughes) certain assets related to Hughes' Sound Retrieval System (SRS) and ORB product lines for $200,000 cash, a $625,481 note payable and future royalty payments, subject to certain minimums. The note payable was paid in full during 1995. The assets acquired included inventory, equipment and the direct ownership of the SRS technology (goodwill) which had estimated fair market values at the date of acquisition of $719,030, $106,451 and $678,594, respectively.

     In accordance with the purchase agreement (the Agreement), the Company is required to pay Hughes additional consideration based on certain percentages, ranging from 10% to 63%, of gross profits from the sale of certain products to, and licensing royalties from, certain existing and target customers, as defined in the Agreement. Such additional amounts are payable for a period equal to the longer of the term of the applicable license agreements or five years. This additional consideration is subject to a minimum of $180,000 per year (the Guaranteed Minimum) for five years from the Closing Date. The aggregate Guaranteed Minimum has been discounted at 10% yielding an initial value of $678,594, and is included as part of the purchase price on June 30, 1993. This balance is reflected as "goodwill" and "consideration due on asset purchase" in the accompanying balance sheets. Additional consideration paid during the five-year period in excess of the Guaranteed Minimum is capitalized and amortized over the remaining estimated life of goodwill (see Note 1). At the end of the five years subsequent to the Closing Date, the Company is required to pay Hughes royalties based upon certain percentages, ranging from 10% to 50% of gross profits from the sale of certain product to, and licensing royalties from two customers, as defined in the Agreement, for an indefinite period.

     In addition, the Company is required to pay Hughes a royalty of 3% of net sales of all SRS or ORB products manufactured by the Company, excluding inventory acquired from Hughes as specified in the Agreement, over the remaining lives of the applicable patents. There were no sales of applicable products in the years ended December 31, 1995 and 1996.

     Under the terms of the Agreement, all license fees subject to the Guaranteed Minimum will be deposited into an escrow account to cover any amounts due to Hughes under the Agreement. The note payable and Guaranteed Minimum payments are secured by assets held in trust owned by one of the Company's stockholders and substantially all of the Company's assets.

3.  INVESTMENT SECURITIES AVAILABLE FOR SALE

     The following table summarizes the Company's investment securities available for sale as of December 31, 1996.

                                                           GROSS          GROSS
                                                         UNREALIZED     UNREALIZED      ESTIMATED
                                             COST          GAINS          LOSSES        FAIR VALUE
                                         ------------    ----------     ----------     ------------
    Municipal bonds available for
      sale.............................  $ 20,823,302     $ 146,555        $(72)       $ 20,969,785
                                         ============     =========        ====        ============

                                 SRS LABS, INC.

                         NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)

     The contractual maturities of investments at December 31, 1996 are shown below. Expected maturities may differ from contractual maturities.

                                                                        1996
                                                            ----------------------------
                                                                             ESTIMATED
                                                                COST         FAIR VALUE
                                                            ------------    ------------
        Municipal bonds:
          Due in one year or less.........................  $         --    $         --
          Due in one to five years........................     2,533,864       2,567,370
          Due in five to ten years........................    17,289,438      17,402,415
          Due after ten years.............................     1,000,000       1,000,000
                                                             -----------     -----------
                                                            $ 20,823,302    $ 20,969,785
                                                             ===========     ===========

4.  FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consist of the following at December 31, 1995 and 1996:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1995         1996
                                                                --------     ---------
        Furniture and fixtures................................  $234,153     $ 319,866
        Equipment.............................................    66,644       133,944
        Leasehold improvements................................        --         4,641
                                                                --------     ---------
                                                                 300,797       458,451
        Less accumulated depreciation.........................   (95,787)     (177,262)
                                                                --------     ---------
                                                                $205,010     $ 281,189
                                                                ========     =========

5.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain office equipment under noncancelable operating leases.

     During 1994, the Company leased its office and storage facilities on a month-to-month basis from an affiliate of one of the Company's stockholders. Expenses incurred under this lease aggregated $28,200 for the year ended December 31, 1994. Due to an office relocation in 1994, the Company terminated this lease, incurred a $12,500 early lease termination penalty and entered into a new office facility lease agreement effective June 1, 1994 with a Company stockholder and officer. Total rent expense incurred on office facilities was $52,463, $46,447 (net of sublease income of $16,733) and $63,430 for the years ended December 31, 1994, 1995 and 1996, respectively. Future annual minimum lease payments under noncancelable operating leases are as follows:

                                                                    OFFICE
                                                        FACILITY    EQUIPMENT    TOTAL
                                                        -------     -------     -------
        1997..........................................  $27,395     $ 4,836     $32,231
        1998..........................................       --       4,836       4,836
        1999..........................................       --       4,836       4,836
        2000..........................................       --       4,836       4,836
        2001..........................................       --       4,836       4,836
                                                        -------     -------     -------
                                                        $27,395     $24,180     $51,575
                                                        =======     =======     =======

     In June 1996, the Company entered into employment agreements with two Company officers and two significant employees. Minimum aggregate compensation under those employment agreements are $237,500 (1996), $565,000 (1997) and $165,000 (1998).

                                 SRS LABS, INC.

                         NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)

6. INCOME TAXES

     For the years ended December 31, 1995 and 1996, the provision for income taxes consists of the following:

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                 1995          1996
                                                               ---------     ---------
        Current:
          Federal............................................  $      --     $ 574,970
          State..............................................        800       168,256
          Foreign............................................         --       163,223
                                                               ---------     ---------
                                                                     800       906,449
        Deferred:
          Federal............................................   (530,298)      371,428
          State..............................................    (97,932)       47,884
          Valuation Allowance................................    628,230      (824,824)
                                                               ---------     ---------
                                                               $     800     $ 500,937
                                                               =========     =========

     The reconciliation of the provision for income taxes computed at U.S. federal statutory rates to the provision for income taxes for the years ended December 31, 1995 and 1996 is as follows:

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                 1995          1996
                                                               ---------     ---------
        Tax at U.S. federal statutory rates..................  $(540,859)    $ 803,062
        State income taxes...................................    (64,107)      142,653
        Tax exempt interest..................................         --      (105,862)
        Restoration of deferred income tax assets in
          connection with the Company's conversion to a C
          corporation........................................   (196,594)      126,123
        Change in valuation allowance........................    824,824      (824,824)
        Accruals without tax effect..........................    (22,464)      359,785
                                                               ---------     ---------
          Total income tax expense...........................  $     800     $ 500,937
                                                               =========     =========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                               1995           1996
                                                             ---------     -----------
        Deferred tax assets:
          State income taxes..............................   $ (48,490)     $  30,816
          Depreciation and amortization...................     154,615        186,576
          Accruals not currently deductible...............     193,974        188,120
          Other...........................................      45,220             --
          Net operating losses............................     479,505             --
                                                             ---------       --------
                                                               824,824        405,512
          Valuation allowance.............................    (824,824)            --
                                                             ---------       --------
             Total net deferred tax assets................   $      --      $ 405,512
                                                             =========       ========

                                 SRS LABS, INC.

                         NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)

     For all periods prior to January 1, 1995, the Company elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Effective January 1, 1995, the Company converted to a C corporation and became subject to regular federal and state income taxes on a go-forward basis.

     Under the Internal Revenue Code of 1986, as amended (the "Code"), a corporation will be deemed to be a "personal holding company" subject to a 39.6% tax on its undistributed personal holding company income, if (in general) (i) at any time during the last half of a taxable year more than 50% in value of its outstanding stock is owned by, or on behalf of, five or fewer individuals, and
(ii) at least 60% of the corporation's adjusted ordinary gross income for the taxable year consists of "personal holding company income." Personal holding company income is defined to include such passive types of income as royalties, dividends, interest, annuities and certain rents. Undistributed personal holding company income is defined as taxable income, with certain adjustments (including, among others, a deduction for Federal income taxes), less any amounts distributed as dividends. The tax imposed on a personal holding company is in addition to the regular corporate income tax and is meant to force a personal holding company to distribute its income currently.

     The Company expects that it will exceed the stock ownership threshold described above. However, the Company believes that the licensing royalties it receives are specifically excluded from the category of personal holding company income based upon a safe harbor exclusion in the Code which generally is applicable so long as the Company's operating expenses (as adjusted in a specified manner) equal or exceed 25% of its revenues. Consequently, based upon its projections, the Company does not expect to have significant personal holding Company income through at least the year ended 1997.

7. STOCKHOLDERS' EQUITY

     Sale of Common Stock -- On January 27, 1994, the Company sold 2,389,621 shares of its common stock to an individual investor for $1,710,00 or $0.72 per share. The investor also acquired common stock from certain shareholders and, in the aggregate, became the owner of a majority of the Company.

     On January 9, 1995, the Company entered into a Stock Purchase Agreement with Packard Bell Electronics, Inc. (Packard Bell), pursuant to which Packard Bell purchased 572,061 newly issued shares of common stock at $2.62 per share for a total purchase price of $1,500,000, payable in three equal installments. The first installments were made on January 9, 1995 and July 14, 1995, and the remaining installment was due on December 29, 1995 and was paid January 17, 1996. The final installment of $500,000 due December 29, 1995 was included in other receivables at December 31, 1995. In connection with the Stock Purchase Agreement, Packard Bell also entered into (i) a License Agreement with the Company to license SRS for use in multimedia computers, and (ii) a Stock Option Agreement with the Company whereby the Company granted an option to purchase 382,104 shares of common stock at an exercise price of $4.14 per share.

     In April 1995, the Company sold 285,669 shares of its common stock to an individual investor for $1,183,501 or $4.14 per share.

     In January 1996, a former director exercised his options to purchase 362,064 shares of common stock at an exercise price of $.28 per share.

     During the years ended December 31, 1994, 1995 and 1996, the Company recorded $40,000, $50,000 and $29,000, respectively, of additional paid-in capital related to the estimated fair value of services performed by a Company officer for which no cash consideration was paid by the Company.

     In August 1996, the Company completed an initial public offering of $3,107,452 shares of its common stock at an offering price of $8.00 per share for net proceeds of $22.1 million.

                                 SRS LABS, INC.

                         NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)

     Reclassification -- Upon electing to revoke its election to be taxed as an S corporation (see Note 1), on January 1, 1995, in accordance with a regulation of the Securities and Exchange Commission, the Company reclassified its accumulated deficit of $2,110,026 to additional paid-in capital.

     Stock Award/Option Plans -- On December 10, 1993, the Company's Board of Directors and shareholders adopted an Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1993 Plan"). Under the 1993 Plan, 801,971 shares of the Company's common stock are reserved for issuance to executives, employees and non-employee directors of the Company at the discretion of the Board of Directors or the committee administering the 1993 Plan. The Compensation Committee of the Board has been appointed to administer the 1993 Plan. Options issued under the 1993 Plan vest in the manner prescribed by the Compensation Committee. As of December 31, 1996, options to purchase 801,971 shares of the Company's common stock were granted under the 1993 Plan.

     In January 1994, the Company entered into stock option agreements with two Company officers whereby options to purchase 181,032 shares of the Company's common stock were granted to each of the officers at an exercise price of $0.14 per share (collectively, the "Executive Option Agreements").

     In July 1996, the Company's Board of Directors adopted, and the Company's stockholders approved, the 1996 Long-Term Incentive Plan (the "1996 Plan"), for which 1,000,000 shares of the Company's common stock are reserved for issuance to officers, employees and consultants of the Company. The Compensation Committee of the Board of Directors has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the Compensation Committee. As of December 31, 1996, options to purchase 625,801 shares of the Company's common stock were granted under the 1996 Plan.

     In July 1996, the Company's Board of Directors adopted, and the Company's stockholders approved, the 1996 Non-employee Directors Stock Option Plan (the "Non-employee Directors Plan"), a non-discretionary formula plan for which 120,000 shares of the Company's common stock are reserved for issuance to the Company's Non-employee Directors. The Non-employee Directors Plan is administered by a committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan and the Chief Financial Officer of the Company. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three year period, the first installment vesting on the date of grant. As of December 31, 1996, options to purchase 30,000 shares of common stock were granted under the Non-employee Directors Plan.

     The following table summarizes stock option activity under the 1993 Plan, the 1996 Plan, the Executive Option Agreements, the Non-employee Director Plan and the stock option grant to Packard Bell for the periods indicated:

                                                                                 WEIGHTED
                                                                OPTIONS          AVERAGE
                                                              OUTSTANDING     EXERCISE PRICE
                                                              -----------     --------------
        Outstanding at December 31, 1994....................      939,194         $ 0.28
          Granted...........................................      936,424         $ 3.81
                                                                ---------
        Outstanding at December 31, 1995....................    1,875,618         $ 2.04
          Granted...........................................      688,386         $ 8.11
          Stock options exercised...........................     (362,064)        $ 0.28
          Forfeited.........................................      (25,344)        $10.36
                                                                ---------
        Outstanding at December 31, 1996....................    2,176,596         $ 4.16
                                                                =========

                                 SRS LABS, INC.

                         NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)

     The following table summarizes information concerning currently outstanding and exercisable options:

                                              WEIGHTED
                                               AVERAGE
                                NUMBER OF     REMAINING       WEIGHTED                       WEIGHTED
                                 OPTIONS     CONTRACTUAL      AVERAGE         NUMBER         AVERAGE
                               OUTSTANDING      LIFE       EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                               -----------   -----------   --------------   -----------   --------------
        Range of exercise
          prices:
          $0.14 - $0.76......      577,130     85 months       $ 0.29           511,239       $ 0.23
          $2.62 - $4.56......      936,424     98 months       $ 3.81           520,688       $ 3.99
          $8.00 - $10.36.....      663,042    116 months       $ 8.03            30,000       $ 8.00
                                 ---------                                    ---------
                                 2,176,596                     $ 4.16         1,061,927       $ 2.30
                                 =========                                    =========

     On December 1, 1995, options were granted for the purchase of up to 300,875 common shares at prices of $4.14 to $4.56 per share, which the Company's Board of Directors deemed the fair market value of the common stock at the date of grant. The Company will record compensation expense resulting from the difference between the option price per share and the estimated fair market value of the common stock ($4.99) determined by a third-party appraisal completed in May 1996, totaling $236,456. This amount will be recorded ratably over the vesting period of the respective options. During the years ended December 31, 1995 and 1996, the Company had recorded $21,965 and $132,421, respectively, of deferred compensation expense associated with these stock option grants.

     Additional Stock Plan Information -- As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, five years; stock volatility, 1%; risk-free interest rates, 5.5%; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been ($1,659,858), or ($.28) per share in 1995 and $1,762,497, or $.21 per share in 1996. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

8. RELATED PARTY TRANSACTIONS

     The Company shares certain general and administrative expenses with an affiliated company which is 100% owned by a Company officer/stockholder. Pursuant to a written agreement, one-half of these expenses are allocated to the Company.

                                 SRS LABS, INC.

                         NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)

     Total revenue from an affiliated company during the years ended December 31, 1994, 1995 and 1996, which is 100% owned by a Company officer/stockholder, amounted to $185,499, $71,217 and $28,449, respectively. As of December 31, 1994 and 1995 accounts receivable from this affiliated company were $16,144 and $3,000, respectively. Amounts due to this affiliated company were $49,237, $14,956 and $12,639 as of December 31, 1994, 1995 and 1996, respectively.

     An officer/stockholder of the Company has pledged certain personal assets to secure amounts due related to the acquisition of certain assets (see Note 2).

     A stockholder of the Company paid $1,500,000 in license royalties to the Company during the year ended December 31, 1996.

9. EMPLOYEE BENEFIT PLAN

     The Company's employees may participate in a salary deferral plan (the "401(k) Plan") in which eligible employees can contribute up to 15% of their eligible compensation. The Company also may contribute on a discretionary basis. During the years ended December 31, 1995 and 1996, the Company did not contribute to the 401(k) Plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information set forth under the captions "ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT AND OTHERS -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held in June 1997, is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 1996.

ITEM 10. EXECUTIVE COMPENSATION

     The information set forth under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD -- Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "TRANSACTIONS WITH MANAGEMENT AND OTHERS" in the Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS. The Exhibits listed below (to the extent not incorporated by reference as an exhibit) are filed with this annual report on Form 10-KSB.

        EXHIBIT
          NO.
        -------
         3.1      Certificate of Incorporation of the Company, previously filed with the U.S.
                  Securities and Exchange Commission (the "Commission") as Exhibit 3.1 to the
                  Company's Registration Statement on Form SB-2, specifically included in
                  Amendment No. 1 to such Registration Statement filed with the Commission on
                  July 3, 1996 (File No. 333-4974-LA) (the "Registration Statement Amendment
                  No. 1"), which is incorporated herein by reference.
         3.2      Bylaws of the Company, previously filed with the Commission as Exhibit 3.2 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
        Material Contracts Relating to Management Compensation Plans or Arrangements
        10.1      Employment Agreement dated July 1, 1996, between the Company and Thomas C.K.
                  Yuen, previously filed with the Commission as Exhibit 10.8 to the
                  Registration Statement Amendment No. 1, which is incorporated herein by reference.
        10.2      Amendment to Employment Agreement dated as of March 14, 1997, between the
                  Company and Thomas C.K. Yuen.

        EXHIBIT
          NO.
        -------
        10.3      Employment Agreement dated July 1, 1996, between the Company and Stephen V.
                  Sedmak, previously filed with the Commission as Exhibit 10.9 to the
                  Registration Statement Amendment No. 1, which is incorporated herein by reference.
        10.4      Employment Agreement dated July 1, 1996, between the Company and Arnold I.
                  Klayman, previously filed with the Commission as Exhibit 10.10 to the
                  Registration Statement Amendment No. 1, which is incorporated herein by reference.
        10.5      Amendment to Employment Agreement dated as of March 14, 1997, between the
                  Company and Arnold I. Klayman.
        10.6      Employment Agreement dated July 1, 1996, between the Company and Alan D.
                  Kraemer, previously filed with the Commission as Exhibit 10.11 to the
                  Registration Statement Amendment No. 1, which is incorporated herein by reference.
        10.7      Letter Agreement of Employment dated September 6, 1996, between the Company and Robert A. Veri.
        10.8      SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock Option and
                  Restricted Purchase Plan -- 1993, as amended and restated, previously filed with the Commission as Exhibit 10.12 to the Company's Registration Statement
                  on Form SB-2 filed with the Commission on June 3, 1996 (File No.
                  333-4974-LA) (the "Registration Statement"), which is incorporated herein by reference.
        10.9      Stock Option Agreement dated January 19, 1994, between the Company and
                  Stephen V. Sedmak, as amended, previously filed with the Commission as
                  Exhibit 10.13 to the Registration Statement, which is incorporated herein by reference.
        10.10     Stock Option Agreement dated January 19, 1994, between the Company and James
                  S. Lucas, previously filed with the Commission as Exhibit 10.14 to the
                  Registration Statement, which is incorporated herein by reference.
        10.11     SRS Labs, Inc. 1996 Long-Term Incentive Plan, previously filed with the
                  Commission as Exhibit 10.15 to the Company's Registration Statement on Form
                  SB-2, specifically included in Amendment No. 2 to such Registration
                  Statement filed with the Commission on August 2, 1996 (File No. 333-4974-LA)
                  (the "Registration Statement Amendment No. 2"), which is incorporated herein by reference.
        10.12     SRS Labs, Inc. 1996 Nonemployee Directors Stock Option Plan, previously filed with the Commission as Exhibit 10.16 to the Registration Statement
                  Amendment No. 1, which is incorporated herein by reference.
        10.13     Annual Incentive Bonus Plan, previously filed with the Commission as Exhibit
                  10.18 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
        10.14     SRS Labs, Inc. Supplemental Executive Incentive Bonus Plan.
        10.15     Form of Indemnification Agreement, previously filed with the Commission as
                  Exhibit 10.20 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
        Other Material Contracts
        10.16     Shareholders Agreement dated as of January 27, 1994, between the Company and the Shareholders of the Company named therein, previously filed with the
                  Commission as Exhibit 9.3 to the Registration Statement Amendment No. 2,
                  which is incorporated herein by reference.
        10.17     Shareholders Agreement II dated as of January 9, 1995, between the Company and the Shareholders of the Company named therein, previously filed with the
                  Commission as Exhibit 9.1 to the Registration Statement, which is incorporated herein by reference.

        EXHIBIT
          NO.
        -------
        10.18     Shareholders Agreement III dated as of April 21, 1995, between the Company and the Shareholders of the Company named therein, previously filed with the
                  Commission as Exhibit 9.2 to the Registration Statement, which is incorporated herein by reference.
        10.19     Asset Purchase Agreement dated as of June 30, 1993, between the Company and
                  Hughes Aircraft, previously filed with the Commission as Exhibit 10.1 to the
                  Registration Statement, which is incorporated herein by reference.
        10.20     First Amendment to Security Agreement dated as of September 14, 1994, by and among the Company, Hughes Aircraft, Cruttenden & Company, Walter W.
                  Cruttenden III, Pacific National Bank and The Thomas Yuen Family Trust,
                  previously filed with the Commission as Exhibit 10.2 to the Registration
                  Statement, which is incorporated herein by reference.
        10.21     Stock Purchase Agreement dated as of January 9, 1995, between the Company and Packard Bell Electronics, Inc. d/b/a Packard Bell Corporation,
                  previously filed with the Commission as Exhibit 10.3 to the Registration
                  Statement Amendment No. 2, which is incorporated herein by reference.
        10.22     Amended and Restated Stock Option Agreement dated as of January 9, 1995, between the Company and Packard Bell Electronics, Inc. d/b/a/ Packard Bell
                  Corporation, previously filed with the Commission as Exhibit 10.4 to the
                  Registration Statement, which is incorporated herein by reference.
        10.23     License Agreement dated as of January 9, 1995, between the Company and
                  Packard Bell Electronics, Inc. d/b/a/ Packard Bell Corporation, previously filed with the Commission as Exhibit 10.5 to the Company's Registration
                  Statement on Form SB-2, specifically included in Amendment No. 3 to such
                  Registration Statement filed with the Commission on August 7, 1996 (File No.
                  333-4974-LA) (the "Registration Statement Amendment No. 3"), which is incorporated herein by reference.
        10.24     License Agreement dated as of June 27, 1988, between Hughes Aircraft and
                  Sony Corporation, as amended and assigned to the Company, previously filed with the Commission as Exhibit 10.6 to the Registration Statement Amendment
                  No. 3, which is incorporated herein by reference.
        10.25     Real Property Lease dated June 1, 1994, between the Company and Daimler
                  Commerce Partners, L.P., a California Limited Partnership, previously filed with the Commission as Exhibit 10.7 to the Registration Statement, which is incorporated herein by reference.
        10.26     Stock Divestment Agreement dated July 1, 1996, between the Company, Thomas
                  C.K. Yuen, Stephen V. Sedmak and Walter W. Cruttenden III, previously filed with the Commission as Exhibit 10.17 to the Registration Statement Amendment
                  No. 2, which is incorporated herein by reference.
        10.27     Services Agreement dated July 1, 1996, between the Company and Sierra
                  Digital Productions, Inc., previously filed with the Commission as Exhibit
                  10.19 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
        23        Consent of Deloitte & Touche LLP dated March 28, 1997.
        24        Power of attorney (included on page 35 of the Form 10-KSB).
        27        Financial Data Schedule.

     (B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Form 10-KSB.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SRS LABS, INC.

Date: March 28, 1997                      By:      /s/ THOMAS C.K. YUEN
                                            ------------------------------------
                                                      Thomas C.K. Yuen
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that such person whose signature appears below constitutes and appoints Stephen V. Sedmak and Janet M. Biski, and each of them his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    NAME                                  CAPACITY                   DATE
---------------------------------------------  -------------------------------  ---------------
            /s/ THOMAS C.K. YUEN               Director, Chairman of the Board   March 28, 1997
---------------------------------------------    and Chief Executive Officer
              Thomas C.K. Yuen                  (Principal Executive Officer)

            /s/ STEPHEN V. SEDMAK               Director, President and Chief    March 28, 1997
---------------------------------------------         Operating Officer
              Stephen V. Sedmak

             /s/ JANET M. BISKI                Vice President, Chief Financial   March 28, 1997
---------------------------------------------      Officer, Secretary and
               Janet M. Biski                  Treasurer (Principal Financial
                                                   and Accounting Officer)

              /s/ JOHN AUYEUNG                            Director               March 28, 1997
---------------------------------------------
                John AuYeung

          /s/ JEFFREY I. SCHEINROCK                       Director               March 28, 1997
---------------------------------------------
            Jeffrey I. Scheinrock

                 /s/ JOHN TU                              Director               March 28, 1997
---------------------------------------------
                   John Tu

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                           DESCRIPTION
-------     -----------------------------------------------------------------------------------
  3.1       Certificate of Incorporation of the Company, previously filed with the U.S.
            Securities and Exchange Commission (the "Commission") as Exhibit 3.1 to the
            Company's Registration Statement on Form SB-2, specifically included in Amendment
            No. 1 to such Registration Statement filed with the Commission on July 3, 1996
            (File No. 333-4974-LA) (the "Registration Statement Amendment No. 1"), which is incorporated herein by reference.
  3.2       Bylaws of the Company, previously filed with the Commission as Exhibit 3.2 to the
            Registration Statement Amendment No. 1, which is incorporated herein by reference.

 Material Contracts Relating to Management Compensation Plans or Arrangements

 10.1       Employment Agreement dated July 1, 1996, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.8 to the Registration Statement
            Amendment No. 1, which is incorporated herein by reference.
 10.2       Amendment to Employment Agreement dated as of March 14, 1997, between the Company and Thomas C.K. Yuen.
 10.3       Employment Agreement dated July 1, 1996, between the Company and Stephen V. Sedmak, previously filed with the Commission as Exhibit 10.9 to the Registration Statement
            Amendment No. 1, which is incorporated herein by reference.
 10.4       Employment Agreement dated July 1, 1996, between the Company and Arnold I. Klayman, previously filed with the Commission as Exhibit 10.10 to the Registration Statement
            Amendment No. 1, which is incorporated herein by reference.
 10.5       Amendment to Employment Agreement dated as of March 14, 1997, between the Company and Arnold I. Klayman.
 10.6       Employment Agreement dated July 1, 1996, between the Company and Alan D. Kraemer, previously filed with the Commission as Exhibit 10.11 to the Registration Statement
            Amendment No. 1, which is incorporated herein by reference.
 10.7       Letter Agreement of Employment dated September 6, 1996, between the Company and
            Robert A. Veri.
 10.8       SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted
            Purchase Plan -- 1993, as amended and restated, previously filed with the
            Commission as Exhibit 10.12 to the Company's Registration Statement on Form SB-2
            filed with the Commission on June 3, 1996 (File No. 333-4974-LA) (the "Registration
            Statement"), which is incorporated herein by reference.
 10.9       Stock Option Agreement dated January 19, 1994, between the Company and Stephen V.
            Sedmak, as amended, previously filed with the Commission as Exhibit 10.13 to the
            Registration Statement, which is incorporated herein by reference.
 10.10      Stock Option Agreement dated January 19, 1994, between the Company and James S.
            Lucas, previously filed with the Commission as Exhibit 10.14 to the Registration
            Statement, which is incorporated herein by reference.
 10.11      SRS Labs, Inc. 1996 Long-Term Incentive Plan, previously filed with the Commission as Exhibit 10.15 to the Company's Registration Statement on Form SB-2, specifically included in Amendment No. 2 to such Registration Statement filed with the
            Commission on August 2, 1996 (File No. 333-4974-LA) (the "Registration Statement
            Amendment No. 2"), which is incorporated herein by reference.
 10.12      SRS Labs, Inc. 1996 Nonemployee Directors Stock Option Plan, previously filed with the Commission as Exhibit 10.16 to the Registration Statement Amendment No. 1,
            which is incorporated herein by reference.
 10.13      Annual Incentive Bonus Plan, previously filed with the Commission as Exhibit 10.18 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
 10.14      SRS Labs, Inc. Supplemental Executive Incentive Bonus Plan.

EXHIBIT
  NO.                                           DESCRIPTION
-------     -----------------------------------------------------------------------------------
 10.15      Form of Indemnification Agreement, previously filed with the Commission as Exhibit
            10.20 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

 Other Material Contracts

 10.16      Shareholders Agreement dated as of January 27, 1994, between the Company and the
            Shareholders of the Company named therein, previously filed with the Commission as
            Exhibit 9.3 to the Registration Statement Amendment No. 2, which is incorporated herein by reference.
 10.17      Shareholders Agreement II dated as of January 9, 1995, between the Company and the
            Shareholders of the Company named therein, previously filed with the Commission as
            Exhibit 9.1 to the Registration Statement, which is incorporated herein by reference.
 10.18      Shareholders Agreement III dated as of April 21, 1995, between the Company and the
            Shareholders of the Company named therein, previously filed with the Commission as
            Exhibit 9.2 to the Registration Statement, which is incorporated herein by reference.
 10.19      Asset Purchase Agreement dated as of June 30, 1993, between the Company and Hughes
            Aircraft, previously filed with the Commission as Exhibit 10.1 to the Registration
            Statement, which is incorporated herein by reference.
 10.20      First Amendment to Security Agreement dated as of September 14, 1994, by and among the Company, Hughes Aircraft, Cruttenden & Company, Walter W. Cruttenden III,
            Pacific National Bank and The Thomas Yuen Family Trust, previously filed with the
            Commission as Exhibit 10.2 to the Registration Statement, which is incorporated herein by reference.
 10.21      Stock Purchase Agreement dated as of January 9, 1995, between the Company and
            Packard Bell Electronics, Inc. d/b/a Packard Bell Corporation, previously filed with the Commission as Exhibit 10.3 to the Registration Statement Amendment No. 2,
            which is incorporated herein by reference.
 10.22      Amended and Restated Stock Option Agreement dated as of January 9, 1995, between the Company and Packard Bell Electronics, Inc. d/b/a/ Packard Bell Corporation,
            previously filed with the Commission as Exhibit 10.4 to the Registration Statement,
            which is incorporated herein by reference.
 10.23      License Agreement dated as of January 9, 1995, between the Company and Packard Bell
            Electronics, Inc. d/b/a/ Packard Bell Corporation, previously filed with the
            Commission as Exhibit 10.5 to the Company's Registration Statement on Form SB-2,
            specifically included in Amendment No. 3 to such Registration Statement filed with the Commission on August 7, 1996 (File No. 333-4974-LA) (the "Registration
            Statement Amendment No. 3"), which is incorporated herein by reference.
 10.24      License Agreement dated as of June 27, 1988, between Hughes Aircraft and Sony
            Corporation, as amended and assigned to the Company, previously filed with the
            Commission as Exhibit 10.6 to the Registration Statement Amendment No. 3, which is incorporated herein by reference.
 10.25      Real Property Lease dated June 1, 1994, between the Company and Daimler Commerce
            Partners, L.P., a California Limited Partnership, previously filed with the
            Commission as Exhibit 10.7 to the Registration Statement, which is incorporated herein by reference.
 10.26      Stock Divestment Agreement dated July 1, 1996, between the Company, Thomas C.K.
            Yuen, Stephen V. Sedmak and Walter W. Cruttenden III, previously filed with the
            Commission as Exhibit 10.17 to the Registration Statement Amendment No. 2, which is incorporated herein by reference.
 10.27      Services Agreement dated July 1, 1996, between the Company and Sierra Digital
            Productions, Inc., previously filed with the Commission as Exhibit 10.19 to the
            Registration Statement Amendment No. 1, which is incorporated herein by reference.
 23         Consent of Deloitte & Touche LLP dated March 28, 1997.
 24         Power of attorney (included on page 35 of the Form 10-KSB).
 27         Financial Data Schedule.