Form 10QSB
period 1997-03-31
SRS LABS INC
filed 1997-05-14
CIK 1016470

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ___________

      COMMISSION FILE NUMBER    0-21123


                                 SRS LABS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                                33-0714264
(State or other jurisdiction of                                (IRS employer
incorporation or organization)                               identification no.)


                2909 Daimler Street, Santa Ana, California 92705
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 442-1070
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of April 30, 1997, 9,535,479 shares of the issuer's common stock, par value $.001 per share, were outstanding


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):

Yes       No  X
   -----    -----

                                 SRS LABS, INC.

                                  FORM 10-QSB

                                     INDEX

                                                                                       PAGE
                                                                                       ----
PART I - FINANCIAL INFORMATION


         ITEM 1.    Financial Statements

                    Balance Sheets as of March 31, 1997 (unaudited) and
                    December 31, 1996  ...........................................      3

                    Statements of Income for the three month periods
                    ended March 31, 1997 and 1996 (unaudited).....................      4

                    Statements of Cash Flows for the three month periods
                    ended March 31, 1997 and 1996 (unaudited).....................      5

                    Notes to the Interim Unaudited Financial Statements...........      6

         ITEM 2.    Management's Discussion and Analysis or Plan of Operation.....      8


PART II - OTHER INFORMATION

         ITEM 6.    Exhibits and Reports on Form 8-K..............................     11

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.


                                  SRS LABS, INC
                                 BALANCE SHEETS



                                                                           MARCH 31,       DECEMBER 31,
                                                                             1997             1996
                                                                          -----------      -----------
                                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                               $ 3,904,434      $ 3,455,997
  Royalty receivable                                                        1,294,572          702,966
  Interest receivable                                                         311,585          325,822
  Other receivables                                                            18,500           20,030
  Prepaid expenses                                                             78,656          105,919
  Deferred income taxes                                                       218,936          218,936
                                                                          -----------      -----------
         Total current assets                                               5,826,683        4,829,670

INVESTMENTS AVAILABLE FOR SALE                                             20,798,411       20,969,785

FURNITURE, FIXTURES & EQUIPMENT - net                                         266,745          281,189

PATENTS - net                                                                 120,982          126,827

GOODWILL  - net                                                               275,171          280,052

DEFERRED INCOME TAXES                                                         186,576          186,576
                                                                          -----------      -----------

       Total Assets                                                       $27,474,568      $26,674,099
                                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                        $   142,744      $   275,554
  Accrued liabilities                                                         552,387          566,139
  Income taxes payable                                                        693,807          433,021
  Current portion of consideration due on asset purchase                      180,000          180,000
                                                                          -----------      -----------
         Total current liabilities                                          1,568,938        1,454,714

CONSIDERATION DUE ON ASSET PURCHASE, net of
     current portion                                                           39,629           68,635

STOCKHOLDERS' EQUITY

  Preferred stock - $.001 par value 2,000,000 shares authorized;  no shares issued and outstanding
  Common stock - $.001 par value 56,000,000 shares authorized;                  9,535            9,469
     9,535,479 (at March 31, 1997) and 9,468,548
      (at December 31, 1996) shares issued and outstanding
  Additional paid-in capital                                               24,762,474       24,678,961
  Deferred stock option compensation                                          177,327          154,386
  Unrealized gain on investments available for sale                             1,443           87,688
  Retained earnings                                                           915,222          220,246
                                                                          -----------      -----------
         Total Stockholders' equity                                        25,866,001       25,150,750
                                                                          -----------      -----------

       Total Liabilities and Stockholders' Equity                         $27,474,568      $26,674,099
                                                                          ===========      ===========




                See accompanying notes to financial statements.

                                  SRS LABS, INC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)



                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                         ----------------------------
                                             1997            1996
                                         -----------      -----------
REVENUES
Royalty revenues                         $ 1,802,100      $ 1,034,562
Other revenues                               410,000              180
                                         -----------      -----------
     Total revenues                        2,212,100        1,034,742

COST OF SALES                                 39,194            4,941
                                         -----------      -----------
GROSS MARGIN                               2,172,906        1,029,801

SALES AND MARKETING                          428,662          283,717
RESEARCH AND DEVELOPMENT                     183,592          107,737
GENERAL AND ADMINISTRATIVE                   715,160          337,784
                                         -----------      -----------

INCOME FROM OPERATIONS                       845,492          300,563

INTEREST INCOME/(EXPENSE), net               257,644           (2,030)
                                         -----------      -----------

INCOME BEFORE PROVISION FOR
   INCOME TAXES                            1,103,136          298,533
PROVISION FOR INCOME TAXES                   408,161           80,914
                                         -----------      -----------
NET INCOME                               $   694,975      $   217,619
                                         ===========      ===========

NET INCOME PER COMMON
AND COMMON EQUIVALENT SHARE              $      0.07      $      0.03
                                         ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
  USED IN THE CALCULATION OF NET
   INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE                10,567,237        7,521,540
                                         ===========      ===========



                See accompanying notes to financial statements.

                                 SRS LABS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               -----------------------------
                                                                   1997             1996
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $   694,975       $   217,619
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                  77,305            63,183
     Amortization of premium on investments available
        for sale                                                    27,301              --
     Accretion of consideration due on asset purchase                5,961             9,516
     Increase in deferred compensation                              22,941            44,548
     Ascribed value of services contributed                           --              14,500
     Changes in operating assets and liabilities:
       Increase in royalty receivable                             (591,606)         (457,039)
       Increase in accounts receivable                                --              (8,096)
       Decrease in interest receivable                              14,237              --
       Decrease in other current and long term assets               28,793           556,163
       Decrease in accounts payable                               (132,810)           (5,500)
       (Decrease) increase in other accrued liabilities            (13,752)           14,550
       Increase in income taxes payable                            318,614            80,914
                                                               -----------       -----------
          Net cash provided by operations                          451,959           530,358

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment                      (10,341)          (57,777)
                                                               -----------       -----------
          Net cash used in investing activities                    (10,341)          (57,777)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of consideration due on asset purchase                     (76,761)          (70,757)
Issuance of common stock                                              --             100,000
Exercise of stock options                                           83,580              --
                                                               -----------       -----------
          Net cash provided by financing activities                  6,819            29,243
                                                               -----------       -----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                     448,437           501,824
CASH AND CASH EQUIVALENTS, beginning of period                   3,455,997           384,087
                                                               -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                       $ 3,904,434       $   885,911
                                                               ===========       ===========
SUPPLEMENTAL DISCLOSURES ON NON CASH
   TRANSACTIONS
      Additional consideration accrued for asset purchase      $    41,794       $    26,636
      Unrealized gain on investments, net                      $    86,245       $      --


                See accompanying notes to financial statements.

                                 SRS LABS, INC.
              NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS


1.  GENERAL

GENERAL BUSINESS

SRS Labs, Inc. ("the Company") develops, markets and licenses patented audio technologies for use in five worldwide markets: consumer home audio, computer multimedia, car audio, professional sound and video and arcade games.

In August 1996, the Company completed an initial public offering of 3,107,452 shares of common stock for $8.00 per share netting proceeds to the Company after underwriting discounts and expenses of approximately $22.1 million.

BASIS OF PRESENTATION

The accompanying interim unaudited financial statements have been prepared by the Company, in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, the interim unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of March 31, 1997 and December 31, 1996, the statements of income for the three month periods ended March 31, 1997 and 1996 and the statements of cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1997. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.


2.  INVESTMENTS AVAILABLE FOR SALE

The Company has classified its investments as available-for-sale in accordance with SFAS No. 115. They are recorded at their fair value. As of March 31, 1997 the Company's available-for-sale investments had a cost of $20,796,001 and an estimated fair value of $20,798,411 based on quoted market prices. The unrealized gains on these investments of $2,410, net of income taxes of $967, have been reported in the Company's balance sheet as an increase in stockholder's equity.


3.  NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares outstanding and equivalent shares issuable upon exercise of stock options using the treasury stock method.

                                 SRS LABS, INC.
        NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS (CONTINUED)




4.  NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings per Share" (SFAS128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has applied this statement to the quarter ended March 31, 1996 and to the quarter ended March 31, 1997 and determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for these periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         SRS Labs, Inc. (the "Company") develops, markets and licenses patented audio technologies for use in five worldwide markets: consumer home audio, computer multimedia, car audio, professional sound and video and arcade games. The Company licenses its flagship technology, SRS (o)(R), the Sound Retrieval System(R) ("SRS") to leading original equipment manufacturers.

         The following is management's discussion and analysis of the operations of the Company during the periods included in the accompanying interim unaudited financial statements.

RESULTS OF OPERATIONS


                  Revenues

                  Revenues for the three months ended March 31, 1997 were $2,212,100 compared to $1,034,742 for the three months ended March 31, 1996, an increase of 113.8%. This increase resulted primarily from the growth of the licensee base and increased shipments of products incorporating SRS on which royalties are paid by licensees. Of the $2,212,100 in revenues for the three months ended March 31, 1997, $410,000 related to one time license fees and $1,802,100 related to on-going royalties.


                  Cost of Sales

                  Cost of sales consists primarily of fees paid to third party representatives for sales administration and support. Cost of sales for the three months ended March 31, 1997 were $39,194 compared to $4,941 for the three months ended March 31, 1996, an increase of 693.2%. Cost of sales were 1.8% of total revenues for the three months ended March 31, 1997 compared to 0.5% for the three months ended March 31, 1996. This increase resulted from the increase in license revenue on which the Company pays fees to third party representatives.


                  Sales and Marketing

                  Sales and marketing expenses consist of contracted services and salaries of marketing personnel (including sales commissions), customer service activities, and advertising, promotional, marketing and trade show costs. Sales and marketing expenses for the three months ended March 31, 1997 were $428,662 compared to $283,717 for the three months ended March 31, 1996, an increase of 51.1%. The increase from the three months ended March 31, 1996 to the three months ended March 31, 1997 was primarily attributable to increased staffing, increased travel costs to support our global presence and an increase in marketing and promotional activities aimed at establishing SRS as an international standard. However, as a percentage of total revenues, sales and marketing expenses decreased to 19.4% in the three months ended March 31, 1997 from 27.4% in the three months ended March 31, 1996 as the Company leveraged its expenses on higher sales volumes.

                  Research and Development

                  Research and development expenses consist primarily of salaries paid to personnel engaged in research, development and engineering activities, amounts paid to consultants and the cost of materials used in the development of audio technologies. Research and development expenses for the three months ended March 31, 1997 were $183,592 compared to $107,737 for the three months ended March 31, 1996, an increase of 70.4%. This increase from the three months ended March 31, 1996 to the three months ended March 31, 1997 was primarily attributable to increased salary and costs associated with the internal development of new and existing technologies. However, as a percentage of total revenues, research and development expenses decreased to 8.3% in the three months ended March 31, 1997 from 10.4% in the three months ended March 31, 1996 as the Company leveraged its expenses on higher sales volumes.


                  General and Administrative

                  General and administrative expenses consist primarily of salaries and facility costs for administrative and executive personnel, as well as certain consulting expenses, insurance costs, professional fees and other costs. General and administrative expenses for the three months ended March 31, 1997 were $715,160 compared to $337,784 for the three months ended March 31, 1996, an increase of 111.7%. This increase from the three months ended March 31, 1996 to the three months ended March 31, 1997 was primarily attributable to increased staffing, increases in professional fees associated with maintaining patent and trademark rights in the U.S. and foreign countries and costs associated with being a public company. As a percentage of total revenues, general and administrative expenses decreased to 32.3% in the three months ended March 31, 1997 from 32.6% in the three months ended March 31, 1996 as the Company leveraged its expenses on higher sales volumes.


                  Interest Income (expense)

                  Interest income was $257,644 for the three months ended March 31, 1997 compared to interest expense of $2,030 for the three months ended March 31, 1996. This increase is due to interest earned on investing the proceeds from the initial public offering.


                  Provision for Income Taxes

                  Income tax expenses for the three months ended March 31, 1997 were $408,161 compared to $80,914 for the three months ended March 31, 1996, an increase of 404.4%. The effective tax rate for the three months ended March 31, 1997, which is based on current estimates of the annual effective income tax rate, was 37% compared to 27% for the three months ended March 31, 1996. Estimated higher pre-tax earnings for 1997 and the full utilization of the net operating loss carryforwards in 1996 were responsible for the increase in the estimated effective rate.

LIQUIDITY AND CAPITAL RESOURCES

                  From inception through August 1996, the Company financed its operations primarily through the private placement of equity securities. In August 1996, the Company completed an initial public offering of 3,107,452 shares of common stock at $8.00 per share from which net proceeds to the Company were $22.1 million.

                  The Company's principal source of liquidity at March 31, 1997 consisted of cash, cash equivalents and long term investments of $24.7 million. At March 31, 1997, the Company had cash and cash equivalents of $3.9 million and long term investments of approximately $20.8 million.

                 The Company primarily finances its operations through cash provided by its operations, existing cash balances and investments available for sale. The Company's operating activities provided $451,959 in cash for the three months ended March 31, 1997 and $530,358 for the three months ended March 31, 1996. The $78,397 decrease in cash provided by operations was due to the increase in royalties receivable partially offset by the increase in income taxes payable. The Company has no significant commitments for capital expenditures.

                 The Company currently does not have commitments for credit facilities, such as revolving credit agreements or lines of credit that could provide additional working capital. The Company believes that the cash flow from operations, current cash balances and investments available for sale will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.


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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits. The exhibits listed below are filed herewith as part of this Report.

              Exhibit No.

              Material Contracts Relating to Management Compensation Plans or
              ---------------------------------------------------------------
Arrangements
------------

              10.1 Amendment to Employment Agreement dated as of March 14, 1997, between the Company and Thomas C.K. Yuen, previously filed with the U.S. Securities and Exchange Commission (the "Commission") as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-21123) (the "1996 Form 10-KSB"), which is incorporated herein by reference.

              10.2 Amendment to Employment Agreement dated as of March 14, 1997, between the Company and Arnold I. Klayman, previously filed with the Commission as Exhibit 10.5 to the 1996 Form 10-KSB, which is incorporated herein by reference.

              10.3 SRS Labs, Inc. Supplemental Executive Incentive Bonus Plan, previously filed with the Commission as Exhibit 10.14 to the 1996 Form 10-KSB, which is incorporated herein by reference.

              Other Exhibits
              --------------

              27 Financial Data Schedule.

              (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the Company's first quarter ended March 31, 1997.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SRS LABS, INC.,
                                          a Delaware Corporation



Date:  May 14, 1997                       By:  /s/  JANET M. BISKI
                                             --------------------------------
                                                    Janet M. Biski
                                              Vice President, Chief Financial
                                              Officer and Secretary (Principal
                                              Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                             Description
-----------                             -----------
                  Material Contracts Relating to Management Compensation Plans
                  ------------------------------------------------------------
                  or Arrangements
                  ---------------

   10.1 Amendment to Employment Agreement dated as of March 14, 1997, between the Company and Thomas C.K. Yuen, previously filed with the U.S. Securities and Exchange Commission (the "Commission") as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-21123) (the "1996 Form 10-KSB"), which is incorporated herein by reference.

    10.2 Amendment to Employment Agreement dated as of March 14, 1997, between the Company and Arnold I. Klayman, previously filed with the Commission as Exhibit 10.5 to the 1996 Form 10-KSB, which is incorporated herein by reference.

    10.3          SRS Labs, Inc. Supplemental Executive Incentive Bonus
                  Plan, previously filed with the Commission as Exhibit 10.14 to the 1996 Form 10-KSB, which is incorporated herein by reference.

                  Other Exhibits
                  --------------

     27           Financial Data Schedule.