Form 10QSB
period 1997-06-30
SRS LABS INC
filed 1997-08-13
CIK 1016470

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB


(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of July 31, 1997, 9,580,867 shares of the issuer's common stock, par value $.001 per share, were outstanding.


      TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes [ ]   No [X]

                                 SRS LABS, INC.

                                  FORM 10-QSB

                                     INDEX


PART I - FINANCIAL INFORMATION                                                  Page
                                                                                ----
     ITEM 1.    Financial Statements

                Balance Sheets as of June 30, 1997 (unaudited) and
                December 31, 1996  ............................................. 3

                Statements of Income for the three month and six month periods ended June 30, 1997 and 1996 (unaudited)........................ 4

                Statements of Cash Flows for the six month periods
                ended June 30, 1997 and 1996 (unaudited)........................ 5

                Notes to the Interim Unaudited Financial Statements............. 6

     ITEM 2.    Management's Discussion and Analysis or Plan of Operation....... 8


PART II - OTHER INFORMATION

     ITEM 4.    Submission of Matters to a Vote of Security Holders.............13

     ITEM 5.    Other Information...............................................13

     ITEM 6.    Exhibits and Reports on Form 8-K................................14

     SIGNATURES.................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                                 SRS LABS, INC
                                 BALANCE SHEETS

                                                                           JUNE 30,     DECEMBER 31,
                                                                             1997            1996
                                                                         -----------     -----------
ASSETS                                                                   (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                              $ 3,527,472     $ 3,455,997
  Royalty receivable                                                       1,990,534         702,966
  Interest receivable                                                        331,776         325,822
  Other receivables                                                           18,500          20,030
  Prepaid expenses                                                           139,306         105,919
  Deferred income taxes                                                      218,936         218,936
                                                                         -----------     -----------
         Total current assets                                              6,226,524       4,829,670

INVESTMENTS AVAILABLE FOR SALE                                            21,487,774      20,969,785

FURNITURE, FIXTURES & EQUIPMENT - net                                        247,360         281,189

PATENTS - net                                                                165,718         126,827

GOODWILL  - net                                                              220,137         280,052

DEFERRED INCOME TAXES                                                        186,576         186,576
                                                                         -----------     -----------

      TOTAL ASSETS                                                       $28,534,089     $26,674,099
                                                                         ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                       $   160,286     $   275,554
  Accrued liabilities                                                        341,912         566,139
  Income taxes payable                                                       974,976         433,021
  Current portion of consideration due on asset purchase                     180,000         180,000
                                                                         -----------     -----------
         Total current liabilities                                         1,657,174       1,454,714

CONSIDERATION DUE ON ASSET PURCHASE, net of
     current portion                                                           4,085          68,635

STOCKHOLDERS' EQUITY

  Preferred stock - $.001 par value 2,000,000 shares authorized;  no shares issued and outstanding
  Common stock - $.001 par value 56,000,000 shares authorized;                 9,581           9,469
     9,580,867 (at June 30, 1997) and 9,468,548
      (at December 31, 1996) shares issued and outstanding
  Additional paid-in capital                                              24,819,391      24,678,961
  Deferred stock option compensation                                         197,482         154,386
  Unrealized gain on investments available for sale                           83,099          87,688
  Retained earnings                                                        1,763,277         220,246
                                                                         -----------     -----------
         Total Stockholders' equity                                       26,872,830      25,150,750
                                                                         -----------     -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $28,534,089     $26,674,099
                                                                         ===========     ===========


                See accompanying notes to financial statements.

                                  SRS LABS, INC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                              JUNE 30,                        JUNE 30,
                                     ---------------------------     ---------------------------
                                         1997           1996            1997            1996
                                     -----------     -----------     -----------     -----------
REVENUES
Royalty revenues                     $ 2,015,799     $ 1,064,812     $ 3,817,899     $ 2,099,374
Other revenues                           100,000               -         510,000             180
                                     -----------     -----------     -----------     -----------
     Total revenues                    2,115,799       1,064,812       4,327,899       2,099,554

COST OF SALES                             75,885          17,363         115,079          22,304
                                     -----------     -----------     -----------     -----------
GROSS MARGIN                           2,039,914       1,047,449       4,212,820       2,077,250

SALES AND MARKETING                      361,232         206,955         789,894         490,672
RESEARCH AND DEVELOPMENT                 114,787         114,911         298,379         222,648
GENERAL AND ADMINISTRATIVE               490,373         334,736       1,205,533         672,520
                                     -----------     -----------     -----------     -----------

INCOME FROM OPERATIONS                 1,073,522         390,847       1,919,014         691,410

INTEREST INCOME/(EXPENSE), net           272,597             803         530,241          (1,227)
                                     -----------     -----------     -----------     -----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                         1,346,119         391,650       2,449,255         690,183
PROVISION FOR INCOME TAXES               498,064         102,021         906,225         182,935
                                     -----------     -----------     -----------     -----------
NET INCOME                           $   848,055     $   289,629     $ 1,543,030     $   507,248
                                     ===========     ===========     ===========     ===========

NET INCOME PER COMMON
  AND COMMON EQUIVALENT SHARE        $      0.08     $      0.04     $      0.14     $      0.07
                                     ===========     ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
  USED IN THE CALCULATION OF NET
  INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE             10,740,610       7,398,488      10,744,356       7,368,316
                                     ===========     ===========     ===========     ===========



                 See accompanying notes to financial statements.

                                 SRS LABS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                               ----------------------------
                                                                                   1997            1996
                                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 1,543,030      $   507,248
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                                 163,459          131,464
     Amortization of premium on investments available
        for sale                                                                    54,602                -
     Accretion of consideration due on asset purchase                                5,961           19,032
     Increase in deferred compensation                                              43,096           76,862
     Ascribed value of services contributed                                              -           29,000
     Changes in operating assets and liabilities:
       Increase in royalty receivable                                           (1,287,568)        (174,478)
       Increase in accounts receivable                                                   -          (18,506)
       Increase in interest receivable                                              (5,954)               -
       Decrease (increase) in other current and long term assets                   (31,857)         215,736
       Increase (decrease) in accounts payable                                    (115,268)         243,748
       Increase (decrease) in other accrued liabilities                           (224,227)          57,383
       Increase in income taxes payable                                            545,031          104,569
                                                                               -----------      -----------
          Net cash provided by operations                                          690,305        1,192,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment                                      (15,373)         (63,854)
Expenditures related to patents                                                    (51,439)               -
Purchases of investments available for sale                                       (580,256)               -
                                                                               -----------      -----------
          Net cash used in investing activities                                   (647,068)         (63,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of consideration due on asset purchase                                    (112,305)        (111,180)
Issuance of common stock                                                                 -          100,000
Exercise of stock options                                                          140,543                -
                                                                               -----------      -----------
          Net cash provided by (used in) financing activities                       28,238          (11,180)
                                                                               -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           71,475        1,117,024
CASH AND CASH EQUIVALENTS, beginning of period                                   3,455,997          384,087
                                                                               -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                       $ 3,527,472      $ 1,501,111
                                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - - Cash paid during the period for:
    Income Taxes                                                               $         -      $    78,366
                                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURES ON NON-CASH
   TRANSACTIONS
      Additional consideration accrued for asset purchase                      $    41,794      $    26,636
      Unrealized loss on investments, net                                      $     7,665      $         -




                 See accompanying notes to financial statements.

                                 SRS LABS, INC.
               NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS


1.  GENERAL/BASIS OF PRESENTATION

SRS Labs, Inc. (the "Company") develops, markets and licenses patented audio technologies for use in five worldwide markets: consumer home audio, computer multimedia, car audio, professional sound and video and arcade games.

In August 1996, the Company completed an initial public offering of 3,107,452 shares of common stock for $8.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $22.1 million.

The accompanying interim unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations.

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of June 30, 1997 and December 31, 1996, the statements of income for the three and six month periods ended June 30, 1997 and 1996 and the statements of cash flows for the six month periods ended June 30, 1997 and 1996. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1997. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.


2.  INVESTMENTS AVAILABLE FOR SALE

The Company has classified its investments as available-for-sale in accordance with SFAS No. 115. They are recorded at their fair value. As of June 30, 1997, the Company's available-for-sale investments had a cost of $21,348,956 and an estimated fair value of $21,487,774, based on quoted market prices. The unrealized gains on these investments of $138,818, net of income taxes of $55,719, have been reported in the Company's balance sheet as an increase in stockholders' equity.

3.  COMMITMENTS AND CONTINGENCIES

On June 1, 1997, the Company signed a new lease agreement for its headquarters facility located at 2909 Daimler Street, Santa Ana, California (the "Lease") with Daimler Commerce Partners, L.P. (the "Partnership"). The Lease contains substantially the same terms as the original lease agreement entered into on June 1, 1994 with the Partnership. The general partner of the Partnership is Conifer Investments, Inc. ("Conifer"). The sole stockholder of Conifer is the Thomas Yuen Family Trust and the executive officers of Conifer include Mr. and Mrs. Thomas C.K. Yuen. Mr. Yuen is an executive officer and a director of the Company and the Trust is a principal stockholder of the Company. The headquarters facility consists of 23,400 square feet of office and warehouse space. The Lease term commenced on June 1, 1997 and will expire May 31, 2000. The rent for the term of the Lease is $13,806 per month, plus common area expenses, real property taxes, utilities, insurance premiums, and maintenance. The Lease grants the Company an option to renew the Lease for an additional two years at $15,210 per month, plus common area expenses, real property taxes, utilities, insurance premiums, and maintenance.


4.  NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings per Share" (FAS 128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. FAS 128 requires the Company to disclose a basic and diluted earnings per share (EPS). The Company will adopt the provisions of FAS 128 within the 1997 year-end financial statements. Basic and diluted EPS, as computed under FAS 128, would have been $.09 and $.08 per share, respectively, for the three months ended June 30, 1997 and $.16 and $.14 per share, respectively, for the six months ended June 30, 1997.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW/FORWARD-LOOKING STATEMENTS

         SRS Labs, Inc. (the "Company") develops, markets and licenses patented audio technologies for use in five worldwide markets: consumer home audio, computer multimedia, car audio, professional sound and video and arcade games. The Company licenses its flagship technology, SRS (o)(R), the Sound Retrieval System(R) ("SRS") to leading original equipment manufacturers.

         Included in this Item 2. Management's Discussion and Analysis or Plan of Operation and in Part II. Item 5. Other Information, of this Report are certain forward-looking statements reflecting management's current expectations. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. The Company's operating results have historically been, and will continue to be, subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company's licensees incorporate SRS or the Company's other technologies into products, the gain or loss of significant customers, competitive pressures on selling prices, the acceptance of new or enhanced versions of the Company's technologies, the rate the Company's semiconductor licensees manufacture and distribute chips to OEMs, seasonal customer demand, the Company's ability to continue to effectively compete with others in the field of audio enhancement technologies processes and products and general business economic conditions, particularly those effecting the consumer electronics market.

                  As a result of existing and new competitors into the 3D audio market, the Company has recently experienced, and anticipates that it will continue to experience, increased pricing pressures due to aggressive pricing from certain of the Company's competitors. Due to competitive price pressures, the Company may from time to time reduce the average unit revenue. In order to offset declines in average unit selling prices, the Company depends upon increased usage of its technologies by existing customers and expansion into new market segments. The degree to which the Company can expand usage of its technology by both new and existing customers will depend on a number of factors including semiconductor development and delivery schedules, the ability of the Company to manage expansion in international marketing and sales and the timely introduction of new technologies such as Focus and TruSurround. There is no assurance that the Company will achieve the desired volume growth to offset the effect to revenue caused by the reduction in average unit price.

                  As the Company transitions the delivery of its technologies to OEMs from a discrete solution to a semiconductor-based solution, the Company improves its ability to deliver cost-effective, reliable solutions to its customers. The existence of semiconductor-based technology solutions, however, increases the dependence of the Company's operating results on the ability of semiconductor manufacturers to timely deliver such solutions to the marketplace. The Company's reliance on outside semiconductor manufacturers reduces the Company's ability to control the supply of products to the marketplace. The occurrence of any supply problems to OEMs of semiconductor products incorporating the Company's technologies, as well as lack of semiconductor manufacturers' sales to OEMs of chips which incorporate the Company's technologies, may have an adverse effect on the Company's operating results.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

                  Revenues

                  Revenues for the three months ended June 30, 1997 were $2,115,799 compared to $1,064,812 for the three months ended June 30, 1996, an increase of 98.7%. This increase resulted primarily from the growth of the licensee base and increased shipments of products incorporating SRS on which royalties are paid by licensees. Of the $2,115,799 in revenues for the three months ended June 30, 1997, $100,000 related to one time license fees and $2,015,799 related to on-going royalties.


                  Cost of Sales

                  Cost of sales consists primarily of fees paid to third party representatives for sales administration and support. Cost of sales for the three months ended June 30, 1997 were $75,885 compared to $17,363 for the three months ended June 30, 1996, an increase of 337.1%. Cost of sales were 3.6% of total revenues for the three months ended June 30, 1997 compared to 1.6% for the three months ended June 30, 1996. This increase resulted, in part, from the increase in license revenue on which the Company pays fees to third party representatives. The largest component of the increase was related to the payment of a non-recurring commission totaling $36,811, paid by the Company in the second quarter of 1997 on selected accounts in accordance with an existing sales representative agreement.


                  Sales and Marketing

                  Sales and marketing expenses consist of contracted services and salaries of marketing personnel (including sales commissions), customer service activities, and advertising, promotional, marketing and trade show costs. Sales and marketing expenses for the three months ended June 30, 1997 were $361,232 compared to $206,955 for the three months ended June 30, 1996, an increase of 74.5%. The increase from the three months ended June 30, 1996 to the three months ended June 30, 1997 was primarily attributable to increased staffing to promote new technologies, increased travel costs to support the Company's global presence and an increase in marketing and promotional activities aimed at establishing SRS as an international standard. However, as a percentage of total revenues, sales and marketing expenses decreased to 17.1% in the three months ended June 30, 1997 from 19.4% in the three months ended June 30, 1996 as the Company leveraged its expenses on higher sales volumes.


                  Research and Development

                  Research and development expenses consist primarily of salaries paid to personnel engaged in research, development and engineering activities, amounts paid to consultants and the cost of materials used in the development of audio technologies. Research and development expenses remained relatively constant in the comparable second quarters. As a percentage of total revenues, research and development expenses decreased to 5.4% in the three months ended June 30, 1997 from 10.8% in the three months ended June 30, 1996 as the Company leveraged its expenses on higher sales volumes.

                  General and Administrative

                  General and administrative expenses consist primarily of salaries and facility costs for administrative, and executive personnel, as well as certain consulting expenses, insurance costs, professional fees and other costs. General and administrative expenses for the three months ended June 30, 1997 were $490,373 compared to $334,736 for the three months ended June 30, 1996, an increase of 46.5%. This increase from the three months ended June 30, 1996 to the three months ended June 30, 1997 was primarily attributable to increased staffing, increases in professional fees associated with maintaining patent and trademark rights in the U.S. and foreign countries and increased expenses associated with the Company's status as a publicly-traded company. As a percentage of total revenues, general and administrative expenses decreased to 23.2% in the three months ended June 30, 1997 from 31.4% in the three months ended June 30, 1996 as the Company leveraged its expenses on higher sales volumes.


                  Interest Income (expense)

                  Interest income was $272,597 for the three months ended June 30, 1997 compared to interest income of $803 for the three months ended June 30, 1996. This increase is due to interest earned on investing the proceeds from the initial public offering which took place on August 8, 1996.


                  Provision for Income Taxes

                  Income tax expenses for the three months ended June 30, 1997 were $498,064 compared to $102,021 for the three months ended June 30, 1996, an increase of 388.2%. The effective tax rate for the three months ended June 30, 1997, which is based on current estimates of the annual effective income tax rate, was 37% compared to 26% for the three months ended June 30, 1996. Estimated higher pre-tax earnings for 1997 and the full utilization of the net operating loss carryforwards in 1996 were responsible for the increase in the estimated effective rate.



         SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED
         JUNE 30, 1996

                  Revenues

                  Revenues for the six months ended June 30, 1997 were $4,327,899 compared to $2,099,554 for the six months ended June 30, 1996, an increase of 106.1%. This increase resulted primarily from the growth of the licensee base and increased shipments of products incorporating SRS on which royalties are paid by licensees. Of the $4,327,899 in revenues for the six months ended June 30, 1997, $510,000 related to one time license fees and $3,817,899 related to on-going royalties.

                  Cost of Sales

                  Cost of sales for the six months ended June 30, 1997 were $115,079 compared to $22,304 for the six months ended June 30, 1996, an increase of 416.0%. Cost of sales were 2.7% of total revenues for the six months ended June 30, 1997 compared to 1.1% for the six months ended June 30, 1996. This increase resulted, in part, from the increase in license revenue on which the Company pays fees to third party representatives. The largest component of the increase was related to the payment of a non-recurring commission totaling $36,811, paid by the Company in the second quarter of 1997 on selected accounts in accordance with an existing sales representative agreement.


                  Sales and Marketing

                  Sales and marketing expenses for the six months ended June 30, 1997 were $789,894 compared to $490,672 for the six months ended June 30, 1996, an increase of 61.0%. The increase from the six months ended June 30, 1996 to the six months ended June 30, 1997 was primarily attributable to increased staffing to promote new technologies, increased travel costs to support our global presence and an increase in marketing and promotional activities aimed at establishing SRS as an international standard. However, as a percentage of total revenues, sales and marketing expenses decreased to 18.3% in the six months ended June 30, 1997 from 23.4% in the six months ended June 30, 1996 as the Company leveraged its expenses on higher sales volumes.


                  Research and Development

                  Research and development expenses for the six months ended June 30, 1997 were $298,379 compared to $222,648 for the six months ended June 30, 1996, an increase of 34.0%. The increase from the six months ended June 30, 1996 to the six months ended June 30, 1997 was primarily attributable to increased staffing and an increase in expenses associated with the internal development of new and existing technologies. As a percentage of total revenues, research and development expenses decreased to 6.9% in the six months ended June 30, 1997 from 10.6% in the six months ended June 30, 1996 as the Company leveraged its expenses on higher sales volumes.


                  General and Administrative

                  General and administrative expenses for the six months ended June 30, 1997 were $1,205,533 compared to $672,520 for the six months ended June 30, 1996, an increase of 79.3%. This increase from the six months ended June 30, 1996 to the six months ended June 30, 1997 was primarily attributable to increased staffing, increases in professional fees associated with maintaining patent and trademark rights in the U.S. and foreign countries and increased expenses associated with the Company's status as a publicly-traded company. As a percentage of total revenues, general and administrative expenses decreased to 27.9% in the six months ended June 30, 1997 from 32.0% in the six months ended June 30, 1996 as the Company leveraged its expenses on higher sales volumes.

                  Interest Income (expense)

                  Interest income was $530,241 for the six months ended June 30, 1997 compared to interest expense of $1,227 for the six months ended June 30, 1996. This increase is due to interest earned on investing the proceeds from the initial public offering which took place on August 8, 1996.


                  Provision for Income Taxes

                  Income tax expenses for the six months ended June 30, 1997 were $906,225 compared to $182,935 for the six months ended June 30, 1996, an increase of 395.4%. The effective tax rate for the six months ended June 30, 1997, which is based on current estimates of the annual effective income tax rate, was 37% compared to 26.5% for the six months ended June 30, 1996. Estimated higher pre-tax earnings for 1997 and the full utilization of the net operating loss carryforwards in 1996 were responsible for the increase in the estimated effective rate.


LIQUIDITY AND CAPITAL RESOURCES

                  From inception through August 1996, the Company financed its operations primarily through the private placement of equity securities. In August 1996, the Company completed an initial public offering of 3,107,452 shares of common stock at $8.00 per share, from which net proceeds to the Company were $22.1 million.

                  The Company's principal source of liquidity at June 30, 1997 consisted of cash and cash equivalents of $3.5 million and long-term investments of approximately $21.5 million.

                  The Company finances its operations primarily through the cash provided by its operations. The Company's operating activities provided $690,305 in cash for the six months ended June 30, 1997 and $1,192,058 for the six months ended June 30, 1996. The $501,753 decrease in cash provided by operations was due to the increase in royalties receivable, partially offset by net income and the increase in income taxes payable. The Company experienced an increase in royalties receivable due to the slow payment of royalties by certain of its licensees. The Company does not believe that future slow payments will have a negative impact on the Company's ability to finance its operations. The Company has no significant commitments for capital expenditures.

                  Of the $690,305 cash flow generated from operations during the six months ended June 30, 1997, the Company invested $580,256 in long-term investments. The Company has adopted investment guidelines which restrict the types and quality of investments the Company is authorized to enter into. The Company's long-term investments consist primarily of municipal bonds rated a minimum of A1.

                  The Company currently does not have commitments for credit facilities, such as revolving credit agreements or lines of credit that could provide additional working capital. The Company believes that the current cash balances and cash flow from operations will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of SRS Labs, Inc. was held on June 11, 1997 for the purpose of electing one Class I director to the Board of Directors and voting on a proposal to approve the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the "Long-Term Incentive Plan").

                  Jeffrey I. Scheinrock was elected to serve as the Class I Director of the Company for a three-year term expiring at the 2000 Annual Meeting of Stockholders. John AuYeung and John Tu continued in office as Class II Directors, and Stephen V. Sedmak and Thomas C.K. Yuen continued in office as Class III Directors of the Company. The tabulation of the votes cast for the election of Mr. Scheinrock was as follows:

                            Votes                   Votes
                             For                  Withheld

                          8,379,827                49,409


                  The Long-Term Incentive Plan was approved. The tabulation of the votes was as follows:

     Votes             Votes                                    Broker
      For             Against             Abstentions          Non-Votes

   6,510,756          902,652                4,354             1,011,474


ITEM 5. OTHER INFORMATION

                  In January 1997, NEC Technologies, Inc. ("NEC") merged with and into Packard Bell Electronics, Inc. ("Packard Bell"). Both Packard Bell and NEC were licensees of the Company. As a result of the merger, only the existing license agreement with Packard Bell remains, but will be applicable to all SRS-equipped products manufactured by the new combined company, Packard Bell/NEC. Pursuant to recent discussions with Packard Bell/NEC, management expects that royalty revenue attributable to the Packard Bell/NEC license agreement will be equivalent to royalties paid under the prior license agreement with Packard Bell prior to the merger. For the fiscal year ended December 31, 1996 ("Fiscal 1996"), Packard Bell and NEC accounted for 28% and 10%, respectively, of the Company's revenues. For the third quarter of Fiscal 1996, Packard Bell and NEC accounted for 26% and 9%, respectively, of the Company's revenues, and for the fourth quarter of Fiscal 1996, Packard Bell and NEC accounted for 20% and 14%, respectively, of the Company's revenues. For the first six months of the fiscal year ending December 31, 1997, Packard Bell and NEC accounted for 17% and 3%, respectively, of the Company's revenues.

                  As with any licensee, the Company can make no assurances or predictions (i) that any licensee, including Packard Bell/NEC, will remain a licensee, (ii) regarding use, or the extent of use, of such license by the licensee or (iii) whether the licensee will utilize the Company's new technologies.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits. The exhibits listed below are filed herewith as part of this Report.

                  Exhibit No.


          10.1 Industrial Real Estate Lease dated May 30, 1997 between Daimler Commerce Partners, L.P. and SRS Labs, Inc.

          27      Financial Data Schedule.

          (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed during the Company's second quarter ended June 30, 1997.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SRS LABS, INC.,
                                         a Delaware Corporation

Date:  August 12, 1997                      By: /s/ JANET M. BISKI
                                            ---------------------------------
                                                 Janet M. Biski
                                                 Vice President, Chief
                                                 Financial Officer and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.       Description
-----------       -----------
   10.1           Industrial Real Estate Lease dated May 30, 1997 between
                  Daimler Commerce Partners, L.P. and SRS Labs, Inc.

   27             Financial Data Schedule.