Form 10QSB
period 1997-09-30
SRS LABS INC
filed 1997-11-14
CIK 1016470

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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


                                 (714) 442-1070.
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of October 31, 1997, 9,580,867 shares of the issuer's common stock, par value $.001 per share, were outstanding


  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes      No  X
                                                                 ---     ---

                                 SRS LABS, INC.

                                  FORM 10 - QSB

                                      INDEX


                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION

     ITEM 1.        Financial Statements

                    Balance Sheets as of September 30, 1997 (unaudited) and
                    December 31, 1996  ......................................................3

                    Statements of Income for the three month and nine month periods ended September 30, 1997 and 1996 (unaudited)............................4

                    Statements of Cash Flows for the nine month periods
                    ended September 30, 1997 and 1996 (unaudited)............................5

                    Notes to the Interim Unaudited Financial Statements......................6

     ITEM 2.        Management's Discussion and Analysis or Plan of Operation................7


PART II - OTHER INFORMATION

     ITEM 2.        Changes in Securities and Use of Proceeds................................13

     ITEM 6.        Exhibits and Reports on Form 8-K.........................................13

     SIGNATURES..............................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 SRS LABS, INC.
                                 BALANCE SHEETS

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 1997           1996
                                                             ------------    -----------
ASSETS                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $ 4,146,990     $ 3,455,997
  Royalty receivable                                           2,770,889         702,966
  Interest receivable                                            281,254         325,822
  Other receivables                                               37,625          20,030
  Prepaid expenses                                               257,969         105,919
  Deferred income taxes                                          218,936         218,936
                                                             -----------     -----------
         Total current assets                                  7,713,663       4,829,670

INVESTMENTS AVAILABLE FOR SALE                                21,561,256      20,969,785

FURNITURE, FIXTURES & EQUIPMENT - net                            242,372         281,189

PATENTS - net                                                    157,302         126,827

GOODWILL  - net                                                  165,102         280,052

DEFERRED INCOME TAXES                                            186,576         186,576
                                                             -----------     -----------

       TOTAL ASSETS                                          $30,026,271     $26,674,099
                                                             ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                           $   122,617     $   275,554
  Accrued liabilities                                            350,567         566,139
  Income taxes payable                                         1,351,521         433,021
  Current portion of consideration due on asset purchase         167,917         180,000
                                                             -----------     -----------
         Total current liabilities                             1,992,622       1,454,714

CONSIDERATION DUE ON ASSET PURCHASE, net of
     current portion                                                   0          68,635

STOCKHOLDERS' EQUITY

  Preferred stock - $.001 par value 2,000,000 shares
     authorized; no shares issued and outstanding
  Common stock - $.001 par value 56,000,000 shares
     authorized; 9,580,867 (at September 30, 1997)
     and 9,468,548 (at December 31, 1996) shares
     issued and outstanding                                        9,581           9,469
  Additional paid-in capital                                  24,819,391      24,678,961
  Deferred stock option compensation                             215,295         154,386
  Unrealized gain on investments available for sale              143,430          87,688
  Retained earnings                                            2,845,952         220,246
                                                             -----------     -----------
         Total Stockholders' equity                           28,033,649      25,150,750
                                                             -----------     -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $30,026,271     $26,674,099
                                                             ===========     ===========


                See accompanying notes to financial statements.

                                 SRS LABS, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                    --------------------------    --------------------------
                                        1997           1996          1997           1996
                                    -----------    -----------    -----------    -----------
REVENUES
Royalty revenues                    $ 1,930,656    $ 1,451,171    $ 5,748,555    $ 3,550,545
Other revenues                          575,000             --      1,085,000            180
                                    -----------    -----------    -----------    -----------
     Total revenues                   2,505,656      1,451,171      6,833,555      3,550,725

COST OF SALES                            71,161         30,583        186,240         52,887
                                    -----------    -----------    -----------    -----------
GROSS MARGIN                          2,434,495      1,420,588      6,647,315      3,497,838

SALES AND MARKETING                     400,284        230,044      1,190,178        720,715
RESEARCH AND DEVELOPMENT                116,137        122,580        414,516        345,229
GENERAL AND ADMINISTRATIVE              636,739        420,880      1,842,272      1,093,400
                                    -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                1,281,335        647,084      3,200,349      1,338,494

INTEREST INCOME, net                    276,471        118,045        806,712        116,818
                                    -----------    -----------    -----------    -----------

INCOME BEFORE PROVISION FOR
   INCOME TAXES                       1,557,806        765,129      4,007,061      1,455,312
PROVISION FOR INCOME TAXES              475,131        132,520      1,381,356        315,455
                                    -----------    -----------    -----------    -----------
NET INCOME                          $ 1,082,675    $   632,609    $ 2,625,705    $ 1,139,857
                                    ===========    ===========    ===========    ===========

NET INCOME PER COMMON
AND COMMON EQUIVALENT SHARE         $      0.11    $      0.07    $      0.25    $      0.14
                                    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
  USED IN THE CALCULATION OF NET
   INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE           10,244,385      9,571,795     10,620,668      8,344,489
                                    ===========    ===========    ===========    ===========


                See accompanying notes to financial statements.

                                 SRS LABS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                 ----------------------------------
                                                                     1997                  1996
                                                                 -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  2,625,705          $  1,139,857
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                    251,604               200,820
     Amortization of premium on investments
        available for sale                                             81,903                    --
     Accretion of consideration due on asset purchase                  17,882                28,548
     Increase in deferred stock option compensation                    60,909               102,659
     Ascribed value of services contributed                                --                29,000
     Changes in operating assets and liabilities:
       Increase in royalty receivable                              (2,067,923)             (242,310)
       Increase in accounts receivable                                     --               (13,769)
       Decrease (increase) in interest receivable                      44,568              (159,986)
       Decrease in inventories                                             --                 1,144
       (Increase) decrease in other assets                           (169,645)              403,837
       (Decrease) increase in accounts payable                       (152,936)              483,653
       (Decrease) increase  in other accrued liabilities             (215,572)              222,199
       Increase in income taxes payable                               881,124               155,817
                                                                 ------------          ------------
          Net cash provided by operations                           1,357,619             2,351,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment                         (35,080)             (110,548)
Expenditures related to patents                                       (51,439)                   --
Purchase of investments available for sale                           (580,256)          (17,213,873)
                                                                 ------------          ------------
          Net cash used in investing activities                      (666,775)          (17,324,421)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of consideration due on asset purchase                       (140,394)             (142,799)
Issuance of common stock                                                   --            22,057,251
Exercise of stock options                                             140,543               100,000
                                                                 ------------          ------------
          Net cash provided by financing activities              $        149          $ 22,014,452
                                                                 ============          ============
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                        690,993             7,041,500
CASH AND CASH EQUIVALENTS, beginning of period                      3,455,997               384,087
                                                                 ------------          ------------
CASH AND CASH EQUIVALENTS, end of period                         $  4,146,990          $  7,425,587
                                                                 ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
    Income Taxes                                                 $         --          $     30,270
                                                                 ============          ============

SUPPLEMENTAL DISCLOSURES ON NON CASH
   TRANSACTIONS
      Additional consideration accrued for asset
        purchase                                                 $     41,794          $     26,636
      Unrealized gain on investments, net                        $     55,742          $     22,582

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

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the balance sheets as of September 30, 1997 and December 31, 1996, the statements of income for the three and nine month periods ended September 30, 1997 and 1996 and the statements of cash flows for the nine month periods ended September 30, 1997 and 1996. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1997. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

2.  INVESTMENTS AVAILABLE FOR SALE

The Company has classified its investments as available-for-sale in accordance with SFAS No. 115. As of September 30, 1997, the Company's available-for-sale investments had a cost of $21,321,655 and an estimated fair value of $21,561,256, based on quoted market prices. The unrealized gains on these investments of $239,601, net of income taxes of $96,171, have been reported in the Company's balance sheet as an increase in stockholders' equity.

4.  NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings per Share" (FAS 128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. FAS 128 requires the Company to disclose a basic and diluted earnings per share (EPS). The Company will adopt the provisions of FAS 128 in the audited financial statements for the fiscal year ending December 31, 1997. Basic and diluted EPS, as computed under FAS 128, would have been $.11 and $.11 per share, respectively, for the three months ended September 30, 1997 and $.28 and $.25 per share, respectively, for the nine months ended September 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS AND CERTAIN FACTORS

        SRS Labs, Inc. (the "Company") develops, markets and licenses patented audio technologies for use in five worldwide markets: consumer home audio, computer multimedia, car audio, professional sound and video and arcade games. The Company licenses its flagship technology, SRS (o)(R), the Sound Retrieval System(R) ("SRS") to leading original equipment manufacturers.

        Included in this Item 2. Management's Discussion and Analysis or Plan of Operation are certain forward-looking statements reflecting management's current expectations. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. The Company's operating results may fluctuate from those in prior quarters, and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company's licensees incorporate SRS or the Company's other technologies into products, the gain or loss of significant customers, competitive pressures on selling prices, the acceptance of new or enhanced versions of the Company's technologies, the rate the Company's semiconductor licensees manufacture and distribute chips to OEMs, the ability of the Company to secure one-time license fees for its technologies from new and existing licensees, seasonal customer demand, the Company's ability to continue to effectively compete with others in the field of audio enhancement technologies processes and products and general business economic conditions, particularly those effecting the consumer electronics market.

        As a result of existing and new competitors into the 3D audio market, the Company has recently experienced, and anticipates that it will continue to experience, increased pricing pressures due to aggressive pricing from certain of the Company's competitors. Due to competitive pricing pressures, the Company may from time to time reduce the average unit royalty fees charged to its customers. In order to offset declines in average unit selling prices, the Company depends upon increased usage of its technologies by existing customers and expansion into new market segments. The degree to which the Company can expand usage of its technology by both new and existing customers will depend on a number of factors including semiconductor development and delivery schedules, the ability of the Company to manage expansion in international marketing and sales and timely introduction of new technologies such as Focus and TruSurround. There is no assurance that the Company will achieve the desired volume growth to offset the negative effect to revenue caused by the reduction in average unit price.

        As the Company transitions the delivery of its technologies to OEMs from a discrete solution to a semiconductor-based solution, the Company improves its ability to deliver cost-effective, reliable solutions to its customers. The existence of semiconductor-based technology solutions, however, increases the dependence of the Company's operating results on the ability of semiconductor manufacturers to timely deliver such solutions to the marketplace. The Company's reliance on outside semiconductor manufacturers reduces the Company's ability to control the supply of products to the marketplace. The occurrence of any supply problems for the Company's products, as well as a lack of semiconductor manufacturers' sales focus, may have an adverse effect on the Company's operating results.

        The Company expects that international sales will continue to represent a significant portion of total revenues. To date, all of the Company's revenues have been denominated in U.S. dollars and most costs have been incurred in U.S. dollars. It is the Company's expectation that revenues will continue to be denominated in U.S. dollars for the foreseeable future. The Company intends to actively monitor its foreign exchange exposure and to take appropriate action to reduce its foreign exchange risk, if such risk becomes material.

        The Company also is experiencing increased costs associated with its efforts to research, investigate and evaluate new technologies and companies for potential acquisition, all as part of the Company's ongoing efforts to expand its technology offerings.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

        Revenues

        Revenues for the three months ended September 30, 1997 were $2,505,656 compared to $1,451,171 for the three months ended September 30, 1996, an increase of 72.7%. This increase resulted primarily from the growth of the licensee base and increased shipments of products incorporating SRS on which royalties are paid by licensees. Of the $2,505,656 in revenues for the three months ended September 30, 1997, $575,000 related to one time license fees and $1,930,656 related to on-going royalties.

        Cost of Sales

        Cost of sales consists primarily of fees paid to third party representatives for sales administration and support. Cost of sales for the three months ended September 30, 1997 were $71,161 compared to $30,583 for the three months ended September 30, 1996, an increase of 132.7%. Cost of sales were 2.8% of total revenues for the three months ended September 30, 1997 compared to 2.1% for the three months ended September 30, 1996. This increase resulted from the increase in license revenue on which the Company pays fees to third party representatives.

        Sales and Marketing

        Sales and marketing expenses consist of contracted services and salaries of marketing personnel (including sales commissions), customer service activities, and advertising, promotional, marketing and trade show costs. Sales and marketing expenses for the three months ended September 30, 1997 were $400,284 compared to $230,044 for the three months ended September 30, 1996, an increase of 74.0%. The increase from the three months ended September 30, 1996 to the three months ended September 30, 1997 was primarily attributable to increased staffing to promote new technologies, increased travel costs to support our global presence and an increase in marketing and promotional activities aimed at establishing SRS as an international standard. As a percentage of total revenues, sales and marketing expenses remained relatively flat at 16.0% in the three months ended September 30, 1997 compared to 15.9% in the three months ended September 30, 1996 as the Company leveraged it's expenses on higher sales volumes.

        Research and Development

        Research and development expenses consist primarily of salaries paid to personnel engaged in research, development and engineering activities, amounts paid to consultants and the cost of materials used in the development of audio technologies. Research and development expenses for the three months ended September 30, 1997 were $116,137 compared to $122,580 for the three months ended September 30, 1996, a decrease of 5.3%. The decrease from the three months ended September 30, 1996 to the three months ended September 30, 1997 was due to a reduction in headcount partially offset by increased expenses related to development activities currently underway for new products. As a percentage of total revenues, research and development expenses decreased to 4.6% in the three months ended September 30, 1997 from 8.4% in the three months ended September 30, 1996 due to the reduction in headcount and the fact that the Company leveraged its expenses on higher sales volumes.


        General and Administrative

        General and administrative expenses consist primarily of salaries and facility costs for administrative, and executive personnel, as well as certain consulting expenses, insurance costs, professional fees and other costs. General and administrative expenses for the three months ended September 30, 1997 were $636,739 compared to $420,880 for the three months ended September 30, 1996, an increase of 51.3%. This increase from the three months ended September 30, 1996 to the three months ended September 30, 1997 was attributable to increased headcount, increases in all facility related expenses associated with the Company occupying more space under their lease agreement dated May 30, 1997, increases in professional fees and increased expenses associated with the Company's status as a publicly-traded company. As a percentage of total revenues, general and administrative expenses decreased to 25.4% in the three months ended September 30, 1997 from 29.0% in the three months ended September 30, 1996 as the Company leveraged its expenses on higher sales volumes.


        Interest Income, net

        Interest income was $276,471 for the three months ended September 30, 1997 compared to interest income of $118,045 for the three months ended September 30, 1996 an increase of 134.2%. This increase represents the difference in earned interest for a full quarter in 1997 as opposed to a partial quarter's worth of earnings in 1996. The interest is earned on investment of the proceeds from the initial public offering which took place on August 8, 1996.


        Provision for Income Taxes

        Income tax expenses for the three months ended September 30, 1997 were $475,131 compared to $132,520 for the three months ended September 30, 1996, an increase of 258.5%. The effective tax rate for the three months ended September 30, 1997, which is based on current estimates of the annual effective income tax rate, was 30.5% compared to 17.3% for the three months ended September 30, 1996. Estimated higher pre-tax earnings for 1997 and the full utilization of the net operating loss carryforwards in 1996 were responsible for the increase in the estimated effective rate.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

        Revenues

        Revenues for the nine months ended September 30, 1997 were $6,833,555 compared to $3,550,725 for the nine months ended September 30, 1996, an increase of 92.5%. This increase resulted primarily from the growth of the licensee base and increased shipments of products incorporating SRS on which royalties are paid by licensees. Of the $6,833,555 in revenues for the nine months ended September 30, 1997, $1,085,000 related to one time license fees and $5,748,555 related to on-going royalties.

        Cost of Sales

        Cost of sales for the nine months ended September 30, 1997 were $186,240 compared to $52,887 for the nine months ended September 30, 1996, an increase of 252.1%. Cost of sales were 2.7% of total revenues for the nine months ended September 30, 1997 compared to 1.5% for the nine months ended September 30, 1996. This increase resulted from the increase in license revenue on which the Company pays fees to third party representatives.

        Sales and Marketing

        Sales and marketing expenses for the nine months ended September 30, 1997 were $1,190,178 compared to $720,715 for the nine months ended September 30, 1996, an increase of 65.1%. The increase from the nine months ended September 30, 1996 to the nine months ended September 30, 1997 was primarily attributable to increased headcount to promote new technologies, increased travel costs to support our global presence and an increase in marketing and promotional activities aimed at establishing SRS as an international standard. As a percentage of total revenues, sales and marketing expenses decreased to 17.4% in the nine months ended September 30, 1997 from 20.3% in the nine months ended September 30, 1996 as the Company leveraged its expenses on higher sales volumes.

        Research and Development

        Research and development expenses for the nine months ended September 30, 1997 were $414,516 compared to $345,229 for the nine months ended September 30, 1996, an increase of 20.1%. The increase from the nine months ended September 30, 1996 to the nine months ended September 30, 1997 was related to a decrease in headcount offset by an increase in expenses associated with the internal development of new and existing technologies. As a percentage of total revenues, research and development expenses decreased to 6.1% in the nine months ended September 30, 1997 from 9.7% in the nine months ended September 30, 1996 as the Company leveraged its expenses on higher sales volumes.

        General and Administrative

        General and administrative expenses for the nine months ended September 30, 1997 were $1,842,272 compared to $1,093,400 for the nine months ended September 30, 1996, an increase of 68.5%. This increase from the nine months ended September 30, 1996 to the nine months ended September 30, 1997 was primarily attributable to increased headcount and related expenses, increases in professional fees and increased expenses associated with the Company's status as a publicly-traded company. As a percentage of total revenues, general and administrative expenses decreased to 27.0% in the nine months ended September 30, 1997 from 30.8% in the nine months ended September 30, 1996 as the Company leveraged its expenses on higher sales volumes.

        Interest Income, net

        Interest income was $806,712 for the nine months ended September 30, 1997 compared to $116,818 for the nine months ended September 30, 1996. This increase is due to interest earned on investing the proceeds from the initial public offering which took place on August 8, 1996.

        Provision for Income Taxes

        Income tax expenses for the nine months ended September 30, 1997 were $1,381,356 compared to $315,455 for the nine months ended September 30, 1996, an increase of 337.9%. The effective tax rate for the nine months ended September 30, 1997, which is based on current estimates of the annual effective income tax rate, was 34.5% compared to 21.7% for the nine months ended September 30, 1996. Estimated higher pre-tax earnings for 1997 and the full utilization of the net operating loss carryforwards in 1996 were responsible for the increase in the estimated effective rate.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through August 1996, the Company financed its operations primarily through the private placement of equity securities. In August 1996, the Company completed an initial public offering of 3,107,452 shares of common stock at $8.00 per share, from which net proceeds to the Company were $22.1 million.

        The Company's principal source of liquidity at September 30, 1997 consisted of cash and cash equivalents of $4.1 million and long-term investments of approximately $21.6 million.

        The Company finances its operations primarily through the cash provided by its operations. The Company's operating activities provided $1,357,619 in cash for the nine months ended September 30, 1997 and $2,351,469 for the nine months ended September 30, 1996. The $993,850 decrease in cash provided by operations was due to the increase in royalties receivable partially offset by net income and the increase in income taxes payable. The Company experienced an increase in royalties receivable due to the slow payment of royalties by certain of its licensees. The Company does not believe that future slow payments, should they continue, will have a negative impact on the Company's ability to finance its operations during the foreseeable future. The Company has no significant commitments for capital expenditures.

        Of the $1,357,619 cash flow generated from operations during the nine months ended September 30, 1997, the Company invested $580,256 in long-term investments. The Company has adopted investment guidelines which restrict the types and quality of investments the Company is authorized to enter into. The Company's long-term investments consist primarily of municipal bonds rated a minimum of A1.

        The Company currently does not have commitments for credit facilities, such as revolving credit agreements or lines of credit that could provide additional working capital. The Company believes that the current cash balances and cash flow from operations will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On August 8, 1996, the effective date of the Company's Registration Statement on Form SB-2 (Registration No. 333-4974-LA), the Company completed an initial public offering of 3,100,000 shares of common stock, par value $.001 per share, for $8.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $22,100,000. Salomon Brothers Inc. acted as the lead underwriter of the offering and Montgomery Securities and Cruttenden Roth Incorporated acted as co-managers of the offering. The closing of the offering occurred on August 14, 1996. The Company granted the underwriters an over-allotment option to purchase up to an additional 465,000 shares of common stock (all of which were included in the above-referenced registration statement). The underwriters exercised their over-allotment option on August 22, 1996 to purchase an additional 346,500 shares of common stock of the Company for $8.00 per share, of which 7,452 were original, newly-issued shares (netting proceeds to the Company after underwriting discounts and expenses of approximately $55,443) and 339,048 were previously-issued shares sold for the selling stockholders. The closing of the shares related to the offer-allotment option occurred on August 28, 1996. In connection with the offering, a reasonable estimate of the amount of expenses incurred for the Company's account were as follows: $1,740,173 attributable to underwriting discounts and commissions and $1,062,190 attributed to other expenses. No expenses were attributable to finders' fees or expenses paid to or for underwriters. All such expenses were direct or indirect payment to others (as opposed to payments to directors, officers, general partners of the Company or their associates, 10% or more shareholders or affiliates of the Company). The net proceeds were invested in cash and Municipal Bonds. No material changes have been made in the use of proceeds since the initial investments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits. The exhibit listed below is filed with the U.S. Securities and Exchange Commission as part of this Report.

             Exhibit No.
             -----------

                 27        Financial Data Schedule.

             (b) Reports on Form 8-K.

                 No reports on Form 8-K were filed during the Company's third quarter ended September 30, 1997.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SRS LABS, INC.,
                                        a Delaware Corporation

Date: November 12, 1997                 By:  /s/ JANET M. BISKI
                                            --------------------------------
                                                 Janet M. Biski
                                                 Vice President, Chief Financial
                                                 Officer and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------
   27                 Financial Data Schedule