Form 10KSB
period 1997-12-31
SRS LABS INC
filed 1998-03-31
CIK 1016470

================================================================================

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
(MARK ONE)

     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

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

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 442-1070

           SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: NONE

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenue for its most recent year: $10,081,283

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing sale price of such common stock on the specified date) as of March 26, 1998: $62,174,285. Shares of common stock held by each officer and director and by each person who owns greater than 10% of the outstanding shares of common stock have been excluded from this computation on the basis that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     State the number of shares of common stock of the issuer outstanding as of March 26, 1998: 11,505,754

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 1998 are incorporated by reference in Part III of this Form 10-KSB.

================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
  Item 1.    DESCRIPTION OF BUSINESS.....................................    1
  Item 2.    DESCRIPTION OF PROPERTY.....................................   12
  Item 3.    LEGAL PROCEEDINGS...........................................   13
  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13
PART II
  Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....   14
  Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...   16
  Item 7.    FINANCIAL STATEMENTS........................................   23
  Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................   39
PART III
  Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..   39
  Item 10.   EXECUTIVE COMPENSATION......................................   39
  Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   39
PART IV
  Item 13.   EXHIBITS AND REPORTS ON FORM 8-K............................   39
SIGNATURES...............................................................   44

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     SRS Labs, Inc. (the "Company") develops, markets and licenses proprietary audio technologies for use in four worldwide markets: consumer home audio and video, computer multimedia, car audio and professional sound. The Company licenses its flagship technology, SRS (-)(R), the Sound Retrieval System(R) ("SRS"), to leading original equipment manufacturers ("OEMs") including Apple, Kenwood, Packard Bell/NEC, Pioneer, Sharp, Sony and Thomson Consumer Electronics ("RCA"). SRS creates an immersive 3D sound image from any audio source with as few as two conventional stereo speakers. The technology is based on the fundamentals of the human hearing system and recreates the multitude of spatial cues that are present in a live listening environment but that are lost in recording and playback. SRS can be easily and inexpensively incorporated by OEMs into the manufacture of a wide variety of audio-related consumer products such as TVs, computers, stereo receivers, VCRs, car radios, video games and musical instruments. The technology can also be encoded onto CDs, cassettes or video tapes during the recording process and reproduced through a conventional stereo system, multimedia computer, radio or television broadcast, or the Internet.

     SRS was originally developed by Hughes Aircraft Company ("Hughes Aircraft"), which spent significant resources to develop and patent SRS and related audio technologies. Since acquiring the SRS technology from Hughes Aircraft in June 1993, the Company has improved the performance of SRS, reduced the cost for OEMs to implement the technology and introduced the technology to a variety of consumer applications. Since June 1993, the Company's licensee base has grown from two to 170 licensees as of December 31, 1997.

     The Company also develops licensing relationships with semiconductor manufacturers to incorporate SRS and certain of the Company's other technologies directly into the semiconductors which can then be purchased by the OEMs. Semiconductor manufacturer licensees of the Company include AKM Semiconductor, Chromatic Research, Crystal Semiconductor, a subsidiary of Cirrus Logic ("Crystal Semiconductor"), Fujitsu Semiconductor, LSI Logic, New Japan Radio ("NJRC"), Medianix, Mitsubishi, Motorola, Philips, S3, SGS-Thomson and Toshiba Semiconductor. Through these alliances, the Company believes that it will be able to expand its OEM licensee and revenue bases as the semiconductor manufacturers' sales forces promote the easier and more cost-effective implementation of the Company's technologies. The Company believes this will further facilitate the implementation of SRS and the Company's other technologies as standards and further establish the Company as a leader in providing technology solutions. Audio technology from the Company has been included in more than 23 million products worldwide.

     During the fiscal year ended December 31, 1997 ("Fiscal 1997"), the number of companies actually shipping products including the Company's technology increased from 39 to 55. This growth is reflected in the quarter-by-quarter increase in licensing revenue which is directly associated with the number of products shipped. See Part II, Item 6. Management's Discussion and Analysis or Plan of Operation -- Selected Quarterly Operating Results, in this Report. As of December 31, 1997, there were a total of 35 semiconductor chips containing one of the Company's technologies. Chromatic Research, Crystal Semiconductor, Intel, (motherboards only), Mitsubishi, NJRC, Seponix, S3 and SGS-Thomson all shipped semiconductors which included SRS during Fiscal 1997.

     The Company offered a portfolio of six technologies during Fiscal 1997, SRS, F(-)CUS(TM) ("FOCUS"), TRUSURROUND(TM) ("TRUSURROUND") BASER(R), ORB(R) (Optimum Reflective Baffle) ("ORB") and AVT(TM) (Acoustic Vector Technology) ("AVT"). See "Description of Business -- The Company's Technologies," herein.

     During the first quarter of the fiscal year ending December 31, 1998 ("Fiscal 1998"), the Company consummated two acquisitions that increased the Company's technology offerings and allow the Company to further expand into the Pacific Rim market. In January 1998, the Company acquired all rights to VIP(TM), Voice Intelligibility Processor ("VIP"), which is a patented voice processing technology that improves the intelligibility of the spoken voice, especially in high ambient noise environments. The VIP technology can be used in a wide range of applications to enhance speech intelligibility, including public address systems;

telecommunications products, including cellular phones and speaker phones; hearing aids; wireless products, such as mobile radios; broadcast equipment; headphones; and microphones. VIP also complements a wide variety of existing voice technologies, including noise cancellation, voice recognition and voice automation to improve the understanding of the spoken word in all languages.

     In March 1998, the Company acquired all of the outstanding capital stock of Valence Technology Inc., a privately held British Virgin Islands company with its principal business operations in Hong Kong and China ("Valence"). Valence, which conducts its business through its subsidiaries based in Hong Kong and China, is engaged in two primary areas of business. The first includes the design, manufacture and marketing of ASIC (application-specific integrated circuit) and other semiconductor products. The second area of business is the design, manufacture and marketing of consumer electronics products, including sub-components and its own Valence brand high-end product line of VCD (video compact disc) players, amplifiers and electronic games primarily for the China market. Valence operates five offices, two of which are located in Hong Kong and three of which are located in China (Chengdu, Shanghai and Shenzhen), with a total of 130 employees. Valence was a recent recipient of the prestigious Technology Achievement Award at the Hong Kong Awards for Industry. Unless otherwise specified herein, all references to the Company in this Report shall mean SRS Labs, Inc. and shall not include Valence or any of the subsidiaries of Valence.

     The Company was incorporated in the State of California on June 23, 1993 and reincorporated in the State of Delaware on June 28, 1996. The Company successfully completed its initial public offering in August 1996, raising approximately $22 million. The Company's executive offices are located at 2909 Daimler Street, Santa Ana, California 92705. Its telephone number is (714) 442-1070 and its address on the World Wide Web is http://www.srslabs.com.

INDUSTRY OVERVIEW

     Advanced audio technology is becoming increasingly significant in televisions, stereo components, multimedia computers, automobiles, video and arcade games, movie theaters, musical instruments, virtual reality entertainment centers, and the Internet. The Company believes that increasing demand for advanced audio technology is being driven by: (i) increased consumer sophistication and demand for a better listening experience; (ii) competition among OEMs who constantly seek affordable technologies that differentiate their products; and (iii) the growth of the multimedia entertainment market through the convergence of traditionally separate product markets such as televisions and personal computers. As such, the Company believes that the markets described above represent a large and expanding worldwide opportunity for its proprietary audio enhancement technologies.

     Mono and stereo have been the audio standards for the past 60 years. Mono uses a single channel of sound, while stereo uses two channels of sound, each directed to a separate speaker. Although an improvement over mono, stereo is limited in providing a realistic listening experience. In order to experience a true stereo image, the listener must be located in a specific, centrally-located listening position commonly referred to as the "sweet spot." Additionally, the stereo image is presented in front of the listener and confined to the area between the speakers. Moreover, the sound image is discretely identifiable as emanating from speaker enclosures, which is in contrast to live environments where the listener experiences an immersive 3D sound image.

     Quadraphonic and surround sound technologies were developed in attempts to overcome some of the limitations of stereo and provide more realistic listening experiences. Surround sound places speakers strategically around the room in an attempt to recreate the ambience and sense of space present in a live listening environment. Surround sound is similar to stereo in that it requires an encoding process and must be played back through a special decoder that directs sound to four, five or six speakers. Although an improvement over stereo, surround sound also has several shortcomings. While sounds can be heard from the front and rear with proper speaker placement, specific sounds can still be attributed to individual speakers rather than "immersing" the listener as in a live listening environment. In addition, surround sound requires two, three or four speakers to be added to the traditional two-speaker stereo configuration. Accordingly, implementing surround sound requires additional space for speakers and a significant upgrade from conven-tional stereo equipment. In addition, since surround sound requires special encoding, the listener's existing audio library does not fully benefit from surround sound.

     Numerous other audio technologies have been developed and introduced. Dolby(R) and DBX(R) noise reduction, which were developed to reduce the amount of background "hiss" encountered during recording and playback, have become standards. Dolby(R), ProLogic(TM), THX(R), DTS(R), SDDS(R), DolbySRD(R) and AC3(TM) (Dolby Digital) are other examples of audio technologies. Regardless of the methodology, audio enhancement technologies generally attempt to achieve the common objective of providing the listener with a more realistic listening experience.

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

     The Company licenses its technologies to OEMs in four primary markets: consumer home audio, multimedia personal computers, automobile sound systems and professional audio equipment (such as movie theaters and musical instruments). The Company believes that, as the multimedia entertainment industry expands and brings together such related technologies as home theaters, computers, stereos, DVD players, cable TV, telephone lines, cellular and satellite systems, and the Internet, the broad application of the Company's technologies allow it to be well-positioned to provide unique audio solutions to a wide variety of manufacturers and consumers.

COMPANY STRATEGY

     The Company's objective is to become a worldwide leader in developing, marketing and licensing proprietary entertainment enhancement technologies that address large and expanding markets. The Company's stated strategy is "Penetrate," "Expand" and "Provide a continuous stream of technologies." "Penetrate" means to add new customers, new chip partners, and new geographies. "Expand" means to migrate the Company's technologies into multiple product lines within each customer. "Provide a continuous stream of technologies" means to continuously increase the number of technologies available for license. Key elements of the Company's strategy include:

          Enhance Position as a Technology Innovator. The Company seeks to identify specific limitations and opportunities in the audio, multimedia, voice processing, entertainment and convergence markets and to develop or acquire proprietary technology that can be commercialized in a manner similar to SRS, and offered as a solution or innovation to new and existing OEM customers and chip partners. For example, TRUSURROUND was developed internally for the multi-channel audio market and has been successfully introduced in computers, televisions and audio receivers. FOCUS, BASER, AVT and SRS Headphone are additional new technologies that were developed in-house and are in the process of being commercialized. During the first quarter of Fiscal 1998, the Company acquired all rights to VIP, a patented voice processing technology that re-establishes the intelligibility cues for the spoken voice that become masked in the presence of conflicting and high ambient noise in the listening environment. The acquisition of VIP is strategically significant because it opens new markets for the Company such as the telecommunications, cellular telephone and hearing aid markets and provides additional technology licensing opportunities with existing customers. The internal development program and the acquisition of VIP clearly demonstrate the Company's business strategy to maintain a continuous stream of technologies to attract new licensing customers and to enhance the relationships with existing customers. The Valence acquisition also is strategically important to enhance the Company's position as a technology innovator. A large measure of the current and future success of the SRS technology is its implementation in silicon chips. While successful, the current chip strategy relies solely on chip partners to bring new chip solutions to the market. The award-winning Valence engineering team should allow the Company to create and market new chip and component designs, as well as bring new and/or more cost-effective chips to the market more expeditiously. Management believes that the improved capability and shorter time to market will increase the visibility of the Company's technologies which, in turn, will help drive demand and create additional opportunities in the market place.

          Target Global Industry Leaders and Markets. To facilitate broad and rapid adoption of its technologies, the Company targets brand name leaders in the OEM market, leading semiconductor manufacturers and emerging geographic markets. The Company has grown its OEM licensing customer base from two in June 1993 to over 170 as of December 31, 1997. OEM Licensees include Apple, Compaq, Hitachi, IBM, Kenwood, Mitsubishi, Packard Bell/NEC, Pioneer, RCA, Sharp, Sony and Toshiba. The Company also has 15 semiconductor licensees as of December 31, 1997, which include AKM Semiconductor, Chromatic Research, Crystal Semiconductor, Fujitsu Semiconductor, LSI Logic, Medianix, Mitsubishi, Motorola, Philips, SGS-Thomson and Toshiba Semiconductor. The Company has had good success licensing OEMs in the U.S., Japan and Korea where the SRS technology has become the market share leader in 3D audio. During Fiscal 1997 and the first Quarter of Fiscal 1998, the Company added dedicated marketing resources to focus on Europe and China. The Company's chip strategy, working through licensed semiconductor partners to gain new OEM customers and open new markets, has started showing significant success. The Company attributes 50 new OEM customers during the third and fourth quarters of Fiscal 1997 to the Company's chip strategy and the added support of the new dedicated marketing resources. Additionally, the Company has penetrated Europe, South America and China, all significant new geographic markets for the Company. China, India and the rest of Southeast Asia is of particular interest to the Company because approximately one half of the world's population is located in those regions. The economies in such regions are beginning to grow and consumers are beginning to spend money on products that include the Company's technologies. This highlights another strategic benefit of the Valence acquisition. Because Valence is Hong Kong-based with three existing offices in mainland China, Valence will become the cornerstone for the Company's China/ Southeast Asia strategy. As a licensing company, doing business in North America and Europe has been well established. However, the China/Southeast Asia market is not as mature and does not have a well-defined licensing business protocol; therefore, doing business there requires a different business strategy. Valence will allow the Company to do business in China and Southeast Asia with a strong understanding of "local" business customs and protocols. Management believes that Valence will significantly assist the Company in quickly and safely growing the business in this rapidly emerging new market.

          Provide Superior Licensee Support. The Company believes that consumer acceptance of SRS and the Company's other technologies is best realized by the joint efforts of the Company and its licensees. Consequently, the Company dedicates significant resources to its OEM and semiconductor licensee relationships in the areas of product development, product launch, training of licensee employees, and ongoing promotional programs designed to differentiate the licensee's products and highlight the SRS solution. The Company believes that its independent status as a licensor facilitates the acceptance of its technologies because the Company does not compete with its licensees and can encourage multiple parties within the same industry to adopt and promote its technologies. The acquisition of Valence will significantly increase the support services available from the Company to the Asian market.

          Leverage Relationships and Technologies. The Company believes that its licensing relationships and technologies provide a solid foundation from which to create new business opportunities. The Company continually works with licensees to improve the performance of SRS and expand the use of SRS and the Company's other technologies within the licensees' product lines. For example, RCA and Sony, which have historically used SRS only in their television sets, have introduced new lines of other consumer home audio products featuring SRS. Pioneer and Sony have also introduced new products incorporating TRUSURROUND. In addition, the Company has established relationships with semiconductor manufacturers to incorporate the Company's technologies into analog semiconductors and digital signal processors. The Company believes that these alliances will allow the Company to expand its licensee and revenue bases by utilizing the sales forces of the semiconductor manufacturers and by providing OEMs with an easier and more cost-effective implementation of the Company's technologies, as well as facilitating the establishment of SRS as a standard.

          Build Brand Name Awareness. The Company seeks to establish SRS and its other proprietary technologies as industry standards and significant product differentiators for its licensees, with the objective of making SRS part of the consumer buying decision. In order to accomplish this objective, the Company actively promotes the use of Company trademarks and directs licensees to prominently display the SRS logo on products, packaging and in advertising. In the cinema market, theaters utilizing SRS feature a 30-second movie trailer (similar to Dolby(R) and THX(R)) at the beginning of each show with the phrase, "SRS(-) . . . everything else is only stereo." Additionally, the Company uses advertising, public relations, direct mail, newsletters and its World Wide Web page on the Internet to build brand name awareness. With 170 licensees as of December 31, 1997 and SRS-based products now available in every major industrial country in the world, the Company believes that the SRS logos are associated with leading-edge multimedia technology, quality audio and an optimum listening experience.

THE COMPANY'S TECHNOLOGIES

     The Company's technology strategy is to provide a continuing stream of technologies to attract new licensees, enhance relationships with existing licensees and to strengthen the Company's position as a leader in audio enhancement technology. The Company's flagship technology, SRS, is a patented audio technology that creates an immersive 3D sound image from any audio source using as few as two conventional stereo speakers. SRS compensates for the difference between the way microphones record and the way that humans hear. The result is that SRS eliminates the "sweet spot," the centrally-located position required for a listener to experience the stereo effect of a typical stereo system. SRS differs from many other technologies in that it works with any existing recorded material and thus can be used with a listener's existing audio library. SRS may be implemented through discrete analog components, analog semiconductors and digital signal processors. These methodologies offer licensees significant flexibility with respect to the manner in which SRS is implemented.

     The Company has developed complementary technologies called FOCUS, TRUSURROUND and BASER for which patents are pending. FOCUS repositions sound and creates a proper stereo image in environments where speaker location is not optimal. Thus, the listener will experience a true stereo image as if the speakers were properly placed in front of the listener, even if the speakers are on the floor, behind furniture or facing each other. FOCUS is particularly well suited for use in automobiles where front speakers are located more often in the doors or under the dashboard. FOCUS is licensed together with SRS. TRUSURROUND was designed to enhance multi-channel audio systems such as Dolby Digital AC3, the new standard for DVD. TRUSURROUND renders six channels of audio through two speakers plus a subwoofer, without any loss of audio material, providing the listener with a listening experience very similar to a full six-speaker system. TRUSURROUND has been implemented in chips from Zoran, Chromatic, AKM, NJRC and Toshiba. Other chip companies are in the process of completing their designs.

     BASER has been developed to provide a "second generation" bass enhancement. BASER can be implemented to provide sub-woofer bass response when no sub-woofer is present, or can be utilized in conjunction with a sub-woofer to provide enhanced bass response. VIP restores voice intelligibility cues that become masked in the presence of conflicting and high ambient noise in the listening environment. Paging systems, cellular telephones and hearing aids are three common products that could benefit from VIP which improves the ability to hear and understand electronically transmitted spoken voice in noisy environments.

     The Company also has commercialized speaker technologies. One such technology, ORB, provides a unique approach to the physical design of speakers by incorporating a baffle that creates a 180 degree dispersion of sound. Another speaker technology, AVT, projects the listening material so that the human ear can more easily identify the direction of ambient sounds.

     The Company's flagship technology, SRS, is the subject of numerous license agreements and continues to be actively marketed by the Company. The TRUSURROUND, FOCUS and ORB technologies also have been licensed by the Company and continue to be actively marketed by the Company. The BASER, VIP and AVT technologies have not yet been licensed but are actively being marketed by the Company. Licensing royalties and technology transfer fees associated with SRS, TRUSURROUND, FOCUS and ORB have accounted for virtually all of the Company's revenues through December 31, 1997.

MARKETS AND OEM PRODUCTS

     The Company licenses its patented technologies in four worldwide target markets: consumer home audio, computer multimedia, car audio and professional sound. Consumer purchases of new products in these markets represent multi-billion dollar annual spending. There is also a large installed base of non-SRS audio products and SRS can be used to upgrade most of these existing audio products through the use of stand-alone SRS processor units manufactured by several OEMs.

  Consumer Home Audio

     The Company believes that the consumer home audio market currently represents the largest potential market for licensing its technologies. Audio enhancement technology is becoming increasingly significant in televisions, stereo components, home theater and other home entertainment products. The markets for these consumer electronics products are highly competitive and OEMs are constantly seeking new technologies to differentiate their products.

     Television sets were the first products to incorporate SRS. Since television speakers are typically small and relatively close together, it is especially difficult to reproduce a true-to-life sound image. Anam, Hitachi, LG Electronics, Pioneer, RCA, Samsung, Sharp and Sony feature SRS, and, in some cases, TRUSURROUND, in their premium and core lines of television sets.

     Other consumer home audio products such as stereo receivers and tuners, powered speakers, compact disc players, VCRs, VCDs, DVDs, laser disc players, mini component systems, boom boxes, camcorders and TV cable set top units can all be enhanced through the use of SRS or TRUSURROUND. Hyundai, Kenwood, LG Electronics, RCA, Sanyo, Samsung, Sharp and Sony all market consumer home audio products featuring SRS or TRUSURROUND.

     One of the Company's key strategies is to expand the use of SRS into the various product lines of each OEM. Based on RCA's success with SRS in televisions, RCA has introduced the RCA High Performance Audio line of home stereo products featuring SRS. Hyundai, Kenwood, Pioneer, Samsung, Sharp, Sony and other OEMs have also introduced SRS into multiple product lines.

     A number of semiconductor manufacturers have licensed SRS for implementation into semiconductors designed for consumer home audio products. AKM, Mitsubishi, NJRC, Seponix, SGS-Thompson and Toshiba are currently shipping semiconductors for use in consumer home audio products.

  Computer Multimedia

     Consumers are increasingly purchasing multimedia personal computers incorporating a CD-ROM drive and speakers and typically supporting higher resolution graphics and sound and, in certain cases, additional capabilities such as digital video and data and/or voice communications. The demand for these capabilities has been driven by the proliferation of multimedia-based entertainment and education applications and video games, as well as the widespread use of the Internet. The personal computer and peripherals market is characterized by intense competition and short product lifecycles. As a result, the Company believes PC and peripheral OEMs are more likely to quickly implement new technologies such as SRS. Packard Bell, a leader in the consumer PC market, established a strategic relationship with the Company in January 1995, whereby Packard Bell licensed SRS for inclusion in all of its personal computers. Each one of the top ten U.S. computer manufacturers ships at least one computer product with either SRS or TRUSURROUND. In addition, non-U.S. companies like Aztech, Daewoo, Nakamichi, Olivetti, Samsung, Sony and Trigem also ship SRS-enhanced computer products.

     The new generation of multimedia systems are focused on higher quality audio. A number of semiconductor manufacturers have licensed SRS and/or TRUSURROUND for implementation into semiconductors designed for computer multimedia products. Crystal Semiconductor, NJRC, Chromatic Research, Seponix and S3 are currently shipping such semiconductors.

  Car Audio

     The Company believes the unique listening environment inherent in cars represents a significant market for SRS, FOCUS and BASER. The compartment of the automobile creates distinct audio challenges that are significantly different from more traditional listening environments. The location of front speakers in doors as opposed to the dashboard in front of the driver, the construction of the automobile and the non-optimal listener positions make it difficult to provide quality audio in an automobile. Many auto manufacturers are featuring improved sound systems as a differentiator and marketing advantage. The use of SRS, FOCUS and BASER inexpensively addresses these difficult challenges in the automobile environment. In January 1997, the Company formally introduced FOCUS at the Winter Consumer Electronics Show.

  Professional Sound

     The Company defines the professional sound market as including cinemas, musical instruments, professional recording equipment and karaoke systems. The Company believes that implementation of SRS into movie theaters is an inexpensive alternative to or enhancement of current audio technologies for the cinema such as DolbySRD(R), DTS(R) and SDDS(R), and provides an important avenue to increase consumer awareness of SRS. Over 1,500 theaters worldwide have implemented SRS 3D Cinema Sound(TM). The Company does not anticipate that the professional sound market will be a significant source of revenues in the foreseeable future, but it believes it is an important avenue to increase consumer awareness of the Company's technologies.

LICENSEE PROGRAM

     As a technology development and licensing company, in Fiscal 1997, the Company's primary focus was to create economic and inventive ways for licensees to implement the Company's technologies. The Company has two general types of licensees: OEM licensees that build SRS and the Company's other technologies into consumer products; and semiconductor licensees that build SRS and the Company's other technologies into semiconductors for use by the OEM licensees. The number of the Company's licensees has grown from two in June 1993 to 170 licensees as of December 31, 1997, and SRS has been implemented into an estimated twenty-three million products in numerous product lines. In Fiscal 1998, the Company will continue as a technology development and licensing company while at the same time developing Valence's business of designing, manufacturing and marketing semiconductors and consumer electronic products.

OEM LICENSEES

     The following table identifies many of the Company's OEM licensees and the market or markets in which such licensees are participating or are planning to participate, as of December 31, 1997:

                                 OEM LICENSEES

                              COMPUTER MULTIMEDIA

Acer Peripherals Ltd.                         Lian Sheng Electron Technology Co.
Advanced Digital Systems                      Liu Fang Digital System Co. Ltd.
Alpha Systems Labs                            Mediatrix Peripherals Inc.
Atlantis Computers, Inc. ("NuReality")        Megaworld
Apple Computer, Inc.                          MICS Computers, Inc.
ATP Corporation                               Midiland
Aura Systems, Inc.                            Nakamichi Corporation
Aztech Systems Ltd.                           Ning Bo Moifang Electric Co.
Boca Research, Inc.                           NMB Technologies
Chareon Somboon                               Packard Bell/NEC
Chicony Corporation                           Palnet Company Ltd.
Core Dynamics, Inc.                           Peony Electronic Products
Daewoo Telecom Ltd.                           Pioneer Electronic Corporation
Detector Co., Ltd.                            Reveal Computer Products, Inc.
Diamond Multimedia Systems, Inc.              Samsung Electronics Co., Ltd.
Diotech SMT Products                          SC & T2 International, Inc.
Dual Technology Corporation                   Seohan Electronics, Inc.
En K Telecom Co., Ltd.                        Shanling Electronics Co., Ltd.
Ever Prosperity                               Sharp Electronics, Inc.
Formosa Industrial Computing, Inc.            Sony Corporation
Golden Reagent Investment Ltd.                Sugiyama Electronics
Goldtron Multimedia Limited                   TeleVideo Systems, Inc.
Green-Tech Corporation, Ltd.                  Toshiba Corporation
GVC Corporation                               Trigem
Intel Corporation                             Umax Computer Corporation
Kenwood Corporation                           Yuan Zhi Electronical
KDS Co., Ltd.                                 Zhong Shan Subor
Leadtek Research, Inc.

CONSUMER HOME AUDIO                           CAR AUDIO
Anam Electronics Co., Ltd.                    Hatai Electronics Co.
Brother                                       Hyundai Electronics Industries Co., Ltd.
Daewoo Telecom Ltd.                           Kenwood Corporation
Digital Video Systems                         Nakamichi Corporation
Dooin Electronics                             Pioneer Electronic Corporation
Family TSI Company                            Roadmaster U.S.A.
Foshan Ruixing Sahdow (Ruixing Video)
Fujian Start Corp.                            PROFESSIONAL SOUND
Guang Dong Idall Electrical Appliance Co.,    ASSA
Ltd.                                          Elf Systems Co., Ltd.
Hatai Electronics Co.                         Kawai Musical Instruments Mfg. Co., Ltd.
Hitachi Ltd.                                  Peavy Electronics
Hyundai Electronics Industries Co., Ltd.      Smart Devices, Inc.
Jazz Hipster                                  St. Louis Music
Kenwood Corporation                           Star Entertainment Co., Ltd.
King Top                                      Young Chang America, Inc. ("Kurzweil")
LG Electronics, Inc.
Nakamichi Corporation
Nanjing Panda Electronics, Ltd.
NuReality
Pioneer Electronic Corporation
Samsung Electronics Co., Ltd.
Sharp Electronics Corporation
Shenzen
Shen Zhen Solive
Sony Corporation
Sun Young Electronics, Inc.
Tai Kwang Industrial Co., Ltd.
Thomson Consumer Electronics S.A. ("RCA")
Thomson Consumer Electronics, Inc. ("RCA")

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

     The Company has experienced significant concentration and fluctuations in the use of the Company's technologies by certain licensees. For the year ended December 31, 1995 ("Fiscal 1995"), RCA and Reveal Computer accounted for 38% and 24%, respectively, of the Company's license revenues. For the year ended December 31, 1996 ("Fiscal 1996"), Packard Bell and NEC accounted for 28% and 10%, respectively, of the Company's license revenues. In June 1997, Packard Bell and NEC merged to form Packard Bell/NEC. For Fiscal 1997, Packard Bell/NEC and Crystal Semiconductor accounted for 25% and 14%, respectively, of the Company's license revenues.

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

     The acquisition of Valence by the Company is anticipated to positively effect the relationships with semiconductor manufacturers. Valence's chip design capabilities will help shorten time to market for new chips and, when necessary, Valence can produce a chip which can be used to "seed" a market, thereby reducing potential risk for semiconductor partners.

     The following table identifies the semiconductor manufacturers who have entered into licensing agreements with the Company as of December 31, 1997:

                            SEMICONDUCTOR LICENSEES

    AKM Semiconductor                         New Japan Radio Co., Ltd.
    Chromatic Research, Inc.                  Nippon Precision Circuits Inc./Seiko Group ("Seiko")
    Crystal Semiconductor                     Philips Semiconductors
    Fujitsu Semiconductor Corporation         S3 Inc.
    Industrial Technology Research Institute  Seponix Corporation
    LSI Logic Corp.                           Toshiba Semiconductor Corporation
    Medianix Semiconductor, Inc.              SGS-Thomson Microelectronics
    Mitsubishi Electric Corporation           Valence Technology Inc.
    Motorola Incorporated                     Yamaha Corporation

     The Company has primarily followed the Dolby licensing model, whereby licensees are free to choose a semiconductor solution from a number of choices and, regardless of the semiconductor choice, the licensee pays a royalty directly to the Company. In certain markets such as the computer multimedia market, the Company has implemented a different model whereby the royalty is "bundled" into the cost of the semiconductor. This provides the OEM with an easier business decision and simplifies the process for the semiconductor manufacturer. In this model, the royalty is collected directly from the semiconductor company after the chip has been sold to the OEM. This "bundled" licensing model will also be used in geographic markets, like China, where intellectual property and royalties are not well established in business practice.

     The Company believes that the business relationships based on SRS, as well as those based on technologies such as FOCUS, TRUSURROUND, BASER and VIP, will increase the Company's channels of distribution by leveraging the sales forces of the semiconductor manufacturers. These relationships also will provide OEMs with an easier and more cost-effective implementation of the Company's technologies. The Company believes it will develop additional revenue streams from new technologies implemented and marketed through licensed semiconductor manufacturers.

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

     The Company's corporate communications program includes press releases, monthly technical updates, quarterly newsletters and sales informational mailings. The Company also produces and distributes audio CD/CD ROMs that demonstrate SRS and TRUSURROUND and provides technical assistance and general consumer-related information on the World Wide Web. The Company conducts tours and presentations for the press and other media outlets to promote the Company's technologies and licensee products.

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

RESEARCH AND DEVELOPMENT

     The Company has spent approximately 15.8%, 15.8% and 11.2% of total operating expenses on research and development in Fiscal 1995, 1996 and 1997, respectively. The Company's research and development efforts have been primarily targeted at developing new technologies, improving the performance of its existing technologies and reducing the cost for OEMs to implement its technologies. Research and development efforts are also focused on responding to licensees' requirements with respect to implementing the Company's technologies, expanding applications for the Company's technologies in the Company's four target markets and exploring implementation of the Company's technologies in new markets. The acquisition of Valence is anticipated to expand the resources available to develop new and enhanced technologies and improve implementations of the Company's existing technologies.

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

MARKETING AND ADVERTISING

     In addition to its licensee support programs, the Company markets its business on a worldwide basis. As part of the Company's global strategy, its sales and marketing efforts are organized into new business development and licensee relationship management functions. The Company develops new business opportunities through a combination of its dedicated sales force, independent sales agents and semiconductor licensees which identify potential licensees and pursue interactive product development with these licensees. An integral part of the Company's sales and marketing worldwide is conducted by its independent sales agents. The Company actively promotes the use of Company trademarks, and directs licensees to prominently display the SRS logo on products, packaging and in advertising. In the cinema market, theaters utilizing SRS feature a 30-second movie trailer (similar to Dolby(R) and THX(R)) at the beginning of each show with the phrase, "SRS(-) . . . everything else is only stereo." Additionally, the Company uses public relations, direct mail, newsletters and its World Wide Web page on the Internet to build brand name awareness.

COMPETITION

     The Company participates in geographic markets and product market segments which are very competitive. As the Company has realized success and gained a position of market share leader in 3D audio, numerous competitive technologies and competitors have emerged. Competition tends to be product market segment specific, and management is not aware of any company that offers a full complement of technologies that compete with the total offerings of the Company. In the general field of 3D audio enhancement for multiple markets, Qsound Labs and Spatializer continue to be the most visible competitors. In the computer multimedia market, Harmon International offers a competitive technology to the Company's TRUSURROUND technology and Aureal offers technologies that compete with SRS and TRUSURROUND. Wave, an Israeli company, offers technology that competes with BASER, and Virtual Listening Systems offers technology that potentially competes with SRS Headphone. The Company is not aware of any direct competitors for VIP. The Company's technologies may, in the future, compete with audio technologies developed by other companies, some of whom may be current customers of the Company.

     With respect to Valence, there are numerous semiconductor companies which tend to dominate the global markets such as Intel, Texas Instruments, National Semiconductor and Motorola. Many of these companies are chip partners with the Company. Within every major market there is a need and a place for local, niche participants, such as Valence, that do not compete directly with the industry giants. In Valence's home markets, sensitivity to local business practices and ongoing flexibility are as important as global size and reputation. Often, it is firms like Valence that fulfill specific needs in a market and create new markets for the larger global leaders to enter as these markets begin to mature.

     Certain of these companies that compete with the Company and Valence have, or may have, substantially greater resources than the Company to devote to further technologies and new product developments. The Company believes that it will compete based primarily on the quality and performance of its proprietary technologies, brand name awareness, the ease and cost of implementing its technologies, the ability to meet

OEMs' needs to differentiate their products, and the strength of its licensee relationships. There can be no assurance that based on these factors the Company will continue to be competitive with existing or future products or technologies of its competitors.

INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY INFORMATION

     The Company operates in an industry where innovation, investment in new ideas and protection of its resulting intellectual property rights are important for success. The Company relies on a variety of intellectual property protections for its products and services, including patent, copyright, trademark and trade secret laws, and contractual obligations, and pursues a policy of vigorously enforcing such rights. There can be no assurance, however, that the Company's intellectual property rights will be adequate to ensure the Company's competitive position, or that competitors will not be able to produce a non-infringing competitive product or service. There can be no assurance that third parties will not assert infringement claims against the Company, or, that if required to obtain any third-party licenses as a result of an infringement dispute, the Company will be able to obtain such licenses. The Company believes that its patents and trademarks are important to its business.

     SRS is the subject of five U.S. patents containing a combined total of 275 claims. The expiration dates for these U.S. patents are May 31, 2005, June 20, 2006, September 12, 2006, October 5, 2010 and August 26, 2014, respectively. In addition, the Company has 55 issued foreign patents relating to SRS and over 40 additional foreign patents pending. The expiration dates for these foreign patents vary depending on the particular patent and the particular country, but in most cases the duration of such foreign patents will extend into the year 2006.

     The Company also owns three U.S. patents for speaker technology and one for VIP. Foreign patents are both issued and pending in countries worldwide for the Company's speaker technologies and the VIP technology. The expiration dates for these U.S. patents are April 4, 2006, June 6, 2006, January 10, 2010 and October 17, 2012, respectively. The expiration dates for these foreign patents varies depending on the particular patent and the particular country, but, in most cases, the duration of such foreign patents will extend into the year 2006. The Company has multiple new audio technology patents pending in the U.S. and worldwide for improvements to SRS and its FOCUS and TRUSURROUND technologies.

     The Company also is the owner of the federally registered trademarks SRS(R), the SRS logo "(-)(R)", Sound Retrieval System(R), ORB(R), BASER(R) and "everything else is only stereo(R)." Trademark applications have been filed for F(-)CUS(TM), TRUSURROUND(TM), VIP(TM) AVT(TM), Dr. 3D(TM), 3D STEREO(TM), 3D STEREO II(TM), 3D CINEMA SOUND(TM), MEGA WIDE(TM), MEGA SPACE(TM) and ORS(TM). The initial duration of the Company's registered trademarks ranges from August 23, 1998 to September 23, 2001. The duration of these trademarks can be maintained indefinitely provided proper maintenance fees are paid and the trademarks are continually used or licensed by the Company. The Company currently intends to maintain all of these trademarks.

EMPLOYEES

     The Company employed 16 full-time individuals and one part-time individual as of December 31, 1997. None of the Company's employees are covered by a collective bargaining agreement or is presently represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's corporate headquarters are located in Santa Ana, California, in a 23,400 square foot facility consisting of office and warehouse space. The Company leases the facility from Daimler Commerce Partners, L.P. (the "Partnership"), an affiliated partnership. The general partner of the Partnership is Conifer Investments, Inc. ("Conifer"). The sole shareholders of Conifer are Thomas C.K. Yuen and Misako Yuen, as co-trustees of the Thomas Yuen Family Trust (the "Trust"), and the executive officers of Conifer include Mr. and Mrs. Yuen. Mr. and Mrs. Yuen, as co-trustees of the Trust, also beneficially own a significant amount of the Company's outstanding shares of common stock. Mr. Yuen is the Chairman of the Board and Chief Executive Officer of the Company.

     The original lease with the Partnership, pursuant to which the Company leased 11,700 square feet of space, commenced on June 1, 1994, and expired on May 31, 1997. Upon the expiration of the original lease, the Company entered into a new lease agreement with the Partnership to lease 23,400 square feet of space at the same facility. The lease term commenced on June 1, 1997 and will expire on May 31, 2000. At the time of expiration, the Company will have an option to renew the lease for two additional years commencing on June 1, 2000 and terminating on May 31, 2002. Rent for the year beginning June 1, 1997 was $.59 per square foot per month plus common area expenses, real property taxes, utilities, insurance premiums and maintenance. Pursuant to the leases with the Partnership, the Company paid the Partnership rent of $63,180 during Fiscal 1995, $63,430 during Fiscal 1996 and $129,369 during Fiscal 1997.

     The Company, through Valence and its subsidiaries, leases several offices and warehouses in Hong Kong and China. Valence's principal operations are conducted at two leased facilities located in Hong Kong. The principal executive offices of Valence are located in Kowloon Tong, Hong Kong, in a 3,037 square foot office facility under a lease that expires in August 1998. Valence's other principal office is located in Kwun Tong, Kowloon, Hong Kong, in a 7,453 square foot office facility under a lease that expires in December 2000.

     The Company believes that the current facilities of the Company and its subsidiaries will be adequate to meet the Company's needs for the foreseeable future. Should the Company need further additional space, management believes that the Company will be able to secure additional space at reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

     As of March 26, 1998, neither the Company nor any of its subsidiaries was a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The common stock of the Company, par value $.001 per share (the "Common Stock"), trades on the Nasdaq Stock Market as a National Market System Security under the symbol SRSL. There was no active trading market for the Common Stock prior to August 8, 1996, the effective date of the Company's initial public offering.

     The table below reflects the high and low sales prices of the Common Stock, as reported by The Nasdaq Stock Market, Inc., from August 8, 1996 through the end of Fiscal 1997.

                                                              HIGH      LOW
                                                              ----      ---
FISCAL 1996
  Third Quarter (beginning August 8, 1996)..................  $15 5/8   $8
  Fourth Quarter............................................   16        8 5/8

FISCAL 1997
  First Quarter.............................................   11 1/8    7 1/4
  Second Quarter............................................   11 7/8    9 1/8
  Third Quarter.............................................   10 3/4    4 5/8
  Fourth Quarter............................................    8 5/8    5

HOLDERS

     At March 26, 1998, there were 393 stockholders of record and an estimated 2,300 beneficial holders.

DIVIDEND POLICY

     The Company has never paid cash dividends on the Common Stock. The Company currently intends to retain its available funds from earnings for future growth and, therefore, does not anticipate paying any dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

     During Fiscal 1997, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

     During the first quarter of Fiscal 1998, the Company acquired certain assets, including the VIP technology, of R.G.A. & Associates, Ltd., d/b/a ToteVision and VIP Labs ("R.G.A."), pursuant to an Asset Purchase Agreement dated January 28, 1998 (the "VIP Acquisition"). The approximate aggregate purchase price of such assets was $1,000,000. In connection with the VIP Acquisition, on January 28, 1998, the Company (i) issued to R.G.A. 25,000 shares of Common Stock, (ii) granted to R.G.A. a four-year warrant (the "VIP Warrant"), whereby R.G.A., or its registered assigns, may purchase up to 100,000 shares of Common Stock for $9.467 per share (subject to adjustment) and (iii) paid R.G.A. $500,000 in cash. In addition, the Company agreed to pay to R.G.A. for four years' royalties based upon certain percentages from 10% to 15% of licensing royalties generated from use of the VIP patents. Subsequent to the closing of the VIP Acquisition and pursuant to the terms of the VIP Warrant, on February 20, 1998, R.G.A. nominated three persons who performed services for R.G.A. in connection with the VIP Acquisition to receive a portion of the VIP Warrant. On February 27, 1998, such three persons acknowledged receipt of warrants dated February 26, 1998 to purchase 2,500, 2,500 and 1,000 shares of Common Stock, respectively, with R.G.A. acknowledging on February 27, 1998 receipt of the balance of the VIP Warrant dated February 26, 1998 (i.e., to purchase 94,000 shares of Common Stock).

     In addition, during the first quarter of Fiscal 1998, the Company acquired all of the outstanding stock of Valence in two separate, but related, transactions with Valence's five shareholders (the "Valence Acquisition"), pursuant to two Stock Purchase Agreements dated as of February 24, 1998. Pursuant to one of the Stock Purchase Agreements, the Company acquired 45% of the outstanding shares of capital stock of Valence from four British Virgin Islands corporations, in each case, the sole shareholder of which was a key employee of Valence or one of Valence's subsidiaries (the "Management Shareholders"). The aggregate purchase price paid by the Company to the Management Shareholders was $13,500,000, payable $1,394,222 in cash and $12,105,778 in shares of Common Stock valued at $7.2032 per share, or 1,680,611 shares, pursuant to a formula set forth in the Stock Purchase Agreement. Such shares of Common Stock were issued to three of the four Management Shareholders. Pursuant to the second Stock Purchase Agreement, the Company acquired 55% of the outstanding shares of capital stock of Valence from the remaining shareholder of Valence for $6,000,000 in cash.

     In connection with the Valence Acquisition, three of the four Management Shareholders (the same three that acquired the shares of Common Stock, referenced above) and their respective sole shareholders entered into noncompetition agreements with the Company. In consideration for these agreements and for a nominal cash payment equal to the par value of the shares, the Company issued an aggregate of an additional 125,000 shares of Common Stock to such Management Shareholders.

     The above-referenced securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Securities Act on the basis that they were issued under circumstances not involving a public offering.

USE OF PROCEEDS

     The effective date of the Company's initial public offering of its Common Stock was August 8, 1996 (SEC Registration No. 333-4974-LA). During Fiscal 1997, the Company did not utilize (except with respect to temporary investment) any of its net offering proceeds from such public offering. During the first quarter of Fiscal 1998, the Company utilized $7,894,222 of the $22,052,955 net offering proceeds as follows:

                                       DIRECT OR INDIRECT PAYMENTS TO
                                        DIRECTORS, OFFICERS, GENERAL
                                      PARTNERS OF THE ISSUER OR THEIR
                                     ASSOCIATES; TO PERSONS OWNING TEN
                                      PERCENT OF MORE OF ANY CLASS OF
                                      EQUITY SECURITIES OF THE ISSUER;     DIRECT OR INDIRECT
                                      AND TO AFFILIATES OF THE ISSUER      PAYMENTS TO OTHERS
                                     ----------------------------------   --------------------
Construction of plant, building and
  facilities.......................                  --                                 --
Purchase and installation of
  machinery and equipment..........                  --                                 --
Purchase of real estate............                  --                                 --
Acquisition of other
  business(es).....................                  --                      $   7,894,222(1)
Repayment of indebtedness..........                  --                                 --
Working capital....................                  --                                 --
Temporary investment (cash and
  municipal bonds).................                  --                      $  14,158,733(2)

---------------
(1) In connection with the VIP Transaction, the Company utilized $500,000 of the proceeds as part of the consideration to purchase the VIP technology. In connection with the Valence Transaction, the Company utilized an aggregate of $7,394,222 of the net proceeds, $1,394,222 in partial payment for 45% of the outstanding shares of Valence common stock held by four of the five shareholders of Valence, and $6,000,000 in payment for 55% of the outstanding shares of Valence common stock held by the remaining shareholder of Valence.

(2) The remaining funds are temporarily invested in cash and municipal bonds pending application.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following table sets forth selected financial data of the Company from its inception (June 23, 1993) through December 31, 1993, and for the fiscal years ended December 31, 1994, 1995, 1996, and 1997, which has been derived from the Company's audited financial statements. The following information should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Report.

                                                 JUNE 23, 1993
                                              (DATE OF INCEPTION)       FISCAL YEAR ENDED DECEMBER 31,
                                                TO DECEMBER 31,      ------------------------------------
                                                     1993             1994      1995      1996     1997
                                             ---------------------   -------   -------   ------   -------
                                             (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)
Revenues:
  Royalty revenues.........................         $  125           $   547   $   823   $4,620   $ 8,671
  Other revenues...........................            228               440        21      772     1,410
                                                    ------           -------   -------   ------   -------
          Total revenues...................            353               987       844    5,392    10,081
Cost of sales..............................            227               678        15       95       210
                                                    ------           -------   -------   ------   -------
  Gross margin.............................            126               309       829    5,297     9,871
Operating costs and expenses
  Sales and marketing......................            149               674       937    1,163     2,112
  Research and development.................              6               340       384      522       596
  General and administrative...............            132             1,079     1,107    1,616     2,615
                                                    ------           -------   -------   ------   -------
          Total operating expenses.........            287             2,093     2,428    3,301     5,323
                                                    ------           -------   -------   ------   -------
Income (loss) from operations..............           (161)           (1,784)   (1,599)   1,996     4,548
  Interest income (expense), net...........            (71)              (92)      (41)     366     1,088
                                                    ------           -------   -------   ------   -------
Income (loss) from operations before
  provision for income taxes...............           (232)           (1,876)   (1,640)   2,362     5,636
Provision for income taxes.................              1                 1         1      501     1,863
                                                    ------           -------   -------   ------   -------
Net income (loss)..........................           (233)           (1,877)   (1,641)   1,861     3,773
                                                    ======           =======   =======   ======   =======
  Net income (loss) per share of common
     stock:
          Basic............................         $(0.08)          $ (0.38)  $ (0.28)  $ 0.24   $  0.39
                                                    ======           =======   =======   ======   =======
          Diluted..........................         $   --           $    --   $    --   $ 0.21   $  0.35
                                                    ======           =======   =======   ======   =======
Weighted average number of shares used in
  the calculation of net income per common
  share:
          Basic............................          2,554             4,942     5,928    7,625     9,556
                                                    ======           =======   =======   ======   =======
          Diluted..........................             --                --        --    8,686    10,852
                                                    ======           =======   =======   ======   =======
Balance Sheet Data:
     Working Capital.......................             10              (645)      431    3,375     9,075
     Total Assets..........................          1,533               927     1,698   26,674    31,542
     Long-term obligations, net of current
       portion.............................            861               340       211       69        --
     Stockholders' Equity (deficit)........           (100)             (227)      888   25,151    29,420
Selected Operating Data:
  Total licensees..........................              2                19        43       82       170

OVERVIEW

     The Company develops, markets and licenses proprietary audio technologies for use in four worldwide markets: consumer home audio, computer multimedia, car audio and professional sound. The Company licenses its flagship technology, SRS, to leading OEMs and semiconductor manufacturers.

     On March 2, 1998, the Company acquired all of the outstanding capital stock of Valence. Valence, which conducts its business through its subsidiaries based in Hong Kong and China, is engaged in two primary areas of business, namely, the design, manufacture and marketing of ASIC (application-specific integrated circuit) products and consumer electronic products. The aggregate purchase price of $19,500,000 consisted of approximately $7,400,000 in cash and approximately $12,100,000 in shares of Common Stock. The acquisition will be accounted for as a purchase. The acquisition, which for accounting purposes had an effective date of February 1, 1998, will have a material impact on the Company's financial statements as of and for the three months ended March 31, 1998 and for reporting periods thereafter. Additionally, because of the impact that the acquisition will have on the Company's future financial statements, those future financial statements may not be directly comparable to the Company's historical financial statements.

     This Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the Company's Financial Statements and Notes thereto included in Part II, Item 7 of this Report.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenues

     Total revenue in Fiscal 1997 was $10,081,283 compared to $5,392,280 in Fiscal 1996, an increase of 87.0%. This increase resulted primarily from increased shipments of products incorporating SRS on which royalties are paid by licensees. Of the $10,081,283 in revenues in Fiscal 1997, $1,410,000 related to one-time license fees and $8,671,283 related to on-going royalties, as compared to $5,392,280 in revenues in Fiscal 1996, which included $772,180 in one-time license fees and $4,620,100 related to on-going royalties. The number of licensees as of December 31, 1997 was 170, compared to 82 as of December 31, 1996.

  Cost of Sales

     Cost of sales consists primarily of fees paid to third-party representatives for sales administration and support. Cost of sales in Fiscal 1997 was $210,348 compared to $95,378 in Fiscal 1996, an increase of 120.5%. As a percentage of total revenues, cost of sales increased to 2.1% in Fiscal 1997 from 1.8% in Fiscal 1996. This increase resulted from the increase in license revenue on which the Company pays fees to third-party representatives.

  Sales and Marketing

     Sales and marketing expenses were $2,111,839 in Fiscal 1997 compared to $1,163,409 in Fiscal 1996, an increase of 81.5%. This increase was primarily attributable to increased staffing to promote new technologies, increased travel costs to support the Company's global presence and an increase in marketing and promotional activities aimed at establishing SRS as an international standard. As a percentage of total revenues, sales and marketing expenses decreased to 20.9% in Fiscal 1997 from 21.6% in Fiscal 1996 as the Company leveraged its expenses on higher sales volumes.

  Research and Development

     Research and development expenses were $595,689 in Fiscal 1997 compared to $521,482 in Fiscal 1996, an increase of 14.2%. This increase was primarily attributable to an increase in expenses associated with the internal development of new and existing technologies. As a percentage of total revenues, research and development expenses decreased to 5.9% in Fiscal 1997 from 9.7% in Fiscal 1996 as the Company leveraged its expenses on higher sales volumes.

  General and Administrative

     General and administrative expenses were $2,615,706 in Fiscal 1997 compared to $1,615,648 in Fiscal 1996, an increase of 61.9%. This increase was primarily attributable to increased staffing, increased professional fees associated with maintaining patent and trademark rights in the U.S. and foreign countries, costs associated with being a public company and general management expenses for the support of licensing activities and new business development. As a percentage of total revenues, general and administrative expenses decreased to 25.9% in Fiscal 1997 from 30.0% in Fiscal 1996 as the Company leveraged its expenses on higher sales volumes.

  Interest Income, net

     Interest income was $1,088,718 in Fiscal 1997 compared to $365,583 in Fiscal 1996, an increase of 197.8%. The increase represents the difference in earned interest for a full year in Fiscal 1997, as opposed to a partial year's worth of earnings in Fiscal 1996. The interest is earned on investment of the proceeds from the Company's initial public offering which took place on August 8, 1996.

  Provision for Income Taxes

     The effective tax rate for Fiscal 1997 was 33.1% compared to 21.2% for Fiscal 1996. Higher pre-tax earnings for Fiscal 1997 and the full utilization of the net operating loss carryforwards in Fiscal 1996 were responsible for the increase in the effective rate.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenues

     Total revenue in Fiscal 1996 was $5,392,280 compared to $843,789 in the fiscal year ended December 31, 1995 (" Fiscal 1995"), an increase of 539.1%. This increase resulted primarily from growth of the licensee base from 43 licensees at the end of 1995 to 82 licensees at December 31, 1996, and increased shipments of products incorporating SRS on which royalties are paid by licensees. Of the $5,392,280 in revenues in Fiscal 1996, $772,180 related to one-time license fees and $4,620,100 related to on-going royalties.

  Cost of Sales

     Cost of sales consists primarily of fees paid to third-party representatives for sales administration and support. Cost of sales in Fiscal 1996 was $95,378 compared to $14,957 in Fiscal 1995, an increase of 537.7%. Cost of sales was 1.8% of total revenues in both Fiscal 1996 and 1995.

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

  Research and Development

     Research and development expenses were $521,482 in Fiscal 1996 compared to $383,948 in Fiscal 1995, an increase of 35.8%. This increase was primarily attributable to increased staffing and an increase in expenses associated with the internal development of new and existing technologies. As a percentage of total revenues, research and development expenses decreased to 9.7% in Fiscal 1996 from 45.5% in Fiscal 1995, as the Company leveraged its expenses on higher sales volumes.

  General and Administrative

     General and administrative expenses were $1,615,648 in Fiscal 1996 compared to $1,106,519 in Fiscal 1995, an increase of 46.0%. This increase was primarily attributable to increased staffing and general management expenses for support of the licensing activities and new business development. As a percentage of total revenues, general and administrative expenses decreased to 30.0% in Fiscal 1996 from 131.1% in Fiscal 1995 as the Company leveraged its expenses on higher sales volumes.

  Interest Income (expense), net

     Interest income was $365,583 in Fiscal 1996 compared to interest expense of $41,035 in Fiscal 1995. The increase is due to interest earned on investing the proceeds from the Company's initial public offering.

  Provision for Income Taxes

     Income tax expense in Fiscal 1996 was $500,937 compared to $800 in Fiscal 1995, which represented minimum state income taxes as the Company had a net loss during that period. Income tax expenses in Fiscal 1996 are partially offset by the use of federal and state tax loss carryforwards.

SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following table sets forth certain quarterly financial data for the eight quarters in the period ended December 31, 1997. The quarterly information is based upon unaudited financial statements prepared by the Company on a basis consistent with the Company's audited financial statements and, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with the Company's audited Financial Statements and Notes thereto appearing elsewhere in this Report. The operating results for any quarter are not necessarily indicative of results for any future period. The Company's quarterly operating results have varied significantly in the past and are expected to vary significantly in the future.

                                                                    THREE MONTHS ENDED
                                 -----------------------------------------------------------------------------------------
                                 MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                   1996        1996       1996        1996       1997        1997       1997        1997
                                 ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Royalty Revenues.............   $  985      $  890     $1,151      $1,594     $1,802      $2,016     $1,930      $2,923
  Other Revenues...............       50         174        300         248        410         100        575         325
                                  ------      ------     ------      ------     ------      ------     ------      ------
         Total Revenues........    1,035       1,064      1,451       1,842      2,212       2,116      2,505       3,248
Gross Margin...................    1,030       1,047      1,421       1,799      2,173       2,040      2,434       3,224
Operating Expenses.............      729         657        774       1,141      1,327         966      1,153       1,877
                                  ------      ------     ------      ------     ------      ------     ------      ------
Operating Income...............      301         390        647         658        846       1,074      1,281       1,347
  Net Income...................      218         289        633         721        695         848      1,083       1,147
Net Income per share of common
  stock:
    Basic......................   $  .03      $  .05     $  .08      $  .08     $  .07      $  .09     $  .11      $  .12
    Diluted....................   $  .03      $  .04     $  .07      $  .07     $  .07      $  .08     $  .11      $  .11

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 established standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to stockholders. SFAS Nos. 130 and 131 are effective for the Company beginning in 1998. As these standards deal with the form and content of financial statement disclosures, the Company does not anticipate that the adoption of these new standards will have a material impact on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1996, the Company completed an initial public offering of 3,107,452 shares of common stock at $8.00 per share. Net proceeds to the Company were approximately $22 million.

     From inception through August 1996, the Company financed its operations primarily through the private placement of equity securities. As of December 31, 1996 and 1997, cash, cash equivalents, and investments totaled $24,425,782 and $26,013,790, respectively. The Company's cash provided by operating activities decreased to $1,829,621 for Fiscal 1997 from $2,255,320 for Fiscal 1996, primarily resulting from an increase in the Company's royalty receivable. Royalty receivable increased by $3,286,961 due primarily to the increase in licensing royalties and the execution of licensing agreements during the last quarter of the period.

     The Company's principal source of liquidity at December 31, 1997 consisted of cash, cash equivalents and investments. The Company has adopted investment guidelines which restrict the types and quality of investments the Company is authorized to enter into. At December 31, 1997, the Company had cash and cash equivalents of $4,446,753 and investments of $21,567,037. Investments consist of municipal bonds rated a minimum of A1.

     On March 2, 1998, the Company acquired all of the outstanding shares of capital stock of Valence for an aggregate purchase price of $19,500,000, consisting of approximately $7,400,000 in cash and approximately 1,800,000 shares of Common Stock.

     On March 4, 1998 the Company obtained a bank line of credit. The total availability under the line is $10 million and expires June 1, 2000. Borrowings under the facility are collateralized by certain of the Company's marketable securities and bear interest at the rate of LIBOR plus 0.75% or the bank's prime rate. As of March 26, 1998, the Company had loans outstanding of $7,000,000.

     In connection with the acquisition of all of the outstanding shares of capital stock of Valence, the Company has provided Valence $7,000,000 to pay off its short-term debt and other obligations. These funds were drawn by the Company under the above-referenced line of credit. The Company also expects to provide Valence with up to an additional $8,000,000 in working capital over the next six months.

     Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investments and/or available borrowings under its line of credit together with any amounts generated from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

FORWARD-LOOKING INFORMATION AND CERTAIN FACTORS

     Included in Part I, Item 1. Description of Business, this Item 6 and elsewhere in this Report are certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, reflecting management's current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to statements made under the caption "Company Strategy" in Part I, Item 1 of this Report, and statements regarding its expectations relating to the acquisitions of Valence and the VIP technology. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Such factors include, among others, those set forth below. The Company assumes no obligation to update the forward-looking information or the factors listed below to reflect actual results or changes in the factors affecting such forward-looking information.

  Quarterly Fluctuations

     The Company's operating results may fluctuate from those in prior quarters and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company's licensees incorporate SRS or the Company's other technologies into their products, the gain or loss of significant customers, competitive pressures on selling prices, the acceptance of new or enhanced versions of the Company's technologies, the rate that the Company's semiconductor licensees manufacture and distribute chips to OEMs, the ability of the Company to secure one-time license fees for its technologies from new and existing licensees, seasonal customer demand, the Company's ability to continue to effectively compete with others in the field of audio enhancement technologies, processes and products and general business economic conditions, particularly those effecting the consumer electronics market.

  Integration of Valence

     As a result of the acquisition of Valence, the success of the Company will depend in large part on its ability to successfully integrate the operations of Valence with the Company. The degree to which the Company can successfully integrate such operations will depend on a number of factors, including the Company's ability to expand the scope of its operations beyond technology licensing into the new business of manufacturing electronic and semiconductor products and the Company's ability to increase its market penetration in China.

  Currency Risk/Stability of Asian Markets

     The Company expects that international sales will continue to represent a significant portion of total revenues. To date, all of the Company's revenues have been denominated in U.S. dollars and most costs have been incurred in U.S. dollars. It is the Company's expectation that licensing revenues will continue to be denominated in U.S. dollars for the foreseeable future. With its acquisition of Valence and the Company's anticipated expansion of its business in China and other parts of Asia, the Company's consolidated operations and financial results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which the products are sold. The Company intends to actively monitor its foreign exchange exposure and to implement strategies to reduce its foreign exchange risk at such time that the Company determines the benefits of such strategies outweigh the associated costs. Countries in the Asia Pacific region have recently experienced weakness in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for Valence's products, the U.S. dollar value of the Company's and its subsidiaries' foreign currency denominated sales, the availability and supply of product components to Valence and ultimately the Company's consolidated results of operations.

  Competitive Pressures

     As a result of existing and new competitors into the 3D audio market, the Company has experienced, and anticipates that it will continue to experience, increased pricing pressures due to aggressive pricing from certain of the Company's competitors. Due to competitive pricing pressures, the Company may, from time to time, reduce the average unit royalty fees charged to its customers. In order to offset declines in average unit selling prices, the Company depends upon increased usage of its technologies by existing customers and expansion into new market segments. The degree to which the Company can expand usage of its technology by both new and existing customers will depend on a number of factors including semiconductor development and delivery schedules, the ability of the Company to manage expansion in international marketing and sales and timely introduction of new technologies. There is no assurance that the Company will achieve the desired volume growth to offset the negative effect to revenue caused by the reduction in average unit price.

  Semiconductor Solutions

     The delivery of the Company's technologies to OEMs in a semiconductor-based solution improves the Company's ability to deliver cost-effective, reliable solutions to its customers. The existence of semiconductor-based technology solutions, however, increases the dependence of the Company's operating results on the ability of semiconductor manufacturers to timely deliver such solutions to the marketplace. The Company's reliance on outside semiconductor manufacturers reduces the Company's ability to control the supply of products to the marketplace. The occurrence of any supply problems for the Company's products, as well as a lack of semiconductor manufacturers' sales focus, may have an adverse effect on the Company's operating results.

  Volatility of Stock Price

     The trading price of the Common Stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in the Company's operating results, announcements of new products or technological innovations by the Company or its competitors, general market fluctuations and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, or relating to the Company specifically, have in the past resulted and could in the future result in an immediate and adverse effect on the market price of the Common Stock.

  Year 2000 Compliance

     Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which the Company operates. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers and creditors.

     The Company and its subsidiaries are currently evaluating all internal operating systems and in 1998 will initiate a comprehensive project to update their accounting software to programs that are Year 2000 compliant. The Company expects to complete the project in early 1999, and the total cost for this project, based on management's best estimates, could range as high as $1,500,000, including the cost of new systems, which will be capitalized.

     In addition, the Company is actively working with all of its major suppliers and customers to assess their Year 2000 compliance efforts and the Company's exposure to them. At this time, it is not possible to quantify the aggregate cost to the Company and its subsidiaries related to the Year 2000 compliance issues facing the Company's major suppliers and customers.

ITEM 7. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   24
Balance Sheets as of December 31, 1996 and 1997.............   25
Statements of Operations for the years ended December 31,
  1995, 1996 and 1997.......................................   26
Statements of Stockholders' Equity (Deficit) for the years
  ended December 31, 1995, 1996 and 1997....................   27
Statements of Cash Flows for the years ended December 31,
  1995, 1996 and 1997.......................................   28
Notes to Financial Statements...............................   29

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
SRS Labs, Inc.:

     We have audited the accompanying balance sheets of SRS Labs, Inc. (the "Company") as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of SRS Labs, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 6, 1998 (March 4, 1998, as to Note 10)

                                 SRS LABS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996          1997
                                                              -----------   -----------
CURRENT ASSETS (Note 2):
  Cash and cash equivalents.................................  $ 3,455,997   $ 4,446,753
  Investments available for sale (Note 3)...................           --     2,010,775
  Royalty receivable........................................      702,966     3,989,927
  Interest receivable.......................................      325,822       316,815
  Other receivables (Note 7)................................       20,030         4,714
  Prepaid expenses..........................................      105,919       257,428
  Deferred income taxes (Note 6)............................      218,936       170,674
                                                              -----------   -----------
          Total current assets..............................    4,829,670    11,197,086
INVESTMENTS AVAILABLE FOR SALE (Note 3).....................   20,969,785    19,556,262
FURNITURE, FIXTURES AND EQUIPMENT, net of accumulated
  depreciation (Notes 2 and 4)..............................      281,189       245,779
PATENTS, net of accumulated amortization of $46,913 (1996)
  and $76,294 (1997)........................................      126,827       201,323
GOODWILL, net of accumulated amortization of $594,002 (1996)
  and $805,781 (1997) (Note 2)..............................      280,052       112,350
DEFERRED INCOME TAXES (Note 6)..............................      186,576       229,223
                                                              -----------   -----------
                                                              $26,674,099   $31,542,023
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable (Note 8).................................  $   275,554   $   202,352
  Accrued liabilities, including deferred income of $256,686
     (1996) and $41,635 (1997) and accrued salaries of
     $129,216 (1996) and $185,000 (1997)....................      566,139       826,242
  Income taxes payable......................................      433,021     1,011,426
  Current portion of consideration due on asset purchase
     (Notes 2 and 8)........................................      180,000        81,804
                                                              -----------   -----------
          Total current liabilities.........................    1,454,714     2,121,824
CONSIDERATION DUE ON ASSET PURCHASE, net of current portion
  (Notes 2 and 8)...........................................       68,635            --
COMMITMENTS AND CONTINGENCIES (Note 5) STOCKHOLDERS' EQUITY
  (Note 7):
  Preferred stock -- $0.001 par value; 2,000,000 shares
     authorized; no shares issued and outstanding...........           --            --
  Common stock -- $0.001 par value; 56,000,000 shares
     authorized; 9,468,548 (1996) and 9,609,867 (1997)
     shares issued and outstanding..........................        9,469         9,610
  Additional paid-in capital................................   24,678,961    25,022,437
  Deferred compensation.....................................      154,386       231,087
  Unrealized gain on investments available for sale, net of
     income taxes of $58,795 (1996) and $109,696 (1997).....       87,688       163,600
  Retained earnings.........................................      220,246     3,993,465
                                                              -----------   -----------
          Total stockholders' equity........................   25,150,750    29,420,199
                                                              -----------   -----------
                                                              $26,674,099   $31,542,023
                                                              ===========   ===========

                See accompanying notes to financial statements.

                                 SRS LABS, INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1995           1996          1997
                                                        -----------    ----------    ----------
REVENUES (Note 8):
  Royalty revenues....................................  $   822,559    $4,620,100    $8,671,283
  Other revenues......................................       21,230       772,180     1,410,000
                                                        -----------    ----------    ----------
          Total revenues..............................      843,789     5,392,280    10,081,283
COST OF SALES.........................................       14,957        95,378       210,348
                                                        -----------    ----------    ----------
GROSS MARGIN..........................................      828,832     5,296,902     9,870,935
SALES AND MARKETING...................................      937,293     1,163,409     2,111,839
RESEARCH AND DEVELOPMENT..............................      383,948       521,482       595,689
GENERAL AND ADMINISTRATIVE (Note 8)...................    1,106,519     1,615,648     2,615,706
                                                        -----------    ----------    ----------
INCOME (LOSS) FROM OPERATIONS.........................   (1,598,928)    1,996,363     4,547,701
INTEREST INCOME (EXPENSE), net........................      (41,035)      365,583     1,088,718
                                                        -----------    ----------    ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.......   (1,639,963)    2,361,946     5,636,419
PROVISION FOR INCOME TAXES (Note 6)...................          800       500,937     1,863,200
                                                        -----------    ----------    ----------
NET INCOME (LOSS).....................................  $(1,640,763)   $1,861,009    $3,773,219
                                                        ===========    ==========    ==========
NET INCOME (LOSS) PER COMMON SHARE:
  BASIC...............................................  $     (0.28)   $     0.24    $     0.39
                                                        ===========    ==========    ==========
  DILUTED.............................................  $        --    $     0.21    $     0.35
                                                        ===========    ==========    ==========
WEIGHTED AVERAGE SHARES USED IN THE CALCULATION OF NET
  INCOME (LOSS) PER COMMON SHARE:
  BASIC...............................................    5,927,615     7,625,075     9,556,015
  DILUTED.............................................           --     8,686,408    10,852,281

                See accompanying notes to financial statements.

                                 SRS LABS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                        UNREALIZED
                                        COMMON STOCK      ADDITIONAL                     GAINS ON      RETAINED
                                     ------------------     PAID-IN       DEFERRED     INVESTMENTS,    EARNINGS
                                      SHARES     AMOUNT     CAPITAL     COMPENSATION       NET         (DEFICIT)       TOTAL
                                     ---------   ------   -----------   ------------   ------------   -----------   -----------
BALANCE, January 1, 1995...........  5,141,302   $5,142   $ 1,877,858     $     --       $     --     $(2,110,026)  $  (227,026)
  Issuance of common stock
    (Note 7).......................    857,730     858      2,682,643           --             --              --     2,683,501
  Reclassification of accumulated
    deficit (Note 7)...............         --      --     (2,110,026)          --             --       2,110,026            --
  Deferred compensation (Note 7)...         --      --             --       21,965             --              --        21,965
  Ascribed value of services
    contributed (Note 7)...........         --      --         50,000           --             --              --        50,000
  Net loss.........................         --      --             --           --             --      (1,640,763)   (1,640,763)
                                     ---------   ------   -----------     --------       --------     -----------   -----------
BALANCE, December 31, 1995.........  5,999,032   6,000      2,500,475       21,965             --      (1,640,763)      887,677
  Issuance of common stock
    (Note 7).......................  3,107,452   3,107     22,049,848           --             --              --    22,052,955
  Proceeds from exercise of stock
    options........................    362,064     362         99,638           --             --              --       100,000
  Deferred compensation (Note 7)...         --      --             --      132,421             --              --       132,421
  Ascribed value of services
    contributed (Note 7)...........         --      --         29,000           --             --              --        29,000
  Unrealized gain on investments
    available for sale, net of tax
    (Note 3).......................         --      --             --           --         87,688              --        87,688
  Net income.......................         --      --             --           --             --       1,861,009     1,861,009
                                     ---------   ------   -----------     --------       --------     -----------   -----------
BALANCE, December 31, 1996.........  9,468,548   9,469     24,678,961      154,386         87,688         220,246    25,150,750
  Proceeds from exercise of stock
    options........................    141,319     141        144,461           --             --              --       144,602
  Tax benefit associated with
    exercise of stock options......         --      --        199,015           --             --              --       199,015
  Deferred compensation (Note 7)...         --      --             --       76,701             --              --        76,701
  Unrealized gain on investments
    available for sale, net of tax
    (Note 3).......................         --      --             --           --         75,912              --        75,912
  Net income.......................         --      --             --           --             --       3,773,219     3,773,219
                                     ---------   ------   -----------     --------       --------     -----------   -----------
BALANCE, December 31, 1997.........  9,609,867   $9,610   $25,022,437     $231,087       $163,600     $ 3,993,465   $29,420,199
                                     =========   ======   ===========     ========       ========     ===========   ===========

                See accompanying notes to financial statements.

                                 SRS LABS, INC.

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1995           1996          1997
                                                       -----------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................  $(1,640,763)  $  1,861,009   $ 3,773,219
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization......................      240,109        285,063       341,152
  Deferred income taxes..............................           --       (405,512)        5,615
  Amortization of premium on investments available
     for sale........................................           --         27,300       109,817
  Loss on disposal of furniture, fixtures and
     equipment.......................................        7,095             --            --
  Accretion of consideration due on asset purchase...       50,990         38,064        23,844
  Increase in deferred compensation..................       21,965        132,421        76,701
  Ascribed value of services contributed.............       50,000         29,000            --
  Changes in operating assets and liabilities:
     Increase in royalty receivable..................      (42,961)      (660,005)   (3,286,961)
     Decrease in accounts receivable.................       51,659         11,961            --
     Decrease (increase) in interest receivable......           --       (325,822)        9,007
     Decrease in inventories.........................        6,638          1,144            --
     Decrease (increase) in prepaid expenses and
       other receivables.............................     (546,140)       463,689      (136,193)
     (Decrease) increase in accounts payable.........     (118,112)       121,642       (73,202)
     Increase in other accrued liabilities...........      222,846        301,140       260,103
     Decrease in interest payable....................       (8,191)            --            --
     Increase in income taxes payable................           --        374,226       726,519
                                                       -----------   ------------   -----------
          Net cash provided by (used in) operating
            activities...............................   (1,704,865)     2,255,320     1,829,621
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment......     (105,653)      (157,654)      (64,582)
  Expenditures related to patents....................           --       (114,641)     (103,877)
  Purchases of investments, available for sale.......           --    (22,050,602)     (580,256)
  Proceeds from sale of investments, available for
     sale............................................           --      1,200,000            --
                                                       -----------   ------------   -----------
          Net cash used in investing activities......     (105,653)   (21,122,897)     (748,715)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note payable.................     (311,907)            --            --
  Payment of consideration due on asset purchase.....     (231,421)      (213,468)     (234,752)
  Issuance of common stock...........................    2,683,501     22,152,955            --
  Exercise of stock options..........................           --             --       144,602
                                                       -----------   ------------   -----------
          Net cash provided by (used in) financing
            activities...............................    2,140,173     21,939,487       (90,150)
                                                       -----------   ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS............      329,655      3,071,910       990,756
CASH AND CASH EQUIVALENTS, beginning of period.......       54,432        384,087     3,455,997
                                                       -----------   ------------   -----------
CASH AND CASH EQUIVALENTS, end of period.............  $   384,087   $  3,455,997   $ 4,446,753
                                                       ===========   ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
  Cash paid during the period for:
     Income taxes....................................  $       800   $    126,711   $   811,700
                                                       ===========   ============   ===========
     Interest........................................  $    20,721   $         --   $        --
                                                       ===========   ============   ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
  Additional consideration accrued for asset purchase
     (Note 2)........................................  $    51,243   $     33,080   $    44,077
  Unrealized gain on investments, net (Note 3).......  $        --   $     87,688   $    75,912
  Tax benefit associated with exercise of stock
     options.........................................  $        --   $         --   $   199,015

                See accompanying notes to financial statements.

                                 SRS LABS, INC.

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business -- SRS Labs, Inc. (the "Company") was incorporated under the laws of the State of California on June 23, 1993 and reincorporated under the laws of the State of Delaware on June 28, 1996. The Company licenses SRS, a three dimensional audio sound enhancement technology, and related technologies to original equipment manufacturers ("OEMs") of various types of media equipment as well as semiconductor manufacturers who sell their SRS integrated chips to OEMs.

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

     Investments -- Investments, consisting primarily of municipal bonds, have been classified as available for sale and are reported at fair value, based on quoted market prices, in the accompanying balance sheets. Unrealized gains, net of applicable income taxes, are reported as a separate component of stockholders' equity.

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

     Revenue Recognition -- Royalty revenues associated with ongoing royalty license agreements are recognized when license payments are due upon receipt of reports from licensees stating the number of products implementing SRS on which royalties are due. Licensing revenues for one-time technology transfer fees, which are included in other revenues, are recognized in the period in which the license agreement is consummated and the related technology is transferred.

     Research and Development -- Research and development costs are expensed as incurred.

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

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

     Net Income (Loss) Per Common Share -- Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share, which requires the disclosure of basic and diluted earnings per share for all current and prior periods. Basic net income (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common shares outstanding during each year. Diluted net income per common share reflects the maximum dilution, based on the average price of the Company's common stock each period and is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options had been exercised.

     The following is an illustration of the reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations:

                              FOR YEAR ENDED DECEMBER 31, 1995          FOR YEAR ENDED DECEMBER 31, 1996
                           ---------------------------------------   --------------------------------------
                             INCOME         SHARES       PER SHARE     INCOME        SHARES       PER SHARE
                           (NUMERATOR)   (DENOMINATOR)    AMOUNT     NUMERATOR    (DENOMINATOR)    AMOUNT
                           -----------   -------------   ---------   ----------   -------------   ---------
Basic:
  Income (loss) available
    to common
    stockholders.........  (1,640,763)     5,927,615      $(0.28)     1,861,009     7,625,075       $0.24
                                                          ======                                    =====
  Effect of Dilutive
    Securities:
  Stock Options..........                        N/A                                1,061,333
                                           ---------                                ---------
Diluted:
  Income available to
    common stockholders
    plus assumed
    conversion...........         N/A            N/A         N/A     $1,861,009     8,686,408       $0.21
                           ==========      =========      ======     ==========     =========       =====

                              FOR YEAR ENDED DECEMBER 31, 1997
                           ---------------------------------------
                             INCOME         SHARES       PER SHARE
                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                           -----------   -------------   ---------
Basic:
  Income (loss) available
    to common
    stockholders.........   3,773,219      9,556,015       $0.39
                                                           =====
  Effect of Dilutive
    Securities:
  Stock Options..........                  1,296,266
                                          ----------
Diluted:
  Income available to
    common stockholders
    plus assumed
    conversion...........  $3,773,219     10,852,281       $0.35
                           ==========     ==========       =====

     Initial Public Offering -- In August 1996, the Company completed an initial public offering of 3,107,452 shares of its common stock at an offering price of $8 per share for net proceeds of approximately $22 million.

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

     Customer Concentration -- During the years ended December 31, 1995, 1996 and 1997, two customers (not necessarily the same customers each year) accounted for 62%, 38% and 39%, respectively, of license revenue. Given the significant amount of revenues derived from these customers, the loss of any such

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

customer or the uncollectibility of related receivables could have a material adverse effect on the Company's financial condition and results of operations.

     Concentrations of Credit Risk -- Royalty receivable, which represents the Company's only significant financial instrument with potential credit risk, is from customers in various industries and geographic locations. The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. To date, the Company has not experienced any material write-offs or collection problems.

     Recent Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 established standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to stockholders. SFAS Nos. 130 and 131 are effective for the Company beginning in 1998. As these standards deal with the form and content of financial statement disclosures, the Company does not anticipate that the adoption of these new standards will have a material impact on its financial position or results of operations.

     Reclassifications -- Certain amounts as previously reported have been reclassified to conform to the current year presentation.

 2. TECHNOLOGY ACQUISITION

     On June 30, 1993 (the "Closing Date"), the Company purchased from Hughes Aircraft Company ("Hughes") certain assets related to Hughes' Sound Retrieval System (SRS) and ORB product lines for $200,000 cash, a $625,481 note payable and future royalty payments, subject to certain minimums. The note payable was paid in full during 1995. The assets acquired included inventory, equipment and the direct ownership of the SRS technology (goodwill) which had estimated fair market values at the date of acquisition of $719,030, $106,451 and $678,594, respectively.

     In accordance with the purchase agreement with Hughes (the "Hughes Agreement"), the Company is required to pay Hughes additional consideration based on certain percentages, ranging from 10% to 63% of gross profits, from the sale of certain products to, and licensing royalties from, certain existing and target customers, as defined in the Hughes Agreement. Such additional amounts are payable for a period equal to the longer of the term of the applicable license agreements or five years. This additional consideration is subject to a minimum of $180,000 per year (the "Guaranteed Minimum") for five years from the Closing Date. The aggregate Guaranteed Minimum has been discounted at 10%, yielding an initial value of $678,594, and is included as part of the purchase price on June 30, 1993. This balance is reflected as "goodwill" and "consideration due on asset purchase" in the accompanying balance sheets. Additional consideration paid during the five-year period in excess of the Guaranteed Minimum is capitalized and amortized over the remaining estimated life of goodwill (see Note 1). At the end of the five years subsequent to the Closing Date, the Company is required to pay Hughes royalties based upon certain percentages, ranging from 10% to 50% of gross profits from the sale of certain product to, and licensing royalties from two customers, as defined in the Hughes Agreement, for an indefinite period.

     In addition, the Company is required to pay Hughes a royalty of 3% of net sales of all SRS or ORB products manufactured by the Company, excluding inventory acquired from Hughes as specified in the Hughes Agreement, over the remaining lives of the applicable patents. There were no sales of applicable products in the years ended December 31, 1995, 1996 and 1997.

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     Under the terms of the Hughes Agreement, all license fees subject to the Guaranteed Minimum will be deposited into an escrow account to cover any amounts due to Hughes under the Hughes Agreement. The note payable and Guaranteed Minimum payments are secured by assets held in trust owned by one of the Company's stockholders and substantially all of the Company's assets.

 3. INVESTMENT SECURITIES AVAILABLE FOR SALE

     The following table summarizes the Company's investment securities available for sale as of December 31, 1996 and 1997.

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1996           1997
                                                    -----------    -----------
Municipal bonds available for sale:
  Cost............................................  $20,823,302    $21,293,741
  Gross unrealized gains..........................      146,555        273,296
  Gross unrealized losses.........................          (72)
                                                    -----------    -----------
  Estimated fair value............................  $20,969,785    $21,567,037
                                                    ===========    ===========

     The contractual maturities of investments at December 31, 1996 and 1997 are shown below. Actual maturities may differ from contractual maturities.

                                        1996                        1997
                              -------------------------   -------------------------
                                             ESTIMATED                   ESTIMATED
                                 COST       FAIR VALUE       COST       FAIR VALUE
                              -----------   -----------   -----------   -----------
Municipal bonds:
  Due in one year or less...  $        --   $        --   $ 2,007,939   $ 2,010,775
  Due in one to five
     years..................   19,823,302    19,969,785    18,285,802    18,556,262
  Due in five to ten
     years..................           --            --            --            --
  Due after ten years.......    1,000,000     1,000,000     1,000,000     1,000,000
                              -----------   -----------   -----------   -----------
                              $20,823,302   $20,969,785   $21,293,741   $21,567,037
                              ===========   ===========   ===========   ===========

 4. FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consist of the following at December 31, 1996 and 1997:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1996         1997
                                                       ---------    ---------
Furniture and fixtures...............................  $ 319,866    $ 343,395
Equipment............................................    133,944      174,997
Leasehold improvements...............................      4,641        4,641
                                                       ---------    ---------
                                                         458,451      523,033
Less accumulated depreciation........................   (177,262)    (277,254)
                                                       ---------    ---------
                                                       $ 281,189    $ 245,779
                                                       =========    =========

 5. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain equipment under noncancelable operating leases.

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     The Company leases its office and storage facilities under a lease agreement with a partnership which is affiliated with a stockholder and officer of the Company. The original lease term commenced on June 1, 1994 and expired on May 31, 1997. Upon expiration, the Company entered into a new lease agreement for additional space at the same facility with the same lessor. The new lease is for a term of three years commencing June 1, 1997, with an option to extend the term for an additional two years thereafter. Total rent expense incurred on office facilities was $46,447 (net of sublease income of $16,733), $63,430 and $129,369 for the years ended December 31, 1995, 1996 and 1997, respectively. Future annual minimum lease payments under noncancelable operating leases at December 31, 1997 are as follows:

                                                          OFFICE
                                             FACILITY    EQUIPMENT     TOTAL
                                             --------    ---------    --------
1998.......................................  $165,672     $ 8,164     $173,836
1999.......................................   165,672       8,164      173,836
2000.......................................    69,030       6,777       75,807
2001.......................................        --       4,836        4,836
                                             --------     -------     --------
                                             $400,374     $27,941     $428,315
                                             ========     =======     ========

     As of December 31, 1997, the Company had employment agreements with two employees. Minimum aggregate compensation remaining under those employment agreements is $185,000 (1998) and $130,000 (1999).

 6. INCOME TAXES

     For the years ended December 31, 1995, 1996 and 1997, the provision for income taxes consists of the following:

                                                      DECEMBER 31,
                                          ------------------------------------
                                            1995         1996          1997
                                          ---------    ---------    ----------
Current:
  Federal...............................  $      --    $ 574,970    $1,078,637
  State.................................        800      168,256       482,791
  Foreign...............................         --      163,223       296,157
                                          ---------    ---------    ----------
                                                800      906,449     1,857,585
Deferred:
  Federal...............................   (530,298)     371,428       (15,724)
  State.................................    (97,932)      47,884        21,339
  Valuation Allowance...................    628,230     (824,824)           --
                                          ---------    ---------    ----------
                                          $     800    $ 500,937    $1,863,200
                                          =========    =========    ==========

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     The reconciliation of the provision for income taxes computed at U.S. federal statutory rates to the provision for income taxes for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                      DECEMBER 31,
                                          ------------------------------------
                                            1995         1996          1997
                                          ---------    ---------    ----------
Tax at U.S. federal statutory rates.....  $(540,859)   $ 803,062    $1,916,382
State income taxes......................    (64,107)     142,653       334,079
Tax exempt interest.....................         --     (105,862)     (365,194)
Restoration of deferred income tax
  assets in connection with the
  Company's conversion to a C
  corporation...........................   (196,594)     126,123            --
Change in valuation allowance...........    824,824     (824,824)           --
Accruals without tax effect.............    (22,464)     359,785       (22,067)
                                          ---------    ---------    ----------
          Total income tax expense......  $     800    $ 500,937    $1,863,200
                                          =========    =========    ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      DECEMBER 31,
                                            ---------------------------------
                                              1995         1996        1997
                                            ---------    --------    --------
Deferred tax assets:
  State income taxes......................  $ (48,490)   $ 30,816    $121,952
  Depreciation and amortization...........    154,615     186,576     247,038
  Accruals not currently deductible.......    193,974     188,120      30,907
  Other...................................     45,220          --          --
  Net operating losses....................    479,505          --          --
                                            ---------    --------    --------
                                              824,824     405,512     399,897
  Valuation allowance.....................   (824,824)         --          --
                                            ---------    --------    --------
          Total net deferred tax assets...  $      --    $405,512    $399,897
                                            =========    ========    ========

     For all periods prior to January 1, 1995, the Company elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Effective January 1, 1995, the Company converted to a C corporation and became subject to regular federal and state income taxes on a go-forward basis.

 7. STOCKHOLDERS' EQUITY

     Sales of Common Stock -- On January 9, 1995, the Company entered into a Stock Purchase Agreement with Packard Bell Electronics, Inc. ("Packard Bell"), pursuant to which Packard Bell purchased 572,061 newly issued shares of common stock at $2.62 per share for a total purchase price of $1,500,000. In connection with the Stock Purchase Agreement, Packard Bell also entered into (i) a License Agreement with the Company to license SRS for use in multimedia computers, and
(ii) a Stock Option Agreement with the Company whereby the Company granted an option to purchase 382,104 shares of common stock at an exercise price of $4.14 per share.

     During the years ended December 31, 1995 and 1996, the Company recorded $50,000 and $29,000, respectively, of additional paid-in capital related to the estimated fair value of services performed by a Company officer for which no cash consideration was paid by the Company.

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     In August 1996, the Company completed an initial public offering of 3,107,452 shares of its common stock at an offering price of $8.00 per share for net proceeds of approximately $22 million.

     Reclassification -- Upon electing to revoke its election to be taxed as an S corporation (see Note 1), on January 1, 1995, in accordance with a regulation of the Securities and Exchange Commission, the Company reclassified its accumulated deficit of $2,110,026 to additional paid-in capital.

     Stock Award/Option Plans -- On December 10, 1993, the Company's Board of Directors and shareholders adopted an Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1993 Plan"). Under the 1993 Plan, 801,971 shares of the Company's common stock are reserved for issuance to executives, employees and non-employee directors of the Company at the discretion of the Board of Directors or the committee administering the 1993 Plan. The Compensation Committee of the Board has been appointed to administer the 1993 Plan. Options issued under the 1993 Plan vest in the manner prescribed by the Compensation Committee. As of December 31, 1997, options to purchase 801,971 shares of the Company's common stock were granted under the 1993 Plan.

     In January 1994, the Company entered into stock option agreements with two Company officers whereby options to purchase 181,032 shares of the Company's common stock were granted to each of the officers at an exercise price of $0.14 per share (collectively, the "Executive Option Agreements").

     In June 1997, the Company's Board of Directors adopted, and the Company's stockholders approved, the Amended and Restated 1996 Long-Term Incentive Plan (the "1996 Plan"), for which 2,000,000 shares of the Company's common stock are reserved for issuance to officers, employees and consultants of the Company. The Compensation Committee of the Board of Directors has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the Compensation Committee. As of December 31, 1997, options to purchase 1,131,301 shares of the Company's common stock were granted under the 1996 Plan.

     In July 1996, the Company's Board of Directors adopted, and the Company's stockholders approved, the 1996 Non-employee Directors Stock Option Plan (the "Non-employee Directors Plan"), a non-discretionary formula plan for which 120,000 shares of the Company's common stock are reserved for issuance to the Company's Non-employee Directors. The Non-employee Directors Plan is administered by a committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan and the Chief Financial Officer of the Company. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three-year period, the first installment vesting on the date of grant. As of December 31, 1997, options to purchase 45,000 shares of common stock were granted under the Non-employee Directors Plan.

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     The following table summarizes stock option activity under the 1993 Plan, the 1996 Plan, the Executive Option Agreements, the Non-employee Director Plan and the stock option grant to Packard Bell for the periods indicated:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                          OPTIONS      EXERCISE
                                                        OUTSTANDING     PRICE
                                                        -----------    --------
Outstanding at January 1, 1995........................     939,194      $ 0.28
  Granted.............................................     936,424      $ 3.81
                                                        ----------
Outstanding at December 31, 1995......................   1,875,618      $ 2.04
  Granted.............................................     688,386      $ 8.11
  Stock options exercised.............................    (362,064)     $ 0.28
  Forfeited...........................................     (25,344)     $10.36
                                                        ----------
Outstanding at December 31, 1996......................   2,176,596      $ 4.16
  Granted.............................................   1,366,801      $ 5.70
  Stock options exercised.............................    (141,319)     $ 1.02
  Forfeited...........................................  (1,017,582)     $ 7.68
                                                        ----------
Outstanding at December 31, 1997......................   2,384,496      $ 3.69
                                                        ==========

     The following table summarizes information concerning currently outstanding and exercisable options:

                                       WEIGHTED
                                       AVERAGE
                        NUMBER OF     REMAINING        WEIGHTED                       WEIGHTED
                         OPTIONS     CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
                       OUTSTANDING       LIFE       EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                       -----------   ------------   --------------   -----------   --------------
Range of exercise
  prices:
  $0.14 - $ 0.76.....     457,174      73 months        $0.26           426,395        $0.22
  $2.62 - $ 4.56.....     902,026      87 months        $3.80           632,107        $3.90
  $5.00 - $10.50.....   1,025,296     105 months        $5.12           238,262        $5.04
                        ---------                                     ---------
                        2,384,496                       $3.69         1,296,764        $2.90
                        =========                                     =========

     On December 1, 1995, options were granted for the purchase of up to 300,875 common shares at prices of $4.14 to $4.56 per share, which the Company's Board of Directors deemed the fair market value of the common stock at the date of grant. The Company will record compensation expense resulting from the difference between the option price per share and the estimated fair market value of the common stock ($4.99) determined by a third-party appraisal completed in May 1996, totaling $236,456. This amount will be recorded ratably over the vesting period of the respective options. During the years ended December 31, 1995, 1996 and 1997, the Company had recorded $21,965, $132,421 and $56,397, respectively, of deferred compensation expense associated with these stock option grants.

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

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

                                           1995         1996         1997
                                         ---------    ---------    ---------
Expected Life..........................  60 months    60 months    60 months
Stock Volatility.......................         1%           1%          69%
Risk-Free Interest Rate................      5.50%        5.50%        5.45%

     The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995, 1996 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been ($1,659,858), or ($.28) per share in 1995, $1,762,497, or $.21 per share in 1996 and $3,429,526, or $.32 per share in 1997. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995, 1996 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

 8. RELATED PARTY TRANSACTIONS

     The Company shares certain general and administrative expenses with an affiliated company which is 100% owned by a Company officer/stockholder. Pursuant to a written agreement, one-half of these expenses are allocated to the Company.

     Total revenue from an affiliated company during the years ended December 31, 1995, 1996 and 1997, which is 100% owned by a Company officer/stockholder, amounted to $71,217, $28,449 and $17,779, respectively. As of December 31, 1996 and 1997 accounts receivable from this affiliated company were $3,000 and $4,395, respectively. Amounts due to this affiliated company were $12,639 and $18,266 as of December 31, 1996 and 1997, respectively.

     An officer/stockholder of the Company has pledged certain personal assets to secure amounts due related to the acquisition of certain assets (see Note 2).

     A stockholder of the Company paid $1,500,000 and $2,500,000 in license royalties to the Company during the years ended December 31, 1996 and 1997.

 9. EMPLOYEE BENEFIT PLAN

     The Company's employees may participate in a salary deferral plan (the "401(k) Plan") in which eligible employees can contribute up to 15% of their eligible compensation. The Company also may contribute on a discretionary basis. During the years ended December 31, 1995, 1996 and 1997, the Company did not contribute to the 401(k) Plan.

10. SUBSEQUENT EVENTS

     On January 28, 1998, the Company completed the acquisition of all rights associated with the VIP (Voice Intelligibility Processor) technology from R.G.A. & Associates ("R.G.A."). The approximate aggregate purchase price of the acquisition was $1,000,000, consisting of $500,000 in cash, 25,000 shares of

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

the Company's common stock and 100,000 warrants to purchase the Company's common stock. In connection with the acquisition, the Company entered into an agreement to pay R.G.A. royalties based upon certain percentages ranging from 10% to 15% of licensing royalties generated from VIP for a period of 4 years.

     On March 2, 1998, the Company acquired all of the outstanding shares of capital stock of Valence Technology Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and China ("Valence"). Valence, which conducts its business through its subsidiaries based in Hong Kong and China, is engaged in two primary areas of business, namely, the design, manufacture and marketing of ASIC (application-specific integrated circuit) products and consumer electronic products. The aggregate purchase price of $19,500,000 consisted of approximately $7,400,000 in cash and approximately 1,680,000 shares of the Company's common stock. The acquisition will be accounted for as a purchase. In connection with such acquisition, three of the four shareholders and their respective sole shareholders, each of whom was a key employee of Valence or one of its subsidiaries, entered into noncompetition agreements with the Company. In consideration for these agreements and for a nominal cash payment equal to the par value of the shares, the Company issued an aggregate of an additional 125,000 shares of its common stock to such three shareholders.

     On March 4, 1998, the Company obtained a revolving line of credit (the "Credit Agreement") with a bank which expires on June 1, 2000 and is secured by certain of the Company's investments. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate or LIBOR plus 0.75%.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information set forth under the captions "ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT AND OTHERS -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held in June 1998, is incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fiscal 1997.

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

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

     The Exhibits listed below are hereby filed with the Commission as part of this Report.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
   2.1   Stock Purchase Agreement dated as of February 24, 1998, by and among the Company, Valence Technology Inc., Thomrose
         Holdings (BVI) Limited, Rayfa (BVI) Limited, Cape Spencer
         International Limited, and Anki (BVI) Limited, previously
         filed with the Commission as Exhibit 2.1 to the Company's
         Current Report on Form 8-K filed with the Commission on
         March 13, 1998 (the "Form 8-K"), which is incorporated
         herein by reference.
   2.2   Stock Purchase Agreement dated as of February 24, 1998, by and between the Company and North 22 Capital Partners 2,
         Inc., previously filed with the Commission as Exhibit 2.2 to the Form 8-K, which is incorporated herein by reference.
   2.3   Asset Purchase Agreement dated as of January 28, 1998,
         between the Company and R.G.A. & Associates, Ltd. d/b/a
         ToteVision and VIP Labs(R).
   3.1   Certificate of Incorporation of the Company, previously
         filed with the Commission as Exhibit 3.1 to the Company's
         Registration Statement on Form SB-2, specifically included in Amendment No. 1 to such Registration Statement filed with the Commission on July 3, 1996 (File No. 333-4974-LA) (the
         "Registration Statement Amendment No. 1"), which is
         incorporated herein by reference.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
   3.2   Bylaws of the Company, previously filed with the Commission as Exhibit 3.2 to the Registration Statement Amendment No.
         1, which is incorporated herein by reference.

         Material Contracts Relating to Management Compensation Plans or Arrangements

  10.1 Employment Agreement dated July 1, 1996, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.8 to the Registration Statement Amendment No.
         1, which is incorporated herein by reference.
  10.2   Amendment to Employment Agreement dated as of March 14,
         1997, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.2 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1996, filed with the Commission on March 31,
         1997 (the "1996 Annual Report"), which is incorporated herein by reference.
  10.3 Employment Agreement dated July 1, 1996, between the Company and Stephen V. Sedmak, previously filed with the Commission as Exhibit 10.9 to the Registration Statement Amendment No.
         1, which is incorporated herein by reference.
  10.4 Employment Agreement dated July 1, 1996, between the Company and Arnold I. Klayman, previously filed with the Commission as Exhibit 10.10 to the Registration Statement Amendment No.
         1, which is incorporated herein by reference.
  10.5   Amendment to Employment Agreement dated as of March 14,
         1997, between the Company and Arnold I. Klayman, previously filed as Exhibit 10.5 to the 1996 Annual Report, which is incorporated herein by reference.
  10.6 Employment Agreement dated July 1, 1996, between the Company and Alan D. Kraemer, previously filed with the Commission as
         Exhibit 10.11 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
  10.7 Letter Agreement of Employment dated September 6, 1996, between the Company and Robert A. Veri, previously filed as
         Exhibit 10.7 to the 1996 Annual Report, which is incorporated herein by reference.
  10.8   SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock
         Option and Restricted Purchase Plan -- 1993, as amended and restated, previously filed with the Commission as Exhibit
         10.12 to the Company's Registration Statement on Form SB-2 filed with the Commission on June 3, 1996 (File No.
         333-4974-LA) (the "Registration Statement"), which is incorporated herein by reference.
  10.9   Stock Option Agreement dated January 19, 1994, between the
         Company and Stephen V. Sedmak, as amended, previously filed with the Commission as Exhibit 10.13 to the Registration
         Statement, which is incorporated herein by reference.
  10.10  Stock Option Agreement dated January 19, 1994, between the
         Company and James S. Lucas, previously filed with the Commission as Exhibit 10.14 to the Registration Statement, which is incorporated herein by reference.
  10.11  SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive
         Plan, previously filed with the Commission as Appendix A to the Company's definitive Proxy Statement dated April 30,
         1997, filed with the Commission on April 30, 1997, which is incorporated herein by reference.
  10.12 SRS Labs, Inc. 1996 Nonemployee Directors Stock Option Plan, previously filed with the Commission as Exhibit 10.16 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
  10.13  Annual Incentive Bonus Plan, previously filed with the
         Commission as Exhibit 10.18 to the Registration Statement
         Amendment No. 1, which is incorporated herein by reference.
  10.14 SRS Labs, Inc. Supplemental Executive Incentive Bonus Plan, previously filed with the Commission as Exhibit 10.14 to the 1996 Annual Report, which is incorporated herein by reference.
  10.15 Form of Indemnification Agreement, previously filed with the Commission as Exhibit 10.20 to the Registration Statement
         Amendment No. 1, which is incorporated herein by reference.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  10.16  Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Technology Inc., and Thomas Wah Tong
         Wan.
  10.17  Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Semiconductor Design Limited, and Choi
         Yat Ming.
  10.18  Employment Agreement dated as of March 2, 1998, by and among the Company, LEC Electronic Components Limited, and Wong Yin
         Bun.
  10.19  Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Thomrose Holdings (BVI) Limited, and
         Thomas Wah Tong Wan, previously filed with the Commission as
         Exhibit 2.5 to the Form 8-K, which is incorporated herein by reference.
  10.20  Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Cape Spencer International Limited and
         Wong Yin Bun, previously filed with the Commission as
         Exhibit 2.6 to the Form 8-K, which is incorporated herein by reference.
  10.21  Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Rayfa (BVI) Limited and Choi Yat Ming,
         previously filed with the Commission as Exhibit 2.7 to the
         Form 8-K, which is incorporated herein by reference.

         Other Material Contracts

  10.22 Shareholders Agreement dated as of January 27, 1994, between the Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.3 to the Company's Registration Statement on Form SB-2, specifically included in Amendment No. 2 to such Registration Statement filed with the Commission on August
         2, 1996 (File No. 333-4974-LA) (the "Registration Statement
         Amendment No. 2"), which is incorporated herein by reference.
  10.23 Shareholders Agreement II dated as of January 9, 1995, between the Company and the Shareholders of the Company named therein, previously filed with the Commission as
         Exhibit 9.1 to the Registration Statement, which is incorporated herein by reference.
  10.24 Shareholders Agreement III dated as of April 21, 1995, between the Company and the Shareholders of the Company named therein, previously filed with the Commission as
         Exhibit 9.2 to the Registration Statement, which is incorporated herein by reference. 10.25 Asset Purchase
         Agreement dated as of June 30, 1993, between the Company and Hughes Aircraft, previously filed with the Commission as
         Exhibit 10.1 to the Registration Statement, which is incorporated herein by reference.
  10.25 Asset Purchase Agreement dated as of June 30, 1993, between the Company and Hughes Aircraft, previously filed with the Commission as Exhibit 10.1 to the Registration Statement, which is incorporated herein by reference.
  10.26  First Amendment to Security Agreement dated as of September
         14, 1994, by and among the Company, Hughes Aircraft,
         Cruttenden & Company, Walter W. Cruttenden III, Pacific
         National Bank and The Thomas Yuen Family Trust, previously filed with the Commission as Exhibit 10.2 to the Registration Statement, which is incorporated herein by reference.
  10.27 Stock Purchase Agreement dated as of January 9, 1995, between the Company and Packard Bell Electronics, Inc. d/b/a
         Packard Bell Corporation, previously filed with the Commission as Exhibit 10.3 to the Registration Statement
         Amendment No. 2, which is incorporated herein by reference.
  10.28  Amended and Restated Stock Option Agreement dated as of
         January 9, 1995, between the Company and Packard Bell
         Electronics, Inc. d/b/a/ Packard Bell Corporation, previously filed with the Commission as Exhibit 10.4 to the Registration Statement, which is incorporated herein by reference.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  10.29  License Agreement dated as of January 9, 1995, between the
         Company and Packard Bell Electronics, Inc. d/b/a/ Packard
         Bell Corporation, previously filed with the Commission as
         Exhibit 10.5 to the Company's Registration Statement on Form
         SB-2, specifically included in Amendment No. 3 to such
         Registration Statement filed with the Commission on August
         7, 1996 (File No. 333-4974-LA) (the "Registration Statement
         Amendment No. 3"), which is incorporated herein by
         reference.
  10.30  License Agreement dated as of June 27, 1988, between Hughes
         Aircraft and Sony Corporation, as amended and assigned to
         the Company, previously filed with the Commission as Exhibit
         10.6 to the Registration Statement Amendment No. 3, which is incorporated herein by reference.
  10.31  Real Property Lease dated June 1, 1994, between the Company and Daimler Commerce Partners, L.P., a California Limited
         Partnership, previously filed with the Commission as Exhibit
         10.7 to the Registration Statement, which is incorporated
         herein by reference.
  10.32  Industrial Real Estate Lease dated May 30, 1997, between the
         Company and Daimler Commerce Partners, L.P., previously
         filed with the Commission as Exhibit 10.1 to the Company's
         Form 10-QSB for the quarterly period ended June 30, 1997,
         filed with the Commission on August 13, 1997, which is
         incorporated herein by reference.
  10.33  Tenancy Agreement dated September 1, 1995, by and between
         Hong Kong Industrial Technology Centre Corporation and
         Valence Semiconductor Design Limited relating to the
         premises located at Unit 413 on the Fourth Floor of the Hong
         Kong Industrial Technology Centre.
  10.34  Tenancy Agreement commencing January 1, 1998, by and between
         Jugada Company Limited and Valence Semiconductor Design
         Limited relating to the premises located at Workshops Nos.
         1, 2, 3, 4, 5, 6, 7 and 8 on the 19th Floor of APEC Plaza,
         No. 49 Hoi Yuen Road, Kwun Tong, Hong Kong.
  10.35  Stock Divestment Agreement dated July 1, 1996, between the
         Company, Thomas C.K. Yuen, Stephen V. Sedmak and Walter W.
         Cruttenden III, previously filed with the Commission as
         Exhibit 10.17 to the Registration Statement Amendment No. 2,
         which is incorporated herein by reference.
  10.36  Services Agreement dated July 1, 1996, between the Company and Sierra Digital Productions, Inc., previously filed with the Commission as Exhibit 10.19 to the Registration
         Statement Amendment No. 1, which is incorporated herein by reference.
  10.37  Registration Rights Agreement dated as of January 28, 1998, by and between the Company and R.G.A. & Associates, Ltd.,
         d/b/a ToteVision and VIP Labs(R) and William S. Taraday.
  10.38  Warrant to Purchase 94,000 Shares of Common Stock of the
         Company dated February 26, 1998, held by R.G.A. &
         Associates, Ltd., d/b/a ToteVision and VIP Labs(R).
  10.39  Warrant to Purchase 2,500 Shares of Common Stock of the
         Company dated February 26, 1998, held by Herbert H. Wax.
  10.40  Warrant to Purchase 2,500 Shares of Common Stock of the
         Company dated February 26, 1998, held by Steven E. Loyd.
  10.41  Warrant to Purchase 1,000 Shares of Common Stock of the
         Company dated February 26, 1998, held by the Van Valkenberg
         Furber Law Group, P.L.L.C.
  10.42  Business Loan Agreement dated March 4, 1998, between the
         Company and Bank of America National Trust and Savings
         Association.
  21     Subsidiaries.
  23     Consent of Deloitte & Touche LLP dated March 30, 1998.
  24     Power of attorney (included on page 44 of the Form 10-KSB).
  27.1   Financial Data Schedule (FYE 1997).
  27.2   Financial Data Schedule (Q 1-3, 1997, Restated).
  27.3   Financial Data Schedule (Q 3 and FYE 1996, Restated).

(b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Form 10-KSB.

                (This portion of page intentionally left blank)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SRS LABS, INC., a Delaware corporation

Date: March 30, 1998                      By:       /s/  THOMAS C.K. YUEN
                                              ----------------------------------
                                                     Thomas C.K. Yuen
                                                Chairman of the Board and
                                                 Chief Executive Officer

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

                          NAME                                      CAPACITY                  DATE
                          ----                                      --------                  ----

                  /s/ THOMAS C.K. YUEN                      Director, Chairman of the    March 30, 1998
--------------------------------------------------------    Board and Chief Executive
                    Thomas C.K. Yuen                      Officer (Principal Executive
                                                                    Officer)

                 /s/ STEPHEN V. SEDMAK                    Director, President and Chief  March 30, 1998
--------------------------------------------------------        Operating Officer
                   Stephen V. Sedmak

                   /s/ JANET M. BISKI                         Vice President, Chief      March 30, 1998
--------------------------------------------------------  Financial Officer, Secretary
                     Janet M. Biski                         and Treasurer (Principal
                                                            Financial and Accounting
                                                                    Officer)

                                                           Director and Vice President
--------------------------------------------------------
                    Thomas W.T. Wan

                    /s/ JOHN AUYEUNG                                Director             March 30, 1998
--------------------------------------------------------
                      John Auyeung

               /s/ JEFFREY I. SCHEINROCK                            Director             March 30, 1998
--------------------------------------------------------
                 Jeffrey I. Scheinrock

                      /s/ JOHN TU                                   Director             March 30, 1998
--------------------------------------------------------
                        John Tu

                                 EXHIBIT INDEX

    EXHIBIT
      NO.                             DESCRIPTION
    -------                           -----------
      2.1     Stock Purchase Agreement dated as of February 24, 1998, by and among the Company, Valence Technology Inc., Thomrose
              Holdings (BVI) Limited, Rayfa (BVI) Limited, Cape Spencer
              International Limited, and Anki (BVI) Limited, previously
              filed with the Commission as Exhibit 2.1 to the Company's
              Current Report on Form 8-K filed with the Commission on
              March 13, 1998 (the "Form 8-K"), which is incorporated
              herein by reference.
      2.2     Stock Purchase Agreement dated as of February 24, 1998, by and between the Company and North 22 Capital Partners 2,
              Inc., previously filed with the Commission as Exhibit 2.2 to the Form 8-K, which is incorporated herein by reference.
      2.3     Asset Purchase Agreement dated as of January 28, 1998,
              between the Company and R.G.A. & Associates, Ltd. d/b/a
              ToteVision and VIP Labs(R).
      3.1     Certificate of Incorporation of the Company, previously
              filed with the Commission as Exhibit 3.1 to the Company's
              Registration Statement on Form SB-2, specifically included in Amendment No. 1 to such Registration Statement filed with the Commission on July 3, 1996 (File No. 333-4974-LA) (the
              "Registration Statement Amendment No. 1"), which is
              incorporated herein by reference.
      3.2     Bylaws of the Company, previously filed with the Commission as Exhibit 3.2 to the Registration Statement Amendment No.
              1, which is incorporated herein by reference.

              Material Contracts Relating to Management Compensation Plans or Arrangements

     10.1 Employment Agreement dated July 1, 1996, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.8 to the Registration Statement Amendment No.
              1, which is incorporated herein by reference.
     10.2     Amendment to Employment Agreement dated as of March 14,
              1997, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.2 to the Company's
              Annual Report on Form 10-KSB for the fiscal year ended
              December 31, 1996, filed with the Commission on March 31,
              1997 (the "1996 Annual Report"), which is incorporated herein by reference.
     10.3 Employment Agreement dated July 1, 1996, between the Company and Stephen V. Sedmak, previously filed with the Commission as Exhibit 10.9 to the Registration Statement Amendment No.
              1, which is incorporated herein by reference.
     10.4 Employment Agreement dated July 1, 1996, between the Company and Arnold I. Klayman, previously filed with the Commission as Exhibit 10.10 to the Registration Statement Amendment No.
              1, which is incorporated herein by reference.
     10.5     Amendment to Employment Agreement dated as of March 14,
              1997, between the Company and Arnold I. Klayman, previously filed as Exhibit 10.5 to the 1996 Annual Report, which is incorporated herein by reference.
     10.6 Employment Agreement dated July 1, 1996, between the Company and Alan D. Kraemer, previously filed with the Commission as
              Exhibit 10.11 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
     10.7 Letter Agreement of Employment dated September 6, 1996, between the Company and Robert A. Veri, previously filed as
              Exhibit 10.7 to the 1996 Annual Report, which is incorporated herein by reference.
     10.8     SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock
              Option and Restricted Purchase Plan -- 1993, as amended and restated, previously filed with the Commission as Exhibit
              10.12 to the Company's Registration Statement on Form SB-2 filed with the Commission on June 3, 1996 (File No.
              333-4974-LA) (the "Registration Statement"), which is incorporated herein by reference.

    EXHIBIT
      NO.                             DESCRIPTION
    -------                           -----------
     10.9     Stock Option Agreement dated January 19, 1994, between the
              Company and Stephen V. Sedmak, as amended, previously filed with the Commission as Exhibit 10.13 to the Registration
              Statement, which is incorporated herein by reference.
     10.10    Stock Option Agreement dated January 19, 1994, between the
              Company and James S. Lucas, previously filed with the
              Commission as Exhibit 10.14 to the Registration Statement,
              which is incorporated herein by reference.
     10.11    SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive
              Plan, previously filed with the Commission as Appendix A to the Company's definitive Proxy Statement dated April 30,
              1997, filed with the Commission on April 30, 1997, which is incorporated herein by reference.
     10.12    SRS Labs, Inc. 1996 Nonemployee Directors Stock Option Plan,
              previously filed with the Commission as Exhibit 10.16 to the
              Registration Statement Amendment No. 1, which is
              incorporated herein by reference.
     10.13    Annual Incentive Bonus Plan, previously filed with the
              Commission as Exhibit 10.18 to the Registration Statement
              Amendment No. 1, which is incorporated herein by reference.
     10.14    SRS Labs, Inc. Supplemental Executive Incentive Bonus Plan,
              previously filed with the Commission as Exhibit 10.14 to the
              1996 Annual Report, which is incorporated herein by
              reference.
     10.15    Form of Indemnification Agreement, previously filed with the
              Commission as Exhibit 10.20 to the Registration Statement
              Amendment No. 1, which is incorporated herein by reference.
     10.16    Employment Agreement dated as of March 2, 1998, by and among the Company,Valence Technology Inc., and Thomas Wah Tong
              Wan.
     10.17    Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Semiconductor Design Limited, and Choi
              Yat Ming.
     10.18    Employment Agreement dated as of March 2, 1998, by and among the Company, LEC Electronic Components Limited, and Wong Yin
              Bun.
     10.19    Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Thomrose Holdings (BVI) Limited, and
              Thomas Wah Tong Wan, previously filed with the Commission as
              Exhibit 2.5 to the Form 8-K, which is incorporated herein by reference.
     10.20    Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Cape Spencer International Limited and
              Wong Yin Bun, previously filed with the Commission as
              Exhibit 2.6 to the Form 8-K, which is incorporated herein by reference.
     10.21    Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Rayfa (BVI) Limited and Choi Yat Ming,
              previously filed with the Commission as Exhibit 2.7 to the
              Form 8-K, which is incorporated herein by reference.

              Other Material Contracts

     10.22 Shareholders Agreement dated as of January 27, 1994, between the Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.3 to the Company's Registration Statement on Form SB-2, specifically included in Amendment No. 2 to such Registration Statement filed with the Commission on August
              2, 1996 (File No. 333-4974-LA) (the "Registration Statement
              Amendment No. 2"), which is incorporated herein by reference.
     10.23 Shareholders Agreement II dated as of January 9, 1995, between the Company and the Shareholders of the Company named therein, previously filed with the Commission as
              Exhibit 9.1 to the Registration Statement, which is incorporated herein by reference.
     10.24 Shareholders Agreement III dated as of April 21, 1995, between the Company and the Shareholders of the Company named therein, previously filed with the Commission as
              Exhibit 9.2 to the Registration Statement, which is incorporated herein by reference.

    EXHIBIT
      NO.                             DESCRIPTION
    -------                           -----------
     10.25    Asset Purchase Agreement dated as of June 30, 1993, between the Company and Hughes Aircraft, previously filed with the
              Commission as Exhibit 10.1 to the Registration Statement,
              which is incorporated herein by reference.
     10.26    First Amendment to Security Agreement dated as of September
              14, 1994, by and among the Company, Hughes Aircraft,
              Cruttenden & Company, Walter W. Cruttenden III, Pacific
              National Bank and The Thomas Yuen Family Trust, previously filed with the Commission as Exhibit 10.2 to the
              Registration Statement, which is incorporated herein by
              reference.
     10.27    Stock Purchase Agreement dated as of January 9, 1995,
              between the Company and Packard Bell Electronics, Inc. d/b/a
              Packard Bell Corporation, previously filed with the
              Commission as Exhibit 10.3 to the Registration Statement
              Amendment No. 2, which is incorporated herein by reference.
     10.28    Amended and Restated Stock Option Agreement dated as of
              January 9, 1995, between the Company and Packard Bell
              Electronics, Inc. d/b/a/ Packard Bell Corporation,
              previously filed with the Commission as Exhibit 10.4 to the
              Registration Statement, which is incorporated herein by
              reference.
     10.29    License Agreement dated as of January 9, 1995, between the
              Company and Packard Bell Electronics, Inc. d/b/a/ Packard
              Bell Corporation, previously filed with the Commission as
              Exhibit 10.5 to the Company's Registration Statement on Form
              SB-2, specifically included in Amendment No. 3 to such
              Registration Statement filed with the Commission on August
              7, 1996 (File No. 333-4974-LA) (the "Registration Statement
              Amendment No. 3"), which is incorporated herein by
              reference.
     10.30    License Agreement dated as of June 27, 1988, between Hughes
              Aircraft and Sony Corporation, as amended and assigned to
              the Company, previously filed with the Commission as Exhibit
              10.6 to the Registration Statement Amendment No. 3, which is incorporated herein by reference.
     10.31    Real Property Lease dated June 1, 1994, between the Company and Daimler Commerce Partners, L.P., a California Limited
              Partnership, previously filed with the Commission as Exhibit
              10.7 to the Registration Statement, which is incorporated
              herein by reference.
     10.32    Industrial Real Estate Lease dated May 30, 1997, between the
              Company and Daimler Commerce Partners, L.P., previously
              filed with the Commission as Exhibit 10.1 to the Company's
              Form 10-QSB for the quarterly period ended June 30, 1997,
              filed with the Commission on August 13, 1997, which is
              incorporated herein by reference.
     10.33    Tenancy Agreement dated September 1, 1995, by and between
              Hong Kong Industrial Technology Centre Corporation and
              Valence Semiconductor Design Limited relating to the
              premises located at Unit 413 on the Fourth Floor of the Hong
              Kong Industrial Technology Centre.
     10.34    Tenancy Agreement commencing January 1, 1998, by and between
              Jugada Company Limited and Valence Semiconductor Design
              Limited relating to the premises located at Workshops Nos.
              1, 2, 3, 4, 5, 6, 7 and 8 on the 19th Floor of APEC Plaza,
              No. 49 Hoi Yuen Road, Kwun Tong, Hong Kong.
     10.35    Stock Divestment Agreement dated July 1, 1996, between the
              Company, Thomas C.K. Yuen, Stephen V. Sedmak and Walter W.
              Cruttenden III, previously filed with the Commission as
              Exhibit 10.17 to the Registration Statement Amendment No. 2,
              which is incorporated herein by reference.
     10.36    Services Agreement dated July 1, 1996, between the Company and Sierra Digital Productions, Inc., previously filed with the Commission as Exhibit 10.19 to the Registration
              Statement Amendment No. 1, which is incorporated herein by reference.
     10.37    Registration Rights Agreement dated as of January 28, 1998, by and between the Company and R.G.A. & Associates, Ltd.,
              d/b/a ToteVision and VIP Labs(R) and William S. Taraday.

    EXHIBIT
      NO.                             DESCRIPTION
    -------                           -----------
     10.38    Warrant to Purchase 94,000 Shares of Common Stock of the
              Company dated February 26, 1998, held by R.G.A. &
              Associates, Ltd., d/b/a ToteVision and VIP Labs(R).
     10.39    Warrant to Purchase 2,500 Shares of Common Stock of the
              Company dated February 26, 1998, held by Herbert H. Wax.
     10.40    Warrant to Purchase 2,500 Shares of Common Stock of the
              Company dated February 26, 1998, held by Steven E. Loyd.
     10.41    Warrant to Purchase 1,000 Shares of Common Stock of the
              Company dated February 26, 1998, held by the Van Valkenberg
              Furber Law Group, P.L.L.C.
     10.42    Business Loan Agreement dated March 4, 1998, between the
              Company and Bank of America National Trust and Savings
              Association.
     21       Subsidiaries.
     23       Consent of Deloitte & Touche LLP dated March 30, 1998.
     24       Power of attorney (included on page 44 of the Form 10-KSB).
     27.1     Financial Data Schedule (FYE 1997).
     27.2     Financial Data Schedule (Q 1-3, 1997, Restated).
     27.3     Financial Data Schedule (Q 3 and FYE 1996, Restated).