Form 10-Q
period 1998-03-31
SRS LABS INC
filed 1998-05-15
CIK 1016470

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ------------------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-21123

                                 SRS LABS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                      33-0714264
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                2909 DAIMLER STREET, SANTA ANA, CALIFORNIA 92705
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (949) 442-1070
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of April 30, 1998, 11,507,629 shares of the issuer's common stock, par value $.001 per share, were outstanding.

================================================================================

                                 SRS LABS, INC.

                                   FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1998

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements
          Consolidated Balance Sheets as of March 31, 1998 (unaudited)
          and December 31, 1997.......................................    3
          Consolidated Statements of Operations for the Three Months
          Ended March 31, 1998 and 1997 (unaudited)...................    4
          Consolidated Statements of Cash Flows for the three month
          periods ended March 31, 1998 and 1997 (unaudited)...........    5
          Notes to the Interim Unaudited Consolidated Financial
          Statements..................................................    7
          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................   10
          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk.........................................   14

PART II.  OTHER INFORMATION
          Item 2. Changes in Securities and Use of Proceeds...........   15
          Item 6. Exhibits and Reports on Form 8-K....................   17
SIGNATURES............................................................   19

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 SRS LABS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,         DECEMBER 31,
                                                                    1998               1997
                                                                ------------    ------------------
                                                                (UNAUDITED)
                                              ASSETS

Current assets:
  Cash and cash equivalents.................................    $  7,371,702       $ 4,446,753
  Investments available for sale............................              --         2,010,775
  Accounts receivable.......................................       5,813,967         3,989,927
  Inventories...............................................       4,369,032                --
  Prepaid expenses and other current assets.................         633,063           578,957
  Deferred income taxes.....................................         505,674           170,674
                                                                ------------       -----------
          Total current assets..............................      18,693,438        11,197,086

INVESTMENTS AVAILABLE FOR SALE..............................      14,091,967        19,556,262

FURNITURE, FIXTURES & EQUIPMENT -- net......................       1,365,801           245,779

INTANGIBLE ASSETS -- net....................................       6,054,663           313,673

DEFERRED INCOME TAXES.......................................         229,223           229,223
                                                                ------------       -----------
          TOTAL ASSETS......................................    $ 40,435,092       $31,542,023
                                                                ============       ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................    $  6,630,668       $   202,352
  Accrued liabilities.......................................       1,071,245           826,242
  Line of Credit............................................       7,000,000                --
  Income taxes payable......................................         835,101         1,011,426
  Current portion of consideration due on asset purchase....          29,984            81,804
                                                                ------------       -----------
          Total current liabilities.........................      15,566,998         2,121,824

STOCKHOLDERS' EQUITY

Preferred stock -- $.001 par value 2,000,000 shares
  authorized; no shares issued and outstanding
Common stock -- $.001 par value 56,000,000 shares
  authorized; 11,505,754 (at March 31, 1998) and 9,609,867
  (at December 31, 1997) shares issued and outstanding......          11,506             9,610
Additional paid-in capital..................................      38,693,116        25,022,437
Deferred stock option compensation..........................         257,757           231,087
Unrealized gain on investments available for sale...........         123,184           163,600
Retained earnings (deficit).................................     (14,217,469)        3,993,465
                                                                ------------       -----------
          Total Stockholders' equity........................      24,868,094        29,420,199
                                                                ------------       -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $ 40,435,092       $31,542,023
                                                                ============       ===========

                See accompanying notes to financial statements.

                                 SRS LABS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                  1998          1997
                                                              ------------   ----------
REVENUES
Chip Design and Licensing Revenue...........................  $  2,881,961   $2,212,100
Product and Component Sales.................................     4,175,435           --
                                                              ------------   ----------
          Total revenues....................................     7,057,396    2,212,100
COST OF SALES...............................................     4,398,416       39,194
                                                              ------------   ----------
GROSS MARGIN................................................     2,658,980    2,172,906
SALES AND MARKETING.........................................     1,188,894      428,662
RESEARCH AND DEVELOPMENT....................................       399,079      183,592
GENERAL AND ADMINISTRATIVE..................................     1,252,823      715,160
                                                              ------------   ----------
OPERATING INCOME/(LOSS) BEFORE WRITE OFF OF ACQUIRED
  IN-PROCESS RESEARCH AND DEVELOPMENT.......................      (181,816)     845,492
WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT...    18,510,378           --
                                                              ------------   ----------
INCOME/(LOSS) FROM OPERATIONS...............................   (18,692,194)     845,492
OTHER INCOME................................................        77,438           --
INTEREST INCOME, net........................................       120,054      257,644
                                                              ------------   ----------
                                                                   197,492      257,644
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)...........   (18,494,702)   1,103,136
INCOME TAX EXPENSE/(BENEFIT)................................      (283,768)     408,161
                                                              ------------   ----------
NET INCOME/(LOSS)...........................................  $(18,210,934)  $  694,975
                                                              ============   ==========
NET INCOME/(LOSS) PER COMMON SHARE:
  BASIC.....................................................  $      (1.68)  $     0.07
                                                              ============   ==========
WEIGHTED AVERAGE SHARES USED IN THE CALCULATION OF NET
  INCOME/(LOSS) PER COMMON SHARE:
  BASIC.....................................................    10,852,052    9,493,876
                                                              ============   ==========

                See accompanying notes to financial statements.

                                 SRS LABS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                  1998          1997
                                                              ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)...........................................  $(18,210,934)  $  694,975
Adjustments to reconcile net income/(loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................       359,399       77,305
  Deferred income taxes.....................................      (335,000)          --
  Write-off of acquired in-process research and
     development............................................    18,510,378           --
  Amortization of premium on investments available for
     sale...................................................        56,197       27,301
  Accretion of consideration due on asset purchase..........         4,098        5,961
  Increase in deferred compensation.........................        26,670       22,941
  Changes in operating accounts -- net of effect of
     acquisitions:
     Decrease (increase) in accounts receivable.............     1,448,496     (591,606)
     Decrease in inventories................................     2,262,754           --
     Decrease in prepaid expenses and other current
      assets................................................       398,660       43,030
     Decrease in accounts payable...........................    (2,123,534)    (132,810)
     Increase (decrease) in other accrued liabilities.......       153,648      (13,752)
     (Decrease) increase in income taxes payable............      (446,163)     318,614
                                                              ------------   ----------
       Net cash provided by operations......................     2,104,669      451,959
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment.............       (72,640)     (10,341)
  Proceeds from sale of investments available for sale......     7,467,571           --
  Cash paid for acquisitions, less cash acquired............    (6,911,216)          --
                                                              ------------   ----------
     Net cash provided (used) in investing activities.......       483,715      (10,341)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Line of Credit..............................     7,000,000           --
  Payments on Subsidiary debt...............................    (6,755,382)          --
  Payment of consideration due on asset purchase............       (55,918)     (76,761)
  Exercise of stock options.................................       147,865       83,580
                                                              ------------   ----------
     Net cash provided by financing activities..............       336,565        6,819
                                                              ------------   ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     2,924,949      448,437
CASH AND CASH EQUIVALENTS, beginning of period..............     4,446,753    3,455,997
                                                              ------------   ----------
CASH AND CASH EQUIVALENTS, end of period....................  $  7,371,702   $3,904,434
                                                              ============   ==========
SUPPLEMENTAL DISCLOSURES ON NON CASH TRANSACTIONS
  Additional consideration accrued for asset purchase.......  $         --   $   41,794
  Unrealized gain on investments, net.......................  $     40,414   $   86,245

                See accompanying notes to financial statements.

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITY

During the period ended March 31, 1998, the Company issued
  1,680,611 shares of common stock in payment of $12,105,778 of the acquisition price of Valence Technologies, Inc.
  (Note 2)
During the period ended March 31, 1998, the Company issued
  125,000 shares of common stock in consideration for
  certain noncompetition agreements with the key employees
  of Valence. The shares have an ascribed fair value of
  $900,400. (Note 2)
During the period ended March 31, 1998, the Company issued
  25,000 shares of common stock in conjunction with the
  acquisition of VIP. The shares have an ascribed fair value of $176,575. (Note 2)
During the period ended March 31, 1998, the Company issued
  warrants to purchase 100,000 shares of common stock in
  conjunction with the acquisition of VIP. The warrants have an ascribed value of $341,957. (Note 2)
The Company acquired the stock of Valence Technologies, Inc.
  during the period ended March 31, 1998 (Note 2).
In conjunction with the acquisition, certain liabilities
  were assumed as follows:
  Fair value of assets acquired.............................  $ 14,076,279
  Acquired in-process research and development costs........    17,471,668
  Acquired intangible assets................................     5,910,400
          Total consideration...............................   (21,879,033)
                                                              ------------
  Liabilities assumed.......................................  $ 15,579,314
                                                              ============

                See accompanying notes to financial statements.

                                 SRS LABS, INC.

        NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL/BASIS OF PRESENTATION

     SRS Labs, Inc. (the "Company") is known as a leading developer, marketer and licensor of contemporary audio and voice technologies to the various consumer product markets including consumer home audio, computer multimedia, car audio, and professional sound. Through its recent acquisition (see Note 2) of Valence Technology Inc. ("Valence"), the Company now has added business operations engaged in technology licensing and the design and sale of application-specific integrated circuits (ASIC) and other semiconductor products; the design, manufacture and sale of consumer electronics products; and the distribution of components and products within mainland China and throughout Asia.

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

     In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997, the Consolidated Statements of Operations for the three month periods ended March 31, 1998 and 1997 and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and 1997. The Consolidated Statements of Operations for the three month period ended March 31, 1998 are not necessarily indicative of the Statements of Operations for the entire fiscal year ending December 31, 1998. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 and the Current Report on Form 8-K/A dated May 18, 1998, scheduled to be filed on May 18, 1998. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

2.  ACQUISITIONS

     On March 2, 1998, the Company acquired (the "Acquisition") all of the outstanding shares of capital stock of Valence Technology Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and China ("Valence"). Valence, which conducts its business through its subsidiaries based in Hong Kong and China, is engaged in three primary areas of business, namely, the design and sale of application-specific integrated circuits (ASIC) and other semiconductor products; the design, manufacture, and sale of consumer electronics products; and the distribution of components and products within mainland China and throughout Asia. The aggregate purchase price of $19,500,000 consisted of approximately $7,400,000 in cash and 1,680,611 shares of the Company's common stock. The acquisition was accounted for as a purchase and as having an effective date of February 1, 1998. In connection with such acquisition, three of the four management shareholders and their respective sole shareholders, each of whom was a key employee of Valence or one of its subsidiaries, entered into noncompetition agreements with the Company. In consideration for these agreements and for a nominal cash payment equal to the par value of the shares, the Company issued an aggregate of an additional 125,000 shares of its common stock to such three shareholders.

                                 SRS LABS, INC.

                  NOTES TO THE INTERIM UNAUDITED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

     The following summarizes the consideration granted for the acquisition of Valence and non-compete agreements, the allocation of the purchase price and other purchase accounting adjustments:

Cash........................................................  $ 7,394,222
Common Stock................................................   13,006,178
                                                              -----------
Total purchase price........................................   20,400,400
Deficiency in net assets acquired...........................    1,503,035
Estimated acquisition costs.................................    1,478,633
                                                              -----------
Excess of purchase price over net assets....................  $23,382,068
                                                              ===========
Allocation to:
  In-process research and development.......................  $17,471,668
  Intangible assets.........................................    5,910,400
                                                              -----------
                                                              $23,382,068
                                                              ===========

     The resulting intangible assets are being amortized on the straight-line basis over periods ranging from three to eleven years.

     Unaudited proforma combined results of operations for the three months ended March 31, 1998 would have been as follows had the Acquisition occurred on January 1, 1998:

Revenues....................................................  $ 9,395,389
Proforma Net Loss...........................................  $(1,240,486)
Proforma Net Loss Per Share.................................  $      0.11
Weighted Average Shares Outstanding.........................   11,453,923

     On February 28, 1998, the Company acquired certain rights to a proprietary technology, Voice Intelligibility Processor, ("VIP") from a third party. The aggregate consideration, including acquisition costs, was $1,138,710 and was comprised of $620,178 in cash, 25,000 shares of the Company's common stock with a fair value of $176,575 and warrants to purchase 100,000 shares of the Company's common stock at $9.47 per share with a fair value of $341,957. The purchase price allocated to in-process research and development was charged to the Company's operations, resulting in a charge of $1,038,710. The remainder of the purchase price was allocated to an intangible asset and is being amortized over 8 years.

3.  INVESTMENTS AVAILABLE FOR SALE

     The Company has classified its investments as available-for-sale in accordance with SFAS No. 115. As of March 31, 1998, the Company's available-for-sale investments had a cost of $13,883,168 and an estimated fair value of $14,091,967, based on quoted market prices. The unrealized gains on these investments of $208,781, net of income taxes of $85,597, have been reported in the Company's Consolidated Balance Sheet as an increase in stockholders' equity.

4.  CHANGE IN ACCOUNTING PRINCIPLES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires than an entity classify items of other comprehensive earnings by their nature in an annual financial statement . For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized

                                 SRS LABS, INC.

                  NOTES TO THE INTERIM UNAUDITED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income/(loss) is as follows:

                                                        FOR QUARTER ENDED   FOR QUARTER ENDED
                                                         MARCH 31, 1998      MARCH 31, 1997
                                                        -----------------   -----------------
Net income/(loss).....................................    $(18,210,934)         $694,975
Unrealized gain on investments available for sale, net
  of tax..............................................          40,414            20,171
                                                          ------------          --------
          Total comprehensive income (loss)...........    $(18,170,520)         $715,146
                                                          ============          ========

5.  NET INCOME/(LOSS) PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings per Share" (FAS 128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. FAS 128 requires the Company to disclose a basic and diluted earnings per share (EPS). The Company adopted the provisions of FAS 128 in the fiscal year ending December 31, 1997. The following is an illustration of the reconciliation of the numerators and the denominators of the basic and diluted net income/(loss) per common share computations:

                                  FOR QUARTER ENDED MARCH 31,               FOR QUARTER ENDED MARCH 31,
                                             1998                                      1997
                            ---------------------------------------   ---------------------------------------
                              INCOME         SHARES       PER SHARE     INCOME         SHARES       PER SHARE
                            (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                            -----------   -------------   ---------   -----------   -------------   ---------
Basic:
Income/(loss) available to
  common stockholders.....  (18,210,934)   10,852,052      $(1.68)      694,975       9,493,876       $0.07
                                                           ======                                     =====
Effect of Dilutive
  Securities:
Stock Options.............                        N/A                                 1,073,361
Diluted:
Income available to common
  stockholders plus
  assumed conversion......          N/A           N/A         N/A      $694,975      10,567,237       $0.07
                            ===========    ==========      ======      ========      ==========       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SRS Labs, Inc. (the "Company") is known as a leading developer, marketer and licensor of contemporary audio and voice technologies to the various consumer product markets. Through its recent acquisition of Valence Technology Inc. ("Valence"), the Company has added business operations engaged in technology licensing and the design and sale of application-specific integrated circuits (ASIC) and other semiconductor products; the design, manufacture and sale of consumer electronics products; and the distribution of components and products within mainland China and throughout Asia. Valence's principal operations are based in Hong Kong and mainland China.

     From the Company's inception in 1993 through February of 1998, the Company derived substantially all of its revenue from royalties received from technology licenses. On March 2, 1998, the Company acquired all of the outstanding capital stock of Valence for an aggregate purchase price, excluding non-compete agreements and acquisition costs, of $19,500,000 consisting of approximately $7,400,000 in cash and 1,680,611 shares of the Company's common stock, $.001 par value per share (the "Common Stock"). The acquisition was accounted for as a purchase and as having had an effective date of February 1, 1998. The acquisition of Valence has had, and will have, a material impact on the Company's financial statements for the reporting period ending March 31, 1998 and for the reporting periods thereafter; accordingly current and future financial statements may not be directly comparable to the Company's historical financial statements.

     During the first quarter of the fiscal year ending December 31, 1998 ("Fiscal 1998"), the Company also acquired all rights to Voice Intelligibility Processor ("VIP"), which is a patented voice processing technology that improves the intelligibility of the spoken voice, especially in high ambient noise environments. Aggregate consideration, including acquisition costs, was $1,138,710 and was comprised of $620,178 in cash, 25,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at $9.47 per share.

RESULTS OF OPERATIONS

  Revenues

     Total revenues for the three months ended March 31, 1998 were $7,057,396 which includes revenues generated by Valence since February 1, 1998. This contrasts with the first quarter of 1997 where the revenues were $2,212,100 and were generated strictly from the Company's licensing activities. Chip design and licensing revenue of $2,881,961 increased 30.3% compared to the same period last year. Licensing revenue decreased from the same period last year, but was offset by the custom ASIC chip design and chip sales related to Valence's activities. Revenue generated from product and component sales is attributable to Valence and therefore is not comparable to last year.

  Gross Margin

     Gross Margin for the three month period ended March 31, 1998 decreased to 37.7% from 98.2% for the same period in 1997. This decrease results from the shift in the Company's revenue base towards product and electronic component sales which have significantly lower margins from the Company's historic revenue base. The Company's gross margins in the future will depend on the revenue mix between product and electronic component sales and from licensing activities. However, the Company expects product and electronic component sales to make up a significant portion of revenues in the near term causing lower margins.

  Sales and Marketing

     Sales and marketing expenses for the first quarter were $1,188,894, compared to $428,662 for the same quarter last year, an increase of 177.3% which is primarily attributable to the Valence acquisition. Sales and marketing expenses as a percentage of total revenue for the three months ended March 31, 1998 decreased slightly to 16.8% from 19.4% for the three months ended March 31, 1997.

  Research and Development

     Research and development expenses for the first quarter were $399,079, compared to $183,592 for the same quarter last year, an increase of 117.4% which is primarily attributable to the Valence acquisition. Research and development expenses as a percentage of total revenue for the three months ended March 31, 1998 decreased slightly to 5.7% from 8.3% for the three months ended March 31, 1997.

  General and Administrative

     General and administrative expenses for the first quarter were $1,252,823, compared to $715,160 for the same quarter last year, an increase of 75.2% which is primarily attributable to the Valence acquisition. General and administrative expenses as a percentage of total revenue for the three months ended March 31, 1998 decreased substantially to 17.8% from 32.3% for the three months ended March 31, 1997, as the Valence operating expenses are concentrated in sales and marketing and research and development.

  Acquired In-Process Research and Development

     Acquired in-process research and development costs of $18,510,378 during the three months ended March 31, 1998 represented an allocation of a portion of the purchase price of the acquisition of certain assets associated with the VIP technology and the acquisition of the outstanding shares of Valence Technology, Inc. to in-process research and development costs, which, based on management assumptions, had no future alternative use. (See Note 2 of Interim Unaudited Consolidated Financial Statements.)

  Other Income/Interest Income, net

     Net interest and other income resulted in net other income of $197,492, a decrease from the net interest income amount of $257,644 for the first quarter of 1997. The decrease is primarily due to lower average cash and investment balances during the current quarter as compared to the prior year due to the $7,894,222 paid in conjunction with the acquisitions of Valence and VIP.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity at March 31, 1998 consisted of cash, cash equivalents and long term investments of $21.5 million. At March 31, 1997, the Company had cash, cash equivalents and long term investments of approximately $24.7 million.

     The Company has historically financed its operations through the cash provided by its operations and proceeds from its initial public offering of its Common Stock in August 1996. The Company's operating activities provided $2,104,669 in cash for the three months ended March 31, 1998 and $451,959 for the three months ended March 31, 1997. The $1,652,718 increase in cash provided by operations was primarily due to decreases in accounts receivable and inventory which were partially offset by the increase in accounts payable.

     As referenced above, during the first quarter of Fiscal 1998, the Company acquired Valence and VIP. (See Note 2 of Interim Unaudited Consolidated Financial Statements)

     On March 4, 1998, the Company obtained a revolving line of credit with a bank which expires on June 1, 2000, and is secured by certain of the Company's investments. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate or LIBOR plus 0.75%. The Company had $7.0 million outstanding under the line of credit as of March 31, 1998. As a result of the acquisition of Valence, the Company provided Valence $7,000,000 to pay off its short-term debt and other obligations. These funds were drawn by the Company under the above-referenced line of credit.

     The Company anticipates that its primary uses of working capital in future periods will be for the acquisition of new technologies, to provide Valence with additional working capital and increased sales personnel and marketing expenditures associated with the introduction of new technologies and products into the market. The Company also anticipates making additional capital expenditures for the improvement of its operating system infrastructure and management reporting systems in the United States and Hong Kong operations. Management currently estimates these capital expenditures could aggregate $1,500,000.

     Based on current plans, and business conditions, the Company believes that its cash, cash equivalents, investments and/or available borrowings under its line of credit, together with any amounts generated from operations, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

FORWARD-LOOKING STATEMENTS AND FACTORS WHICH MAY AFFECT FUTURE RESULTS

     Included in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, are a number of forward-looking statements that are subject to certain risks and uncertainties that could cause the Company's actual results and financial position to be affected negatively as events unfold in the markets for the Company's products. These events include, but are not limited to, the risks involved in the expansion of the Company's business through acquisitions of new companies like Valence or new technologies like VIP, as well as the risks discussed below. The Company assumes no obligation to update the forward-looking information or the factors listed below to reflect actual results or changes in the factors affecting such forward-looking information.

  Quarterly Fluctuations

     The Company's operating results may fluctuate from those in prior quarters and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company's licensees incorporate SRS or the Company's other technologies into their products, the gain or loss of significant customers, competitive pressures on selling prices, the acceptance of new or enhanced versions of the Company's technologies, the rate that the Company's semiconductor licensees manufacture and distribute chips to OEMs, the ability of the Company to secure one-time license fees for its technologies from new and existing licensees and general business economic conditions, particularly those effecting the consumer electronics market. Due to the Company's dependence on the consumer electronic market, the substantial seasonality of sales in the market could impact the Company's revenues and net income. In particular, the Company believes that there is seasonality relating to the Christmas season as well as the Chinese New Year within the Asia-Pacific region, which fall into the fourth and first quarters respectively.

  Changes to Business Model/Integration of Valence/Refinement of Asian Strategy

     From the Company's inception in 1993 through 1997, the Company derived substantially all of its revenues from licensing activities. As a result of the acquisition of Valence, the Company has added business operations engaged in the design and sale of application-specific integrated circuits (ASIC) and other semiconductor products; the design, manufacture and sale of consumer electronics products; and the distribution of components and products within mainland China and throughout Asia. These operations differ substantially from the Company's previous business model, and future operating results could be affected by a variety of factors including the timing of customer orders, the timing of development revenue, changes in the mix of products distributed and the mix of distribution channels employed, the emergence of new industry standards, product obsolescence and changes in pricing policies by the Company, its competitors or its suppliers.

     The Company's future success will depend in a large part on its ability to successfully integrate the operations of Valence with the Company. The degree to which the Company can successfully integrate such operations will depend on a number of factors, including the Company's ability to expand the scope of its operations beyond technology licensing into the new business of manufacturing electronic and semiconductor products and the Company's ability to increase its market penetration in China. The integration of certain operations following the acquisition will require the dedication of management and other personnel resources which may temporarily distract from the day-to-day business of the combined company. The geographic separation of these operations is likely to place additional strain on the Company's resources. In addition, the Company's significant operations in China and Asia may require refinement to adapt to the changing and expanding market conditions in that region. This refinement may impact certain of the Company's current business directions, including Valence, as the Company attempts to position itself to maximize penetration of these rapidly developing markets. The Company's operations in Asia, and internationally in general, also are subject to risks of unexpected changes in, or impositions of, legislative or regulatory requirements.

     The acquisition of Valence has added significant diversity to the Company's overall business structure and the Company's opportunities. The Company recognizes that in the presence of such corporate diversity, and in particular with regard to the semiconductor industry, there will always exist a potential for a conflict among sales channels between the Company and certain of the Company's technology licensees. Although the operations of the Company's licensing business and those of Valence are generally complementary. there can be no assurances that sales-channel conflicts will not arise. If such potential conflicts do materialize, the Company may or may not be able to mitigate the effect of such perceived conflicts which, if not resolved, may impact the results of operations.

  Currency Risk/Stability of Asian Markets

     The Company expects that international sales will continue to represent a significant portion of total revenues. To date, all of the Company's revenues have been denominated in U.S. dollars and most costs have been incurred in U.S. dollars. It is the Company's expectation that licensing revenues will continue to be denominated in U.S. dollars for the foreseeable future. With its acquisition of Valence and the Company's anticipated expansion of its business in China and other parts of Asia, the Company's consolidated operations and financial results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which the products are sold. In addition, the Company's valuation of assets recorded as a result of the Valence acquisition also may be adversely impacted by the currency fluctuations relative to the U.S. dollar. The Company intends to actively monitor its foreign exchange exposure and to implement strategies to reduce its foreign exchange risk at such time that the Company determines the benefits of such strategies outweigh the associated costs. However, there is no guarantee that the Company will take steps to insure against such risks and should such risks occur, there is no guarantee that the Company will not be significantly impacted therefrom. Countries in the Asia Pacific region have recently experienced weakness in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for Valence's products, the U.S. dollar value of the Company's and its subsidiaries' foreign currency denominated sales, the availability and supply of product components to Valence and ultimately the Company's consolidated results of operations.

  Competitive Pressures

     The Company's existing and potential competitors include both large and emerging domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources. Competitors of the Company may also include a number of smaller companies which may have greater flexibility to address specific market needs. In addition, the markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining average sales prices and rapid product obsolescence.

  Importance of Intellectual Property

     The Company's ability to compete may be affected by its ability to protect its proprietary information. The Company has filed several United States and foreign patent applications and to date has a number of issued United States and foreign patents covering various aspects of its technologies. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The semiconductor industry is characterized by frequent claims and related litigation regarding patent and other intellectual property rights. The Company is not a party to any claims of this nature. There can be no assurance that third parties will not assert additional claims or initiate litigation against the Company, or its customers with respect to existing or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to determine the scope and validity of the proprietary rights of the Company or others.

  Management of Growth; Dependence on Key Personnel

     The Company has recently experienced rapid growth and expansion with the acquisition of Valence. This acquisition has placed, and will continue to place, a significant strain on its administrative, operation and financial resources, and has resulted, and will continue to result, in a continuing increase in the level of responsibility for both existing and new management personnel. The Company's future success depends in part on the continued service of its key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel. The Company anticipates that future growth, if any, will require it to recruit and hire a number of new personnel in engineering, operations, finance, sales and marketing. Competition for such personnel is intense and there can be no assurance that the Company can retain and recruit necessary personnel to operate its business and support future growth. The Company's ability to manage its growth successfully also will require the Company to continue to expand and improve its administrative, operational, management and financial systems and controls.

  Volatility of Stock Price

     The trading price of the Common Stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in the Company's operating results, announcements of new products or technological innovations by the Company or its competitors, general market fluctuations and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the markets in which the Company does business, or relating to the Company specifically, have in the past resulted and could in the future result in an immediate and adverse effect on the market price of the Common Stock.

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

     The Company and its subsidiaries have evaluated all significant internal operating systems and have determined that their Year 2000 compliance efforts will not be material.

     In addition, the Company and its subsidiaries are actively working with all of its major suppliers and customers to assess their Year 2000 compliance efforts and the Company's exposure to them. At this time, it is not possible to quantify the aggregate cost to the Company and its subsidiaries related to the Year 2000 compliance issues facing the Company's major suppliers and customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES

     During the first quarter of Fiscal 1998, the Company acquired certain assets, including the VIP technology, of R.G.A. & Associates, Ltd., d/b/a ToteVision and VIP Labs ("R.G.A."), pursuant to an Asset Purchase Agreement dated January 28, 1998 (the "VIP Acquisition"). The approximate aggregate purchase price of such assets was $1,000,000. In connection with the VIP Acquisition, on January 28, 1998, the Company (i) issued to R.G.A. 25,000 shares of Common Stock; (ii) granted to R.G.A. a four-year warrant (the "VIP Warrant"), whereby R.G.A., or its registered assigns, may purchase up to 100,000 shares of Common Stock for $9.467 per share (subject to adjustment) and (iii) paid R.G.A. $500,000 in cash. In addition, the Company agreed to pay to R.G.A. for four years' royalties based upon certain percentages from 10% to 15% of licensing royalties generated from use of the VIP patents. Subsequent to the closing of the VIP Acquisition and pursuant to the terms of the VIP Warrant, on February 20, 1998, R.G.A. nominated three persons who performed services for R.G.A. in connection with the VIP Acquisition to receive a portion of the VIP Warrant. On February 27, 1998, such three persons acknowledge receipt of warrants dated February 26, 1998 to purchase 2,500, 2,500 and 1,000 shares of Common Stock, respectively, with R.G.A. acknowledging on February 27, 1998 receipt of the balance of the VIP Warrant dated February 26, 1998 (i.e., to purchase 94,000 shares of Common Stock).

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

     In connection with the Valence Acquisition, three of the four Management Shareholders (the same three that acquired the shares of Common Stock, referenced above) and their respective sole shareholders entered into noncompetition agreement with the Company. In consideration for these agreements and for a nominal cash payment equal to the par value of the shares, the Company issued an aggregate of an additional 125,000 shares of Common Stock to such Management Shareholders.

     The above-referenced securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

USE OF PROCEEDS

     The effective date of the Company's initial public offering of its Common Stock was August 8, 1996 (SEC Registration No. 333-4974-LA). During the first quarter of Fiscal 1998, the Company utilized $7,894,222 of the $22,052,955 net offering proceeds as follows:

                                             DIRECT OR INDIRECT PAYMENTS TO
                                              DIRECTORS, OFFICERS, GENERAL
                                            PARTNERS OF THE ISSUER OR THEIR
                                            ASSOCIATES TO PERSONS OWNING TEN
                                            PERCENT OR MORE OF ANY CLASS OF
                                            EQUITY SECURITIES OF THE ISSUER,    DIRECT OR INDIRECT
                                            AND TO AFFILIATES OF THE ISSUER     PAYMENTS TO OTHERS
                                            --------------------------------    ------------------
Construction of plant, building and
  facilities..............................                --                                --
Purchase and installation of machinery and
  equipment...............................                --                                --
Purchase of real estate...................                --                                --
Acquisition of other business(es).........                --                       $ 7,894,222(1)
Repayment of indebtedness.................                --                                --
Working capital...........................                --                                --
Temporary investment (cash and municipal
  bonds)..................................                --                       $14,158,733(2)

---------------

(1) In connection with the VIP Acquisition, the Company utilized $500,000 of the proceeds as part of the consideration to purchase the VIP technology. In connection with the Valence Acquisition, the Company utilized an aggregate of $7,394,222 of the net proceeds, $1,394,222 in partial payment for 45% of the outstanding shares of Valence common stock held by four of the five shareholders of Valence, and $6,000,000 in payment for 55% of the outstanding shares of Valence common stock held by the remaining shareholder of Valence.

(2) The remaining funds are temporarily invested in cash and municipal bonds pending application.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Report.

       EXHIBIT
         NO.                             DESCRIPTION
       -------                           -----------
        2.1      Stock Purchase Agreement dated as of February 24, 1998, by and among the Company, Valence Technology Inc., Thomrose
                 Holdings (BVI) Limited, Rayfa (BVI) Limited, Cape Spencer
                 International Limited, and Anki (BVI) Limited, previously
                 filed with the Commission as Exhibit 2.1 to the Company's
                 Current Report on Form 8-K filed with the Commission on
                 March 13, 1998 (the "Form 8-K"), which is incorporated
                 herein by reference.
        2.2      Stock Purchase Agreement dated as of February 24, 1998, by and between the Company and North 22 Capital Partners 2,
                 Inc., previously filed with the Commission as Exhibit 2.2 to the Form 8-K, which is incorporated herein by reference.
        2.3      Asset Purchase Agreement dated as of January 28, 1998,
                 between the Company and R.G.A. & Associates, Ltd. d/b/a
                 ToteVision and VIP Labs(R), previously filed with the
                 Commission as Exhibit 2.3 to the Company's Annual Report on
                 Form 10-KSB for the fiscal year ended December 31, 1997,
                 filed with the Commission on March 31, 1998 (the "1997
                 Annual Report"), which is incorporated herein by reference.
                 Material Contracts Relating to Management Compensation Plans
                 or Arrangements
       10.1      Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Technology Inc. and Thomas Wah Tong
                 Wan, previously filed with the Commission as Exhibit 10.16 to the 1997 Annual Report, which is incorporated herein by reference.
       10.2      Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Semiconductor Design Limited, and Choi
                 Yat Ming, previously filed with the Commission as Exhibit
                 10.17 to the 1997 Annual Report, which is incorporated
                 herein by reference.
       10.3      Employment Agreement dated as of March 2, 1998, by and among the Company, LEC Electronic Components Limited, and Wong Yin
                 Bun, previously filed with the Commission as Exhibit 10.18 to the 1997 Annual Report, which is incorporated herein by reference.
       10.4      Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Thomrose Holdings (BVI) Limited, and
                 Thomas Wah Tong Wan, previously filed with the Commission as
                 Exhibit 2.5 to the Form 8-K, which is incorporated herein by reference.
       10.5      Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Cape Spencer International Limited and
                 Wong Yin Bun, previously filed with the Commission as
                 Exhibit 2.6 to the Form 8-K, which is incorporated herein by reference.
       10.6      Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Rayfa (BVI) Limited and Choi Yat Ming,
                 previously filed with the Commission as Exhibit 2.7 to the
                 Form 8-K, which is incorporated herein by reference.
                 Other Material Contracts
       10.7      Tenancy Agreement commencing January 1, 1998, by and between
                 Jugada Company Limited and Valence Semiconductor Design
                 Limited relating to the premises located at Workshops Nos.
                 1, 2, 3, 4, 5, 6, 7 and 8 on the 19th Floor of APEC Plaza,
                 No. 49 Hoi Yuen Road, Kwun Tong, Hong Kong, previously filed with the Commission as Exhibit 10.34 to the 1997 Annual
                 Report, which is incorporated herein by reference.
       10.8      Registration Rights Agreement dated as of January 28, 1998, by and between the Company and R.G.A. & Associates, Ltd.,
                 d/b/a ToteVision and VIP Labs(R) and William S. Taraday,
                 previously filed with the Commission as Exhibit 10.37 to the
                 1997 Annual Report, which is incorporated herein by
                 reference.

       EXHIBIT
         NO.                             DESCRIPTION
       -------                           -----------
       10.9      Warrant to Purchase 94,000 Shares of Common Stock of the
                 Company dated February 26, 1998, held by R.G.A. &
                 Associates, Ltd., d/b/a ToteVision and VIP Labs(R),
                 previously filed with the Commission as Exhibit 10.38 to the
                 1997 Annual Report, which is incorporated herein by
                 reference.
       10.10     Warrant to Purchase 2,500 Shares of Common Stock of the
                 Company dated February 26, 1998, held by Herbert H. Wax,
                 previously filed with the Commission as Exhibit 10.39 to the
                 1997 Annual Report, which is incorporated herein by
                 reference.
       10.11     Warrant to Purchase 2,500 Shares of Common Stock of the
                 Company dated February 26, 1998, held by Steven E. Loyd,
                 previously filed with the Commission as Exhibit 10.40 to the
                 1997 Annual Report, which is incorporated herein by
                 reference.
       10.12     Warrant to Purchase 1,000 Shares of Common Stock of the
                 Company dated February 26, 1998, held by the Van Valkenberg
                 Furber Law Group, P.L.L.C., previously filed with the
                 Commission as Exhibit 10.41 to the 1997 Annual Report, which is incorporated herein by reference.
       10.13     Business Loan Agreement dated March 4, 1998, between the
                 Company and Bank of America National Trust and Savings
                 Association, previously filed with the Commission as Exhibit
                 10.42 to the 1997 Annual Report, which is incorporated
                 herein by reference.
       27        Financial Data Schedule

     (b) Reports on Form 8-K

     During the three month period ended March 31, 1998, the Company filed one Current Report on Form 8-K dated March 12, 1998 with the Commission on March 13, 1998, reporting under Item 2 therein, the acquisition of Valence. Pursuant to Instruction (a) (4) to Item 7 of Form 8-K, the Company undertook to file the financial information required by Items 7 (a) and 7 (b) by amendment no later than May 18, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SRS LABS, INC.,
                                         a Delaware Corporation

Date: May 14, 1998                       By:  /s/  JANET M. BISKI
                                            ------------------------------------
                                            Janet M. Biski
                                            Vice President, Chief Financial
                                              Officer and
                                            Secretary (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                             DESCRIPTION
       -------                           -----------
        2.1      Stock Purchase Agreement dated as of February 24, 1998, by and among the Company, Valence Technology Inc., Thomrose
                 Holdings (BVI) Limited, Rayfa (BVI) Limited, Cape Spencer
                 International Limited, and Anki (BVI) Limited, previously
                 filed with the Commission as Exhibit 2.1 to the Company's
                 Current Report on Form 8-K filed with the Commission on
                 March 13, 1998 (the "Form 8-K"), which is incorporated
                 herein by reference.
        2.2      Stock Purchase Agreement dated as of February 24, 1998, by and between the Company and North 22 Capital Partners 2,
                 Inc., previously filed with the Commission as Exhibit 2.2 to the Form 8-K, which is incorporated herein by reference.
        2.3      Asset Purchase Agreement dated as of January 28, 1998,
                 between the Company and R.G.A. & Associates, Ltd. d/b/a
                 ToteVision and VIP Labs(R), previously filed with the
                 Commission as Exhibit 2.3 to the Company's Annual Report on
                 Form 10-KSB for the fiscal year ended December 31, 1997,
                 filed with the Commission on March 31, 1998 (the "1997
                 Annual Report"), which is incorporated herein by reference.
                 Material Contracts Relating to Management Compensation Plans
                 or Arrangements
       10.1      Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Technology Inc. and Thomas Wah Tong
                 Wan, previously filed with the Commission as Exhibit 10.16 to the 1997 Annual Report, which is incorporated herein by reference.
       10.2      Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Semiconductor Design Limited, and Choi
                 Yat Ming, previously filed with the Commission as Exhibit
                 10.17 to the 1997 Annual Report, which is incorporated
                 herein by reference.
       10.3      Employment Agreement dated as of March 2, 1998, by and among the Company, LEC Electronic Components Limited, and Wong Yin
                 Bun, previously filed with the Commission as Exhibit 10.18 to the 1997 Annual Report, which is incorporated herein by reference.
       10.4      Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Thomrose Holdings (BVI) Limited, and
                 Thomas Wah Tong Wan, previously filed with the Commission as
                 Exhibit 2.5 to the Form 8-K, which is incorporated herein by reference.
       10.5      Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Cape Spencer International Limited and
                 Wong Yin Bun, previously filed with the Commission as
                 Exhibit 2.6 to the Form 8-K, which is incorporated herein by reference.
       10.6      Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Rayfa (BVI) Limited and Choi Yat Ming,
                 previously filed with the Commission as Exhibit 2.7 to the
                 Form 8-K, which is incorporated herein by reference.
                 Other Material Contracts
       10.7      Tenancy Agreement commencing January 1, 1998, by and between
                 Jugada Company Limited and Valence Semiconductor Design
                 Limited relating to the premises located at Workshops Nos.
                 1, 2, 3, 4, 5, 6, 7 and 8 on the 19th Floor of APEC Plaza,
                 No. 49 Hoi Yuen Road, Kwun Tong, Hong Kong, previously filed with the Commission as Exhibit 10.34 to the 1997 Annual
                 Report, which is incorporated herein by reference.
       10.8      Registration Rights Agreement dated as of January 28, 1998, by and between the Company and R.G.A. & Associates, Ltd.,
                 d/b/a ToteVision and VIP Labs(R) and William S. Taraday,
                 previously filed with the Commission as Exhibit 10.37 to the
                 1997 Annual Report, which is incorporated herein by
                 reference.
       10.9      Warrant to Purchase 94,000 Shares of Common Stock of the
                 Company dated February 26, 1998, held by R.G.A. &
                 Associates, Ltd., d/b/a ToteVision and VIP Labs(R),
                 previously filed with the Commission as Exhibit 10.38 to the
                 1997 Annual Report, which is incorporated herein by
                 reference.

       EXHIBIT
         NO.                             DESCRIPTION
       -------                           -----------
       10.10     Warrant to Purchase 2,500 Shares of Common Stock of the
                 Company dated February 26, 1998, held by Herbert H. Wax,
                 previously filed with the Commission as Exhibit 10.39 to the
                 1997 Annual Report, which is incorporated herein by
                 reference.
       10.11     Warrant to Purchase 2,500 Shares of Common Stock of the
                 Company dated February 26, 1998, held by Steven E. Loyd,
                 previously filed with the Commission as Exhibit 10.40 to the
                 1997 Annual Report, which is incorporated herein by
                 reference.
       10.12     Warrant to Purchase 1,000 Shares of Common Stock of the
                 Company dated February 26, 1998, held by the Van Valkenberg
                 Furber Law Group, P.L.L.C., previously filed with the
                 Commission as Exhibit 10.41 to the 1997 Annual Report, which is incorporated herein by reference.
       10.13     Business Loan Agreement dated March 4, 1998, between the
                 Company and Bank of America National Trust and Savings
                 Association, previously filed with the Commission as Exhibit
                 10.42 to the 1997 Annual Report, which is incorporated
                 herein by reference.
       27        Financial Data Schedule