Form 10-Q
period 1998-06-30
SRS LABS INC
filed 1998-08-14
CIK 1016470

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 0-21123

                                 SRS LABS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                 --------------

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

                                 NOT APPLICABLE
     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGES SINCE
                                  LAST REPORT)
                                 --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X] Yes   [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of July 31, 1998, 11,612,423 shares of the issuer's common stock, par value $.001 per share, were outstanding.

================================================================================

                                 SRS LABS, INC.

                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1998

                                      INDEX


                                                                                                Page
                                                                                                ----

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets as of June 30, 1998 (Unaudited)
            and December 31, 1997                                                                  3

            Consolidated Statements of Operations for the three months and
            six months ended June 30, 1998 and 1997 (Unaudited)                                    4

            Consolidated Statements of Cash Flows for the six months ended
            June 30, 1998 and 1997 (Unaudited)                                                     5

            Notes to the Interim Consolidated Financial Statements (Unaudited)                     7

    Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                         11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                            17


PART II - OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds                                             18

    Item 4. Submission of Matters to a Vote of Security Holders                                   18

    Item 6. Exhibits and Reports on Form 8-K                                                      19


SIGNATURES                                                                                        20

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                 SRS LABS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                           June 30,
                                                                                             1998               December 31,
                                                                                         (Unaudited)                1997
                                                                                         ------------           ------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                            $  5,104,965           $  4,446,753
    Investments available for sale                                                          2,003,496              2,010,775
    Accounts receivable                                                                     6,048,780              3,989,927
    Inventories                                                                             6,632,774                     --
    Prepaid expenses and other current assets                                               2,626,555                578,957
    Deferred income taxes                                                                     505,674                170,674
                                                                                         ------------           ------------

         TOTAL CURRENT ASSETS                                                              22,922,244             11,197,086

  Investments available for sale                                                           12,045,824             19,556,262
  Furniture, fixtures & equipment, net                                                      1,344,685                245,779
  Intangible assets, net                                                                    6,488,840                313,673
  Deferred income taxes                                                                       229,223                229,223
                                                                                         ------------           ------------

         TOTAL ASSETS                                                                    $ 43,030,816           $ 31,542,023
                                                                                         ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                                     $  7,917,510           $    202,352
    Accrued liabilities                                                                     1,518,977                826,242
    Line of credit                                                                          7,000,000                     --
    Income taxes payable                                                                      678,966              1,011,426
    Current portion of consideration due on asset purchase                                         --                 81,804
                                                                                         ------------           ------------

         TOTAL CURRENT LIABILITIES                                                         17,115,453              2,121,824


STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value 2,000,000 shares authorized;
      no shares issued and outstanding
    Common stock - $.001 par value 56,000,000 shares authorized; 11,612,423 (at
      June 30, 1998) and 9,609,867 (at December 31, 1997)
      shares issued and outstanding                                                            11,613                  9,610
    Additional paid-in capital                                                             39,012,115             25,022,437
    Deferred stock option compensation                                                        282,841                231,087
    Unrealized gain on investments available for sale                                         105,841                163,600
    Retained earnings (deficit)                                                           (13,497,047)             3,993,465
                                                                                         ------------           ------------

         TOTAL STOCKHOLDERS' EQUITY                                                        25,915,363             29,420,199
                                                                                         ------------           ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 43,030,816           $ 31,542,023
                                                                                         ============           ============


                 See accompanying notes to financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                               ------------------------------     -------------------------------
                                                   1998              1997             1998              1997
                                               -------------    -------------     -------------    --------------
REVENUES
Chip and licensing revenue                     $   4,524,467    $   2,115,799     $   7,406,428    $    4,327,899
Product and component sales                        7,100,903               --        11,276,338                --
                                               -------------    -------------     -------------    --------------
   TOTAL REVENUES                                 11,625,370        2,115,799        18,682,766         4,327,899
COST OF SALES                                      7,387,523           75,885        11,785,939           115,079
                                               -------------    -------------     -------------    --------------
GROSS MARGIN                                       4,237,847        2,039,914         6,896,827         4,212,820

Sales and marketing                                1,511,633          361,232         2,700,527           789,894
Research and development                             599,631          114,787           998,710           298,379
General and administrative                         1,368,305          490,373         2,621,128         1,205,533
                                               -------------    -------------     -------------         ---------
OPERATING INCOME BEFORE WRITE-OFF OF ACQUIRED
   IN-PROCESS RESEARCH AND DEVELOPMENT               758,278        1,073,522           576,462         1,919,014
WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH
   AND DEVELOPMENT                                        --               --        18,510,378                --
                                               -------------    -------------     -------------    --------------
   INCOME (LOSS) FROM OPERATIONS                     758,278        1,073,522       (17,933,916)        1,919,014

OTHER INCOME                                              --               --            77,438                --
INTEREST INCOME, NET                                 184,906          272,597           304,960           530,241
                                               -------------    -------------     -------------    --------------
                                                     184,906          272,597           382,398           530,241
INCOME (LOSS) BEFORE INCOME TAX
   EXPENSE (BENEFIT)                                 943,184        1,346,119       (17,551,518)        2,449,255
INCOME TAX EXPENSE (BENEFIT)                         222,762          498,064           (61,006)          906,225
                                               -------------    -------------     -------------    --------------
NET INCOME (LOSS)                              $     720,422    $     848,055     $ (17,490,512)   $    1,543,030
                                               =============    =============     =============    ==============

NET INCOME (LOSS) PER COMMON SHARE
   Basic                                       $        0.06    $        0.09     $      (1.56)    $         0.16
                                               =============    =============     =============    ==============
   Diluted                                     $        0.06    $        0.08     $         N/A    $         0.14
                                               =============    =============     =============    ==============

WEIGHTED AVERAGE SHARES USED IN THE
CALCULATION OF NET INCOME (LOSS) PER
COMMON SHARE
   Basic                                          11,545,318        9,560,089        11,199,935         9,547,807
                                               =============    =============     =============    ==============
   Diluted                                        12,572,615       10,740,610               N/A        10,744,356
                                               =============    =============     =============    ==============


                 See accompanying notes to financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                        -----------------------------------
                                                                                            1998                   1997
                                                                                        ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                       $(17,490,512)          $  1,543,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                           805,683                163,459
     Deferred income taxes                                                                  (335,000)                    --
     Write-off of acquired in-process research and development                            18,510,378                     --
     Realized gain on sales of investments available for sale                                (76,277)                    --
     Amortization of premium on investments available for sale                                32,520                 54,602
     Accretion of consideration due on asset purchase                                          8,196                  5,961
     Increase in deferred compensation                                                        51,754                 43,096
     Increase (decrease) in cash resulting from changes in operating accounts, net of acquisitions:
         Accounts receivable                                                               1,213,908             (1,287,568)
         Inventories                                                                            (988)                    --
         Prepaid expenses and other current assets                                        (1,595,057)               (37,811)
         Accounts payable                                                                   (836,693)              (115,268)
         Other accrued liabilities                                                           692,735               (224,227)
         Income taxes payable                                                               (477,042)               545,031
                                                                                        ------------           ------------
     Net cash provided by operations                                                         503,606                690,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment                                                (95,292)               (15,373)
Proceeds from sales of investments available for sale                                      7,467,572
Purchases of investments available for sale                                                                        (580,256)
Cash paid for acquisitions, less cash acquired                                            (6,911,216)                    --
Expenditures related to patents                                                             (534,985)               (51,439)
                                                                                        ------------           ------------
     Net cash used in investing activities                                                   (73,921)              (647,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit                                                               7,000,000                     --
Payments on subsidiary debt                                                               (6,846,737)                    --
Payment of consideration due on asset purchase                                               (91,707)              (112,305)
Exercise of stock options                                                                    166,971                140,543
                                                                                        ------------           ------------
     Net cash provided by financing activities                                               228,527                 28,238
                                                                                        ------------           ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    658,212                 71,475
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             4,446,753              3,455,997
                                                                                        ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $  5,104,965           $  3,527,472
                                                                                        ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                           $    109,896           $          0
     Income taxes                                                                       $    640,000           $          0

SUPPLEMENTAL DISCLOSURES ON NON-CASH TRANSACTIONS:
   Additional consideration accrued for asset purchase                                  $      8,196           $     41,794
   Unrealized gain (loss) on investments, net                                           $     57,759           $     (7,665)


                 See accompanying notes to financial statements

                                 SRS LABS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITY:

During the six months ended June 30, 1998, the Company issued 1,680,611 shares of common stock in payment of $12,105,778 of the acquisition price of Valence Technologies, Inc. (Note 2)

During the six months ended June 30, 1998, the Company issued 125,000 shares of common stock in consideration for certain non-competition agreements with the key employees of Valence. The shares have an ascribed fair value of $900,400. (Note 2)

During the six months ended June 30, 1998, the Company issued 25,000 shares of common stock in conjunction with the acquisition of VIP. The shares have an ascribed fair value of $176,575. (Note 2)

During the six months ended June 30, 1998, the Company issued warrants to purchase 100,000 shares of common stock in conjunction with the acquisition of VIP. The warrants have an ascribed value of $341,957. (Note 2)

The Company acquired the stock of Valence Technologies, Inc. during the six months ended June 30, 1998 (Note 2)

In conjunction with the acquisition, certain liabilities were assumed as follows:

     Fair value of assets acquired                               $ 14,076,279
     Acquired in-process research and development costs            17,471,668
     Acquired intangible assets                                     5,910,400
       Total consideration                                        (21,879,033)
                                                                 ------------
     Liabilities assumed                                         $ 15,579,314
                                                                 ============

During the six months ended June 30, 1998, the Company issued 35,294 shares of common stock in conjunction with the acquisition of certain rights associated with the Circle Surround technology. The shares have an ascribed fair value of $300,000. (Note 2)




                 See accompanying notes to financial statements

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   GENERAL/BASIS OF PRESENTATION

     SRS Labs, Inc. (the "Company") is known as a leading provider of audio and voice enhancement technology solutions. The Company's business consists of licensing audio and voice enhancement technologies to manufacturers of consumer electronics, computer, gaming and telecommunications equipment; the design of custom ASICs (application-specific integrated circuits) for consumer electronics, game, telecommunications and personal computer manufacturers; the distribution of components, chips and assembly systems for the China and Hong Kong markets; and the manufacturing and marketing of home theater and game products for the Asian consumer marketplace.

     The accompanying interim consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of December 31, 1997) in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included.

     The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, the Current Report on Form 8-K dated March 12, 1998 and the Current Report on Form 8-K/A dated May 18, 1998. Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.   ACQUISITIONS

     On March 2, 1998, the Company acquired (the "Acquisition") all of the outstanding shares of capital stock of Valence Technology Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and China ("Valence"). Valence, which conducts its business through its subsidiaries based in Hong Kong and China, is engaged in three primary areas of business, namely, the design and sale of application-specific integrated circuits (ASICs) and other semiconductor products; the design, manufacture and sale of consumer electronics products; and the distribution of components and products within mainland China and throughout Asia. The aggregate purchase price of $19,500,000 consisted of approximately $7,400,000 in cash and 1,680,611 shares of the Company's common stock. The acquisition was accounted for as a purchase having an effective date of February 1, 1998. In connection with such acquisition, three of the four management shareholders and their respective sole shareholders, each of whom was a key employee of Valence or one of its subsidiaries, entered into non-competition agreements with the Company. In consideration for these agreements and for a nominal cash payment equal to the par value of the shares, the Company issued 125,000 additional shares of its common stock in aggregate to such three shareholders.

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The following summarizes the consideration granted for the acquisition of Valence and non-compete agreements, the allocation of the purchase price and other purchase accounting adjustments:

     Cash                                                              $   7,394,222
     Common stock                                                         13,006,178
                                                                       -------------
     Total purchase price                                                 20,400,400
     Deficiency in net assets acquired                                     1,503,035
     Estimated acquisition costs                                           1,478,633
                                                                       -------------
     Excess of purchase price over net assets                          $  23,382,068
                                                                       =============
     Allocation to:
       In-process research and development                             $  17,471,668
       Intangible assets                                                   5,910,400
                                                                       -------------
                                                                       $  23,382,068
                                                                       =============


     The resulting intangible assets are being amortized on a straight-line basis over periods ranging from three to eleven years.

     Unaudited proforma combined results of operations for the six months ended June 30, 1998 would have been as follows had the Acquisition occurred on January 1, 1998:

     Revenues                                                          $  21,020,759
     Proforma Net Loss                                                 $    (520,064)
     Proforma Net Loss Per Share                                       $       (0.05)
     Weighted Average Shares Outstanding                                  11,500,870

     On February 28, 1998, the Company acquired certain rights to a proprietary technology, Voice Intelligibility Processor, ("VIP") from a third party. The aggregate consideration, including acquisition costs, was $1,138,710 and was comprised of $620,178 in cash, 25,000 shares of the Company's common stock with a fair value of $176,575 and warrants to purchase 100,000 shares of the Company's common stock at $9.47 per share with a fair value of $341,957. The purchase price allocated to in-process research and development was charged to the Company's operations, resulting in a charge of $1,038,710. The remainder of the purchase price was allocated to an intangible asset and is being amortized over eight years.

     On May 21, 1998, the Company acquired certain rights to a proprietary technology, Circle Surround, from a third party. The aggregate consideration, including acquisition costs, was $834,985 and was comprised of $534,985 in cash and 35,294 shares of the Company's common stock with a fair value of $300,000. The purchase price was allocated to an intangible asset and is being amortized over ten years.

3.   INVESTMENTS AVAILABLE FOR SALE

     The Company has classified its investments as available-for-sale in accordance with SFAS No. 115. As of June 30, 1998, the Company's available-for-sale investments had a cost of $13,879,987 and an estimated fair value of $14,049,320, based on quoted market prices. The unrealized gains on these investments of $179,393, net of income taxes of $73,552, have been reported in the Company's Consolidated Balance Sheet as an increase in stockholders' equity.

4.    CHANGE IN ACCOUNTING PRINCIPLES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. It also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income (loss) is as follows:

                                                        FOR THREE MONTHS ENDED                          FOR SIX MONTHS ENDED
                                                                JUNE 30,                                     JUNE 30,
                                                   -----------------------------------          -----------------------------------
                                                       1998                   1997                  1998                   1997
                                                   ------------           ------------          ------------           ------------

     Net income (loss)                             $    720,422           $    848,055          $(17,490,512)          $  1,543,030
     Unrealized gain (loss) on investments
       available for sale, net of tax                   (17,343)                81,656               (57,759)                (4,589)
                                                   --------------------------------------------------------------------------------
         Total comprehensive income (loss)         $    703,079           $    929,711          $(17,548,271)          $  1,538,441
                                                   ================================================================================


5.   NET INCOME (LOSS) PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. FAS 128 requires the Company to disclose a basic and diluted earnings per share (EPS). The Company adopted the provisions of FAS 128 in the fiscal year ended December 31, 1997. The following is an illustration of the reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations:

                                                FOR THREE MONTHS                               FOR THREE MONTHS
                                               ENDED JUNE 30, 1998                           ENDED JUNE 30, 1997
                                    -----------------------------------------      -----------------------------------------
                                      INCOME          SHARES        PER SHARE        INCOME          SHARES        PER SHARE
                                    (NUMERATOR)   (DENOMINATOR)       AMOUNT       (NUMERATOR)   (DENOMINATOR)       AMOUNT
                                    -----------   -------------     ---------      -----------   -------------     ---------

BASIC:
Income available to
common stockholders                 $  720,422      11,545,318      $     0.06     $  848,055       9,560,089      $     0.09
DILUTED:
Effect of Dilutive Securities:
Stock options                                        1,027,297                                      1,180,521           (0.01)
                                    ----------      ----------      ----------     ----------      ----------      ----------
Income available to common
stockholders                        $  720,422      12,572,615      $     0.06     $  848,055      10,740,610      $     0.08
                                    ==========      ==========      ==========     ==========      ==========      ==========

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                  FOR SIX MONTHS                                 FOR SIX MONTHS
                                                ENDED JUNE 30, 1998                           ENDED JUNE 30, 1997
                                    --------------------------------------------   --------------------------------------------
                                         LOSS           SHARES       PER SHARE        INCOME          SHARES        PER SHARE
                                     (NUMERATOR)    (DENOMINATOR)      AMOUNT       (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                    ------------    ------------    ------------   ------------    ------------    ------------

BASIC:
Income (loss) available to
common stockholders                 $(17,490,512)     11,199,935    $      (1.56)  $  1,543,030       9,547,807    $       0.16
DILUTED :
Effect of Dilutive Securities:
Stock options                                                                                         1,196,549           (0.02)
                                    ------------    ------------    ------------   ------------    ------------    ------------
Income available to common
stockholders                                 N/A             N/A             N/A   $  1,543,030      10,744,356    $       0.14
                                    ============    ============    ============   ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SRS Labs, Inc. (the "Company") is known as a leading provider of audio and voice enhancement technology solutions. The Company's business consists of licensing audio and voice enhancement technologies to manufacturers of consumer electronics, computer, gaming and telecommunications equipment; the design of custom ASICs (application-specific integrated circuits) for consumer electronics, game, telecommunications and personal computer manufacturers; the distribution of components, chips and assembly systems for the China and Hong Kong markets; and the manufacturing and marketing of home theater and game products for the Asian consumer marketplace.

     From the Company's inception in 1993 through February of 1998, the Company derived substantially all of its revenue from royalties received from technology licenses. On March 2, 1998, the Company acquired all of the outstanding capital stock of Valence Technology Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and China ("Valence") for an aggregate purchase price, excluding non-compete agreements and acquisition costs, of $19,500,000 consisting of approximately $7,400,000 in cash and approximately 1,680,611 shares of the Company's common stock, $.001 par value per share (the "Common Stock"). The acquisition was accounted for as a purchase with an effective date of February 1, 1998. The acquisition of Valence has had, and will continue to have, a material impact on the Company's financial statements for the reporting period ending June 30, 1998 and for the reporting periods thereafter; accordingly, current and future financial statements may not be directly comparable to the Company's historical financial statements.

     During the first quarter of the fiscal year ending December 31, 1998 ("Fiscal 1998"), the Company acquired certain rights to Voice Intelligibility Processor ("VIP"), which is a patented voice processing technology that improves the intelligibility of the spoken voice, especially in high ambient noise environments. Aggregate consideration, including acquisition costs, was $1,138,710 and was comprised of $620,178 in cash, 25,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at $9.47 per share.

     During the second quarter of Fiscal 1998, the Company acquired certain rights to Circle Surround, which is a patented audio delivery system that allows multi-channel surround sound to be encoded into a two-channel stereo format and allows an encoded two-channel audio source or a traditional stereo audio source to be decoded into a multi-channel surround format. The aggregate purchase price, including acquisition costs, was $834,985 and was comprised of $534,985 in cash and 35,294 shares of Common Stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues

     Total revenues for the three months ended June 30, 1998 were $11,625,370 including revenues generated by Valence. This contrasts with the second quarter of 1997 when the revenues of $2,115,799 were generated entirely from the Company's licensing activities. Chip and licensing revenue of $4,524,467 increased 113.8% compared to the same period last year. Licensing revenue decreased from the same period last year, but the decrease was offset by the custom ASIC chip design and chip sales related to Valence's activities. Revenue generated from product and component sales is primarily attributable to Valence; and therefore, is not comparable to last year.

Gross Margin

     Gross margin for the three month period ended June 30, 1998 decreased to 36.5% from 96.4% for the same period in 1997. This decrease results from the shift in the Company's revenue base towards product and electronic component sales which have significantly lower margins compared with the Company's historic technology licensing revenue base. The Company's gross margins in the future will depend on the revenue mix between product and electronic component sales and revenues from licensing and chip activities. However, the Company expects product and electronic component sales to contribute a significant portion of revenues in the near term, resulting in lower anticipated margins compared to its historical margins.

Sales and Marketing

     Sales and marketing expenses for the second quarter were $1,511,633 compared to $361,232 for the same quarter last year, an increase of 318.5% which is primarily due to sales and marketing activities attributed to Valence. Sales and marketing expenses as a percentage of total revenue for the three months ended June 30, 1998 decreased to 13.0% from 17.1% for the three months ended June 30, 1997 due to the leveraging of these expenses over a wider revenue base.

Research and Development

     Research and development expenses for the second quarter were $599,631 compared to $114,787 for the same quarter last year, an increase of 422.4% which is primarily due to research and development activities attributed to Valence. Research and development expenses as a percentage of total revenue for the three months ended June 30, 1998 decreased slightly to 5.2% from 5.4% for the three months ended June 30, 1997.

General and Administrative

     General and administrative expenses for the second quarter were $1,368,305 compared to $490,373 for the same quarter last year, an increase of 179.0% which is primarily attributable to Valence's operations. General and administrative expenses as a percentage of total revenue for the three months ended June 30, 1998 decreased to 11.8% from 23.2% for the three months ended June 30, 1997, as general and administrative expenses are leveraged over a larger revenue base.

Other Income/Interest Income, net

     Net interest income for the second quarter of $184,906 decreased from net interest income of $272,597 for the second quarter of 1997. The decrease is primarily due to lower average cash and investment balances during the current quarter as compared to the prior year due to cash paid in conjunction with the acquisition of Valence and for the acquisition of new technologies.

Income Tax Expense

     Income tax expense for the second quarter was $222,762 compared to $498,064 for the same quarter last year, a decrease of 55.3%. The effective tax rate for the three months ended June 30, 1998, which is based on current estimates of the annual effective income tax rate, was 23.6% compared to 37.0% for the three months ended June 30, 1997. Lower statutory tax rates in the Asian countries where Valence has its principal business operations resulted in a lower consolidated tax rate for the Company.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues

     Total revenues for the six months ended June 30, 1998 were $18,682,766 including revenues generated by Valence since February 1, 1998. This contrasts with the six month period ended June 30, 1997 when the revenues of $4,327,899 were all generated from the Company's licensing activities. Chip and licensing revenue of $7,406,428 increased 71.1% compared to the same period last year. Licensing revenue decreased from the same period last year, but the decrease was offset by the custom ASIC chip design and chip sales related to Valence's activities. Revenue generated from product and component sales is primarily attributable to Valence; and therefore, is not comparable to last year.

Gross Margin

     Gross margin for the six month period ended June 30, 1998 decreased to 36.9% from 97.3% for the same period in 1997. This decrease results from the shift in the Company's revenue base towards product and electronic component sales that have significantly lower margins compared with the Company's historic technology licensing revenue base. The Company's gross margins in the future will depend on the revenue mix between product and electronic component sales and revenues from licensing and chip activities.

However, the Company expects product and electronic component sales to contribute a significant portion of revenues in the near term, resulting in lower anticipated margins compared to its historical margins.

Sales and Marketing

     Sales and marketing expenses for the first six months of 1998 were $2,700,527 compared to $789,894 for the same prior year period, an increase of 241.9% which is primarily due to sales and marketing activities attributed to Valence. Sales and marketing expenses as a percentage of total revenue for the six months ended June 30, 1998 decreased to 14.5% from 18.3% for the six months ended June 30, 1997 due to the leveraging of these expenses over a wider revenue base.

Research and Development

     Research and development expenses for the six months ended June 30, 1998 were $998,710 compared to $298,379 for the same period last year, an increase of 234.7% which is primarily due to research and development activities attributed to Valence. Research and development expenses as a percentage of total revenue for the six months ended June 30, 1998 decreased to 5.3% from 6.9% for the six months ended June 30, 1997.

General and Administrative

     General and administrative expenses for the first six months of 1998 were $2,621,128 compared to $1,205,533 for the comparable prior year period, an increase of 117.4% which is primarily attributable to Valence's operations. General and administrative expenses as a percentage of total revenue for the six months ended June 30, 1998 decreased to 14.0% from 27.9% for the six months ended June 30, 1997, as general and administrative expenses are leveraged over a larger revenue base.

Acquired In-Process Research and Development

     Acquired in-process research and development costs of $18,510,378 during the six month period ended June 30, 1998 represented an allocation of a portion of the purchase price for certain assets associated with the VIP technology and for the acquisition of the outstanding shares of Valence Technology, Inc. to in-process research and development costs, which, based on management assumptions, had no future alternative use. (See Note 2 to the Interim Consolidated Financial Statements.)

Other Income / Interest Income, net

     Net interest and other income resulted in net other income of $382,398, a decrease from the net interest income amount of $530,241 for the first half of 1997. The decrease is primarily due to lower average cash and investment balances during the fiscal year to date as compared to the prior year due to cash paid in conjunction with the acquisition of Valence and for the acquisition of new technologies.

Income Tax Expense (Benefit)

     The income tax benefit for the six months ended June 30, 1998 was $61,006 compared to expense of $906,225 for the same period last year. Lower statutory tax rates in the Asian countries where Valence has its principal business operations contributed to a lower consolidated tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity at June 30, 1998 consisted of cash, cash equivalents and investments aggregating $19.2 million, as well as borrowings available under its credit facility. The Company's cash, cash equivalents and investments serve as collateral for borrowings under the Company's credit facility. At June 30, 1997, the Company had cash, cash equivalents and long term investments of approximately $25.0 million.

     The Company has primarily financed its operations through the cash provided by its operations and proceeds from its initial public offering of Common Stock in August 1996. The Company's operating activities provided

$503,606 in cash for the six months ended June 30, 1998 and $690,305 for the six months ended June 30, 1997. The $186,699 decrease in cash provided by operations was primarily due to the increase in prepaid expenses and other current assets and the decrease in accounts payable resulting from the payment of acquisition related expenses and the payment of estimated corporate income taxes, all of which were partially offset by the decrease in accounts receivable.

     As described above, the Company acquired Valence and additional technologies during the first six months of Fiscal 1998. (See Note 2 to the Interim Consolidated Financial Statements.)

     On March 4, 1998, the Company obtained a revolving line of credit with a bank which expires on June 1, 2000 and is secured by certain of the Company's investments. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate or LIBOR plus 0.75%. The Company had $7.0 million outstanding under the line of credit as of June 30, 1998. As a result of the acquisition of Valence, the Company provided Valence $7.0 million to pay off its short-term debt and other obligations. These funds were provided by borrowings on the above-referenced line of credit.

     The Company anticipates that its primary uses of working capital in future periods will be to acquire new technologies, to provide Valence with additional working capital and to fund increased costs for additional sales headcount and marketing activities associated with the introduction of new technologies and products into the market. The Company also anticipates making additional capital expenditures for the improvement of its operating system infrastructure and management reporting systems in the United States and Hong Kong. Management currently estimates these capital expenditures could aggregate $1,500,000 through 1999.

     Based on current plans and business conditions, the Company believes that its cash, cash equivalents, investments and/or available borrowings under its line of credit, together with any amounts generated from operations, will be sufficient to meet the Company's operating and capital requirements for the foreseeable future. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

FORWARD-LOOKING STATEMENTS AND FACTORS WHICH MAY AFFECT FUTURE RESULTS

     Included in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations are a number of forward-looking statements that are subject to certain risks and uncertainties that could cause the Company's actual results and financial position to be affected negatively as events unfold in the markets for the Company's products. These events include, but are not limited to, the risks involved in the expansion of the Company's business through acquisitions of new companies like Valence or new technologies like VIP and Circle Surround, as well as the risks discussed below. The Company assumes no obligation to update the forward-looking information in this Report or the factors listed below to reflect actual results or changes in the factors affecting such forward-looking information.

Quarterly Fluctuations

     The Company's operating results may fluctuate from those in prior quarters and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company's licensees incorporate SRS or the Company's other technologies into their products, the gain or loss of significant customers, competitive pressures on selling prices, the acceptance of new or enhanced versions of the Company's technologies, the rate that the Company's semiconductor licensees manufacture and distribute chips to original equipment manufacturers ("OEMs"), the ability of the Company to secure one-time license fees for its technologies from new and existing licensees and general business conditions, particularly those affecting the consumer electronics market. Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in the market could impact the Company's revenues and net income. In particular, the Company believes that there is seasonality relating to the Christmas season as well as the Chinese New Year within the Asia-Pacific region which fall into the fourth and first quarters, respectively.

Changes to the Business Model/Integration of Valence/Refinement of Asian
Strategy

     From the Company's inception in 1993 to 1997, the Company derived substantially all of its revenues from licensing activities. As a result of the acquisition of Valence, the Company has added business operations engaged in the design and sale of ASICs and other semiconductor products; the design, manufacture and sale of consumer electronics products; and the distribution of components and products within mainland China and throughout Asia. These operations differ substantially from the Company's previous business model, and future operating results could be affected by a variety of factors, including the timing of customer orders, the timing of development revenue, changes in the mix of products distributed and the mix of distribution channels employed, the emergence of new industry standards, product obsolescence and changes in pricing policies by the Company, its competitors or its suppliers.

     The Company's future success will depend in large part on its ability to successfully integrate the operations of Valence with those of the Company. The degree to which the Company can successfully integrate such operations will depend on a number of factors, including the Company's ability to expand the scope of its operations beyond technology licensing into the new business of manufacturing electronic and semiconductor products and the Company's ability to increase its market penetration in China. The integration of certain operations following the acquisition will require the dedication of management and other personnel resources which may temporarily distract from the day-to-day business of the combined company. The geographic separation of these operations is likely to place additional strain on the Company's resources. In addition, the Company's significant operations in China and Asia may require refinement to adapt to the changing and expanding market conditions in that region. This refinement may impact certain of the Company's current business directions, including Valence, as the Company attempts to position itself to maximize penetration of these rapidly developing markets. The Company's operations in Asia, and internationally in general, also are subject to risks of unexpected changes in, or impositions of, legislative or regulatory requirements.

     The acquisition of Valence has added significant diversity to the Company's overall business structure and the Company's opportunities. The Company recognizes that in the presence of such corporate diversity, and in particular with regard to the semiconductor industry, there will always exist a potential for a conflict among sales channels between the Company and certain of the Company's technology licensees. Although the operations of the Company's licensing business and those of Valence are generally complementary, there can be no assurances that sales channel conflicts will not arise. If such potential conflicts do materialize, the Company may or may not be able to mitigate the effect of such perceived conflicts which, if not resolved, may impact the results of operations.

Currency Risk/Stability of Asian Markets

         The Company expects that international sales will continue to represent a significant portion of total revenues. To date, all of the Company's revenues have been denominated in U.S. dollars and most costs have been incurred in U.S. dollars. It is the Company's expectation that licensing revenues will continue to be denominated in U.S. dollars for the foreseeable future. With its acquisition of Valence and the Company's anticipated expansion of its business in China and other parts of Asia, the Company's consolidated operations and financial results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which the products are sold. In addition, the Company's valuation of assets recorded as a result of the Valence acquisition may also be adversely impacted by the currency fluctuations relative to the U.S. dollar. The Company intends to actively monitor its foreign exchange exposure and to implement strategies to reduce its foreign exchange risk at such time that the Company determines the benefits of such strategies outweigh the associated costs. However, there is no guarantee that the Company will take steps to insure against such risks, and should such risks occur, there is no guarantee that the Company will not be significantly impacted. Countries in the Asia Pacific region have recently experienced weakness in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for Valence's products, the U.S. dollar value of the Company's and its subsidiaries' foreign currency denominated sales, the availability and supply of product components to Valence and ultimately, the Company's consolidated results of operations.

Competitive Pressures

     The Company's existing and potential competitors include both large and emerging domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources. Competitors of the Company may also include a number of smaller companies that may have greater flexibility to address specific market needs. In addition, the markets in which the Company competes are intensely competitive and are characterized by rapid technological changes, declining average sales prices and rapid product obsolescence.

Importance of Intellectual Property

     The Company's ability to compete may be affected by its ability to protect its proprietary information. The Company has filed several U.S. and foreign patent applications and to date has a number of issued U.S. and foreign patents covering various aspects of its technologies. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the U.S. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other property rights. The Company is not currently a party to any claims of this nature. There can be no assurances that third parties will not assert additional claims or initiate litigation against the Company or its customers with respect to existing or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to determine the scope and validity of the proprietary rights of the Company or others.

Management of Growth; Dependence on Key Personnel

     The Company has recently experienced rapid growth and expansion with the acquisition of Valence. This acquisition has placed, and will continue to place, a significant strain on its administrative, operational and financial resources, and has increased, and will continue to increase, the level of responsibility for both existing and new management personnel. The Company's future success depends in part on the continued service of its key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel. The Company anticipates that any future growth will require it to recruit and hire a number of new personnel in engineering, operations, finance, sales and marketing. Competition for such personnel is intense, and there can be no assurance that the Company can retain and recruit necessary personnel to operate its business and support future growth. The Company's ability to manage its growth successfully also will require the Company to continue to expand and improve its administrative, operational, management and financial systems and controls.

Volatility of Stock Price

     The trading price of the Common Stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in the Company's operating results, announcements of new products or technological innovations by the Company or its competitors, general market fluctuations and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the markets in which the Company does business, or relating to the Company specifically, have in the past resulted in, and could in the future result in, an immediate and adverse effect on the market price of the Common Stock.

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

     The Company and its subsidiaries have evaluated all significant internal operating systems and have determined that their Year 2000 compliance efforts will not have a material impact on the results of operations.

     In addition, the Company and its subsidiaries are actively working with all of their major suppliers and customers to assess their Year 2000 compliance efforts and the Company's exposure to them. At this time, it is not possible to quantify the aggregate cost to the Company and its subsidiaries related to the Year 2000 compliance issues facing the Company's major suppliers and customers.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES

     During the second quarter of Fiscal 1998, the Company acquired certain assets, including the Circle Surround technology, of Rocktron Corporation ("Rocktron"), pursuant to an Asset Purchase Agreement dated May 21, 1998 (the "Circle Surround Acquisition") for an aggregate purchase price of $800,000. In connection with the Circle Surround Acquisition, the Company paid to Rocktron $500,000 in cash and issued to Rocktron 35,294 shares of the Company's common stock, $.001 par value per share. In addition, the Company agreed to pay Rocktron royalties based upon certain percentages (ranging from 5-50%) of licensing royalties generated from use of the Circle Surround technology over a ten year period. The securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

USE OF PROCEEDS

     The effective date of the Company's initial public offering of its Common Stock was August 8, 1996 (SEC Registration No. 333-4974-LA). During the second quarter of Fiscal 1998, the Company utilized $500,000 of the $22,052,955 net offering proceeds as follows:

                                                  DIRECT OR INDIRECT PAYMENTS TO
                                                   DIRECTORS, OFFICERS, GENERAL
                                                 PARTNERS OF THE ISSUER OR THEIR
                                                 ASSOCIATES TO PERSONS OWNING TEN
                                                 PERCENT OR MORE OF ANY CLASS OF
                                                 EQUITY SECURITIES OF THE ISSUER,    DIRECT OR INDIRECT
                                                 AND TO AFFILIATES OF THE ISSUER     PAYMENTS TO OTHERS
                                                 --------------------------------    ------------------
Construction of plant, building and
  facilities                                                   --                               --
Purchase and installation of machinery and
  equipment                                                    --                               --
Purchase of real estate                                        --                               --
Acquisition of other business(es)/assets                       --                        8,394,222(1)
Repayment of indebtedness                                      --                               --
Working capital                                                --                               --
Temporary investment (cash and municipal
  bonds)                                                       --                       13,658,733(2)


-------------------------------

(1) In connection with the Circle Surround Acquisition, the Company utilized $500,000 of the net offering proceeds as part of the consideration to acquire assets related to the Circle Surround technology. During the first quarter of Fiscal 1998, the Company utilized an aggregate of $7,894,222 in connection with two other acquisitions (see Note 2 to the Interim Consolidated Financial Statements).

(2) The remaining funds are temporarily invested in cash and municipal bonds pending application.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of SRS Labs, Inc. was held on June 11, 1998 for the purpose of (i) electing two Class II Directors to the Board of Directors; (ii) voting on a proposal to approve an amendment to the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the "Incentive Plan") to increase the number of shares of common stock available for issuance thereunder by 2,500,000; and (iii) voting on a proposal to approve an amendment to the Incentive Plan to allow directors of the Company and any Subsidiary of the Company to participate in the Incentive Plan.

     John AuYeung and John Tu were elected to serve as Class II Directors of the Company for three year terms expiring at the 2001 Annual Meeting of Stockholders. Jeffrey I. Scheinrock and Thomas W.T. Wan continued in office as Class I Directors, and Stephen V. Sedmak and Thomas C.K. Yuen continued in office as Class III Directors. The tabulation of the votes cast for the election of Mr. AuYeung and Mr. Tu was as follows:

                         Votes          Votes
                          For          Withheld
                      ----------      ----------

     Mr. AuYeung      10,182,460          31,481
     Mr. Tu            9,901,090         312,851


     The amendment to the Incentive Plan to increase by 2,500,000 the number of common shares available for issuance was approved. The tabulation of the votes was as follows:

                    Votes            Votes                              Broker
                     For            Against          Abstentions       Non-Votes
                  ---------        ---------         -----------       ---------

                  6,864,052        1,424,325            11,333         1,914,231


     The amendment to the Incentive Plan to allow directors of the Company and its Subsidiaries to participate in the Incentive Plan was approved. The tabulation of the votes was as follows:

                    Votes            Votes                             Broker
                     For            Against          Abstentions     Non-Votes
                  ---------        --------          -----------     ---------

                  9,140,072        1,055,441            18,428           0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits listed below are filed with the U.S. Securities and Exchanges Commission (the "Commission") as part of this Report.

          Exhibit
             No.                       Description
          -------                      -----------

          2.1 Asset Purchase Agreement dated as of May 21, 1998, by and between Rocktron Corporation and the Company.

          10.1 Registration Rights Agreement dated as of May 21, 1998, between Rocktron Corporation and the Company.

          27        Financial Data Schedule


     (b)  Reports on Form 8-K

     Complying with the undertaking set forth in its Current Report on Form 8-K dated March 12, 1998 and filed with the Commission on March 13, 1998 related to the acquisition of Valence, the Company filed with the Commission on May 18, 1998 a Current Report on Form 8-K/A dated May 18, 1998, filing the following financial information relating to the acquisition of Valence: (i) audited consolidated financial statements of Valence for the ten months ended January 31, 1998 and for the year ended March 31, 1997, and the related Independent Auditors' Report and (ii) unaudited pro forma consolidated condensed financial statements of SRS Labs, Inc. for the twelve months ended December 31, 1997 and the three months ended March 31, 1998 reflecting the acquisition of Valence. No other reports on Form 8-K were filed during the three month period ended June 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SRS LABS, INC.,
                                 a Delaware Corporation

Date:  August 14, 1998           By: /s/ JANET M. BISKI
                                     ------------------------------------
                                     Janet M. Biski
                                     Vice President, Chief Financial Officer and
                                     Secretary (Principal Financial and
                                     Accounting Officer)

                                 EXHIBIT INDEX


          Exhibit
             No.                       Description
          -------                      -----------

          2.1 Asset Purchase Agreement dated as of May 21, 1998, by and between Rocktron Corporation and the Company.

          10.1 Registration Rights Agreement dated as of May 21, 1998, between Rocktron Corporation and the Company.

          27        Financial Data Schedule