Form 10-Q
period 1998-09-30
SRS LABS INC
filed 1998-11-16
CIK 1016470

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 --------------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________


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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of October 31, 1998, 11,646,223 shares of the issuer's common stock, par value $.001 per share, were outstanding.

================================================================================

                                 SRS LABS, INC.

                                    FORM 10-Q

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                      INDEX




                                                                                Page
                                                                                ----
Part I - Financial Information

  Item 1. Financial Statements.

          Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
          and December 31, 1997                                                   3

          Consolidated Statements of Operations for the three months and
          nine months ended September 30, 1998 and 1997 (Unaudited)               4

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1998 and 1997 (Unaudited)                                 5

          Notes to the Interim Consolidated Financial Statements (Unaudited)      7

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                                 11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.            18


Part II - Other Information

  Item 2. Changes in Securities and Use of Proceeds.                             19

  Item 6. Exhibits and Reports on Form 8-K.                                      19


Signatures                                                                       20

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                 SRS LABS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                        September 30,    December 31,
                                                            1998             1997
                                                        -------------    ------------
                                                         (Unaudited)
                                      ASSETS
Current Assets
   Cash and cash equivalents                             $ 7,856,201      $ 4,446,753
   Investments available for sale                          1,150,039        2,010,775
   Accounts receivable                                     5,701,729        3,989,927
   Inventories                                             6,939,484               --
   Prepaid expenses and other current assets               1,469,444          578,957
   Deferred income taxes                                     505,674          170,674
                                                         -----------      -----------
        Total current assets                              23,622,571       11,197,086

  Investments available for sale                          12,113,705       19,556,262
  Furniture, fixtures & equipment, net                     1,283,509          245,779
  Intangible assets, net                                   6,167,535          313,673
  Deferred income taxes                                      229,223          229,223
                                                         -----------      -----------
        Total Assets                                     $43,416,543      $31,542,023
                                                         ===========      ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                      $ 7,004,059      $   202,352
   Accrued liabilities                                     1,521,792          826,242
   Line of credit                                          8,000,000               --
   Income taxes payable                                      717,345        1,011,426
   Current portion of consideration
     due on asset purchase                                        --           81,804
                                                         -----------      -----------
        Total Current Liabilities                         17,243,196        2,121,824


Stockholders' Equity
   Preferred stock - $.001 par value
     2,000,000 shares authorized;
     no shares issued and outstanding
   Common stock - $.001 par value
     56,000,000 shares authorized; 11,622,423
     (at September 30, 1998) and 9,609,867
     (at December 31, 1997) shares issued
     and outstanding                                          11,623            9,610
   Additional paid-in capital                             39,013,504       25,022,437
   Deferred stock option compensation                        306,493          231,087
   Unrealized gain on investments available for sale         147,264          163,600
   Retained earnings (deficit)                           (13,305,537)       3,993,465
                                                         -----------      -----------
        Total Stockholders' Equity                        26,173,347       29,420,199
                                                         -----------      -----------
        Total Liabilities and Stockholders' Equity       $43,416,543      $31,542,023
                                                         ===========      ===========


                 See accompanying notes to financial statements

                                 SRS LABS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended            Nine Months Ended
                                             September 30,                September 30,
                                      --------------------------  --------------------------
                                         1998           1997          1998           1997
                                      -----------    -----------  ------------    ----------
Revenues
Chip and licensing revenue            $ 3,935,479    $ 2,505,656  $ 11,341,907    $6,833,555
Product and component sales             7,382,323             --    18,658,661            --
                                      -----------    -----------  ------------    ----------
  Total revenues                       11,317,802      2,505,656    30,000,568     6,833,555
Cost of sales                           7,810,345         71,161    19,596,284       186,240
                                      -----------    -----------  ------------    ----------
Gross margin                            3,507,457      2,434,495    10,404,284     6,647,315

Sales and marketing                     1,176,466        400,284     3,876,993     1,190,178
Research and development                  577,816        116,137     1,576,526       414,516
General and administrative              1,536,407        636,739     4,157,535     1,842,272
                                      -----------    -----------  ------------    ----------
Operating income before write-off
  of acquired in-process research
  and development                         216,768      1,281,335       793,230     3,200,349
Write-off of acquired in-process
  research and development                     --             --    18,510,378            --
                                      -----------    -----------  ------------    ----------
  Income (loss) from operations           216,768      1,281,335   (17,717,148)    3,200,349


Other income                                   --             --        77,438            --
Interest income, net                       11,728        276,471       316,688       806,712
                                      -----------    -----------  ------------    ----------
                                           11,728        276,471       394,126       806,712
Income (loss) before income tax
  expense (benefit)                       228,496      1,557,806   (17,323,022)    4,007,061
Income tax expense (benefit)               36,986        475,131       (24,020)    1,381,356
                                      -----------    -----------  ------------    ----------
Net income (loss)                     $   191,510    $ 1,082,675  $(17,299,002)   $2,625,705
                                      ===========    ===========  ============    ==========
Net Income (Loss) per Common Share
  Basic                               $      0.02    $      0.11  $      (1.53)   $     0.28
                                      ===========    ===========  ============    ==========
  Diluted                             $        --    $      0.11  $         --    $     0.25
                                      ===========    ===========  ============    ==========

Weighted Average Shares Used in the
  Calculation of Net Income (Loss)
  per Common Share
  Basic                                11,619,090      9,580,867    11,339,653     9,542,287
                                      ===========    ===========  ============    ==========
  Diluted                                     N/A     10,244,385           N/A    10,620,668
                                      ===========    ===========  ============    ==========


                 See accompanying notes to financial statements

                                 SRS LABS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                    ------------------------------
                                                                        1998              1997
                                                                    ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $(17,299,002)      $ 2,625,705
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                      1,300,758           251,604
    Deferred income taxes                                               (335,000)               --
    Write-off of acquired in-process research and development         18,510,378                --
    Realized gain on sales of investments available for sale             (77,438)               --
    Amortization of premium on investments available for sale             39,464            81,903
    Accretion of consideration due on asset purchase                       8,196            17,882
    Increase in deferred compensation                                     75,406            60,909
    Increase (decrease) in cash resulting from changes in
      operating accounts, net of acquisitions:
        Accounts receivable                                            1,560,735        (2,067,923)
        Inventories                                                     (307,698)               --
        Prepaid expenses and other current assets                       (437,722)         (125,077)
        Accounts payable                                              (1,750,143)         (152,936)
        Other accrued liabilities                                        695,550          (215,572)
        Income taxes payable                                            (467,447)          881,124
                                                                    ------------       -----------
    Net cash provided by operations                                    1,516,037         1,357,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment                           (166,042)          (35,080)
Proceeds from sales of investments available for sale                  8,317,572
Purchases of investments available for sale                                               (580,256)
Cash paid for acquisitions, less cash acquired                        (6,911,216)               --
Expenditures related to patents                                         (576,830)          (51,439)
                                                                    ------------       -----------
    Net cash provided (used) in investing activities                     663,484          (666,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit                                           8,000,000                --
Payments on subsidiary debt                                           (6,846,737)               --
Payment of consideration due on asset purchase                           (91,707)         (140,394)
Exercise of stock options                                                168,371           140,543
                                                                    ------------       -----------
    Net cash provided by financing activities                          1,229,927               149
                                                                    ------------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              3,409,448           690,993
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         4,446,753         3,455,997
                                                                    ------------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  7,856,201       $ 4,146,990
                                                                    ============       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                        $    239,716       $         0
    Income taxes                                                    $    640,000       $         0

SUPPLEMENTAL DISCLOSURES ON NON-CASH TRANSACTIONS:
  Additional consideration accrued for asset purchase               $      8,196       $    41,794
  Unrealized gain (loss) on investments, net                        $    (16,336)      $    55,742


                 See accompanying notes to financial statements

                                 SRS LABS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITY:

During the nine months ended September 30, 1998, the Company issued 1,680,611 shares of common stock in payment of $12,105,778 of the acquisition price of Valence Technology, Inc.
(Note 2)

During the nine months ended September 30, 1998, the Company issued 125,000 shares of common stock in consideration for certain non-competition agreements with the key employees of Valence. The shares have an ascribed fair value of $900,400. (Note 2)

During the nine months ended September 30, 1998, the Company issued 25,000 shares of common stock in conjunction with the acquisition of VIP. The shares have an ascribed fair value of $176,575. (Note 2)

During the nine months ended September 30, 1998, the Company issued warrants to purchase 100,000 shares of common stock in conjunction with the acquisition of VIP. The warrants have an ascribed value of $341,957. (Note 2)

The Company acquired the stock of Valence Technology, Inc. during the nine months ended September 30, 1998. (Note 2)

In conjunction with the acquisition, certain liabilities were assumed as follows:

    Fair value of assets acquired                               $ 14,076,279
    Acquired in-process research and development costs            17,471,668
    Acquired intangible assets                                     5,910,400
                                                                ------------
      Total consideration                                        (21,879,033)
                                                                ------------
    Liabilities assumed                                         $ 15,579,314
                                                                ============

During the nine months ended September 30, 1998, the Company issued 35,294 shares of common stock in conjunction with the acquisition of certain rights associated with the Circle Surround technology. The shares have an ascribed fair value of $300,000. (Note 2)



                 See accompanying notes to financial statements

                                 SRS LABS, INC.

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  GENERAL/BASIS OF PRESENTATION

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

    The following summarizes the consideration granted for the acquisition of Valence and non-compete agreements, the allocation of the purchase price and other purchase accounting adjustments:

    Cash                                                  $ 7,394,222
    Common stock                                           13,006,178
                                                          -----------
    Total purchase price                                   20,400,400
    Deficiency in net assets acquired                       1,503,035
    Acquisition costs                                       1,478,633
                                                          -----------
    Excess of purchase price over net assets              $23,382,068
                                                          ===========
    Allocation to:
      In-process research and development                 $17,471,668
      Intangible assets                                     5,910,400
                                                          -----------
                                                          $23,382,068
                                                          ===========

                                SRS LABS, INC.

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    The resulting intangible assets are being amortized on a straight-line basis over periods ranging from three to eleven years.

    Unaudited proforma combined results of operations for the nine months ended September 30, 1998 would have been as follows had the Acquisition occurred on January 1, 1998:

    Revenues                                              $32,338,561
    Proforma Net Loss                                     $  (328,554)
    Proforma Net Loss Per Share                           $     (0.03)
    Weighted Average Shares Outstanding                    11,819,713

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

3.  INVESTMENTS AVAILABLE FOR SALE

    The Company has classified its investments as available-for-sale in accordance with SFAS No. 115. As of September 30, 1998, the Company's available-for-sale investments had a cost of $13,014,145 and an estimated fair value of $13,263,744, based on quoted market prices. The unrealized gains on these investments of $249,600, net of income taxes of $102,336, have been reported in the Company's Consolidated Balance Sheet as an increase in stockholders' equity.

                                SRS LABS, INC.

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   CHANGE IN ACCOUNTING PRINCIPLES

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. It also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income (loss) is as follows:

                                               For Three Months Ended     For Nine Months Ended
                                                 September  30,                September 30,
                                               ----------------------   -------------------------
                                                  1998        1997          1998          1997
                                               ---------   ----------   ------------   ----------
    Net income (loss)                           $191,510   $1,082,675   $(17,299,002)  $2,625,705
    Unrealized gain (loss) on investments
      available for sale, net of tax              41,423       60,331        (16,336)      55,742
                                                --------   ----------   ------------   ----------
        Total comprehensive income (loss)       $232,933   $1,143,006   $(17,315,338)  $2,681,447
                                                ========   ==========   ============   ==========

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


                                         For Three Months                     For Three Months
                                     Ended September 30, 1998             Ended September 30, 1997
                               -----------------------------------  ------------------------------------
                                 Income       Shares     Per Share    Income       Shares      Per Share
                               (Numerator) (Denominator)   Amount   (Numerator) (Denominator)    Amount
                               ----------- ------------- ---------  ----------- -------------  ---------
BASIC:
Income available to
  common stockholders           $  191,510   11,619,090    $ 0.02   $ 1,082,675   9,580,867      $ 0.11

DILUTED:
Effect of Dilutive Securities:
Stock options                                                                       663,518        0.00
                                ----------   ----------    ------   -----------  ----------      ------
Income available to common
  stockholders                      N/A          N/A         N/A    $ 1,082,675  10,244,385      $ 0.11
                                ==========   ==========    ======   ===========  ==========      ======

                                SRS LABS, INC.

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                          For Nine Months                      For Nine Months
                                     Ended September 30, 1998              Ended September 30, 1997
                               ------------------------------------  ------------------------------------
                                  Income       Shares     Per Share    Income       Shares      Per Share
                                (Numerator) (Denominator)   Amount   (Numerator) (Denominator)    Amount
                               ------------ ------------- ---------  ----------- -------------  ---------
BASIC:
Income (loss) available to
  common stockholders          $(17,299,002)  11,339,653   $ (1.53)  $ 2,625,705   9,542,287     $ 0.28

DILUTED:
Effect of Dilutive Securities:
Stock options                                                                      1,078,381      (0.03)
                               ------------   ----------   -------   -----------  ----------     ------
Income available to common
  stockholders                      N/A          N/A           N/A   $ 2,625,705  10,620,668     $ 0.25
                               ============   ==========   =======   ===========  ==========     ======

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

    From the Company's inception in 1993 through February of 1998, the Company derived substantially all of its revenue from royalties received from technology licenses. On March 2, 1998, the Company acquired all of the outstanding capital stock of Valence Technology, Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and China ("Valence") for an aggregate purchase price, excluding non-compete agreements and acquisition costs, of $19,500,000 consisting of approximately $7,400,000 in cash and approximately 1,680,611 shares of the Company's common stock, $.001 par value per share (the "Common Stock"). The acquisition was accounted for as a purchase with an effective date of February 1, 1998. The acquisition of Valence has had, and will continue to have, a material impact on the Company's financial statements for the reporting period ending September 30, 1998 and for the reporting periods thereafter; accordingly, current and future financial statements may not be directly comparable to the Company's historical financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

    Total revenues for the three months ended September 30, 1998 were $11,317,802 including revenues generated by Valence. This contrasts with the third quarter of 1997 when the revenues of $2,505,656 were generated entirely from the Company's licensing activities. Chip and licensing revenue of $3,935,479 increased 57.1% compared to the same period last year. Licensing revenue decreased from the same period last year primarily as a result of declining per unit royalty due to aggressive pricing from certain of the Company's competitors, the weakness in the semiconductor industry as experienced by our chip partners, the erosion of revenue in the PC market, where certain royalties paid to the company are a percentage of average selling price and the absence of technology transfer fees due to overall economic conditions. Should these conditions continue, they may result in declining licensing revenue in the future. The decrease was offset by the custom ASIC chip design and chip sales related to Valence's activities. Revenue generated from product and component sales is primarily attributable to Valence; and therefore, is not comparable to last year.

Gross Margin

    Gross margin for the three month period ended September 30, 1998 decreased to 31.0% from 97.2% for the same period in 1997. This decline in margin percentage results from the decrease in licensing revenues for the current quarter and the shift in the Company's revenue base towards product and electronic component sales which have significantly lower margins as compared with the Company's historic technology licensing revenue base. The decline in margin percentage is also due to competitive price reductions of the Company's electronic products, specifically VideoCD players sold primarily in China. The Company's gross margins in the future will depend on the revenue mix between product and electronic component sales and revenues from licensing and chip activities, as well as competitive pricing pressure on existing products.

Sales and Marketing

    Sales and marketing expenses for the third quarter were $1,176,466 compared to $400,284 for the same quarter last year, an increase of 193.9% which is primarily due to sales and marketing activities attributed to Valence. Sales and marketing expenses as a percentage of total revenue for the three months ended September 30, 1998 decreased to 10.4% from 16.0% for the three months ended September 30, 1997 due to the leveraging of these expenses over a larger revenue base.

Research and Development

    Research and development expenses for the third quarter were $577,816 compared to $116,137 for the same quarter last year, an increase of 397.5% which is primarily due to research and development activities attributed to Valence. For the three months ended September 30, 1998, Valence incurred research and development expenses aggregating $421,677. Research and development expenses as a percentage of total revenue for the three months ended September 30, 1998 increased slightly to 5.1% from 4.6% for the three months ended September 30, 1997.

General and Administrative

    General and administrative expenses for the third quarter were $1,536,407 compared to $636,739 for the same quarter last year, an increase of 141.3% which is attributable to Valence's operations and the amortization of certain intangible assets associated with the Valence acquisition. Amortization of these intangibles total $326,497 for the three months ended September 30, 1998. General and administrative expenses as a percentage of total revenue for the three months ended September 30, 1998 decreased to 13.6% from 25.4% for the three months ended September 30, 1997, as general and administrative expenses are leveraged over a larger revenue base.

Other Income/Interest Income, net

    Net interest and other income for the third quarter was $11,728 compared to $276,471 for the same quarter of 1997. Other income and interest income, net reflects interest earned on average cash and investment balances less interest paid on the outstanding borrowings under the Company's line of credit. The decrease is primarily due to lower average cash and investment balances as compared to the prior year and current interest expense charged on the outstanding borrowings under the Company's line of credit.

Income Tax Expense

    Income tax expense for the third quarter was $36,986 compared to $475,131 for the same quarter last year, a decrease of 92.2%. The effective tax rate for the three months ended September 30, 1998, which is based on current estimates of the annual effective income tax rate, was 16.2% compared to 30.5% for the three months ended September 30, 1997. Lower statutory tax rates in the Asian countries where Valence has its principal business operations, and where substantially all of the earnings for the quarter arose, resulted in a lower consolidated tax rate for the Company.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

    Total revenues for the nine months ended September 30, 1998 were $30,000,568 including revenues generated by Valence since February 1, 1998. This contrasts with the nine month period ended September 30, 1997 when the revenues of $6,833,555 were all generated from the Company's licensing activities. Chip and licensing revenue of $11,341,907 increased 66.0% compared to the same period last year. Licensing revenue decreased from the same period last year, but the decrease was offset by the custom ASIC chip design and chip sales related to Valence's activities. Revenue from licensing has decreased over the past year due to declining per unit royalty due to aggressive pricing from certain of the Company's competitors, the weakness in the semiconductor industry as experienced by our chip partners, the erosion of revenue in the PC market, where certain royalties paid to the company are a percentage of average selling price and the absence of technology transfer fees due to overall economic conditions. Should these conditions continue, they may result in declining licensing revenue in the future. Revenue generated from product and component sales is primarily attributable to Valence; and therefore, is not comparable to last year.

Gross Margin

    Gross margin for the nine month period ended September 30, 1998 decreased to 34.7% from 97.3% for the same period in 1997. This decrease results from the shift in the Company's revenue base towards product and electronic component sales that have significantly lower margins compared with the Company's historic technology licensing revenue base. The Company's gross margins in the future will depend on the revenue mix between product and electronic component sales and revenues from licensing and chip activities. However, the Company expects product and electronic component sales to contribute a significant portion of revenues in the near term, resulting in lower anticipated margins compared to its historical margins.

Sales and Marketing

    Sales and marketing expenses for the first nine months of 1998 were $3,876,993 compared to $1,190,178 for the same prior year period, an increase of 225.8% which is primarily due to sales and marketing activities attributed to Valence. Sales and marketing expenses as a percentage of total revenue for the nine months ended September 30, 1998 decreased to 12.9% from 17.4% for the nine months ended September 30, 1997 due to the leveraging of these expenses over a larger revenue base.

Research and Development

    Research and development expenses for the nine months ended September 30, 1998 were $1,576,526 compared to $414,516 for the same period last year, an increase of 280.3% which is primarily due to research and development activities attributed to Valence. For the nine months ended September 30, 1998, Valence incurred research and development expenses aggregating $1,160,903. Research and development expenses as a percentage of total revenue for the nine months ended September 30, 1998 decreased to 5.3% from 6.1% for the nine months ended September 30, 1997.

General and Administrative

    General and administrative expenses for the first nine months of 1998 were $4,157,535 compared to $1,842,272 for the comparable prior year period, an increase of 125.7% which is attributable to Valence's operations and the amortization of certain intangible assets associated with the Valence acquisition. Amortization of these intangibles total $853,992 for the nine months ended September 30, 1998. General and administrative expenses as a percentage of total revenue for the nine months ended September 30, 1998 decreased to 13.9% from 27.0% for the nine months ended September 30, 1997, as general and administrative expenses are leveraged over a larger revenue base.

Acquired In-Process Research and Development

    Acquired in-process research and development costs of $18,510,378 during the nine month period ended September 30, 1998 represented an allocation of a portion of the purchase price for certain assets associated with the VIP technology and for the acquisition of the outstanding shares of Valence Technology, Inc. to in-process research and development costs, which, based on management assumptions, had no future alternative use. (See Note 2 to the Interim Consolidated Financial Statements.)

Other Income/Interest Income, net

    Net interest and other income for the first nine months of 1998 was $394,126, a decrease from the net interest income amount of $806,712 for the same prior year period. The decrease is primarily due to lower average cash and investment balances during the fiscal year to date as compared to the prior year due to cash paid in conjunction with the acquisition of Valence and for the acquisition of new technologies.

Income Tax Expense (Benefit)

    The income tax benefit for the nine months ended September 30, 1998 was $24,020 compared to an expense of $1,381,356 for the same period last year. Lower statutory tax rates in the Asian countries where Valence has its principal business operations contributed to a lower consolidated tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal source of liquidity at September 30, 1998 consisted of cash, cash equivalents and investments aggregating $21.1 million, as well as borrowings available under its credit facility. The Company's cash, cash equivalents and investments serve as collateral for borrowings under the Company's credit facility. At September 30, 1997, the Company had cash, cash equivalents and long term investments of approximately $25.7 million.

    The Company has primarily financed its operations through the cash provided by its operations and proceeds from its initial public offering of Common Stock in August 1996. The Company's operating activities provided $1,516,037 in cash for the nine months ended September 30, 1998 and $1,357,619 for the nine months ended September 30, 1997. The $158,418 increase in cash provided by operations was primarily due to the decrease in accounts receivable.

    As described above, the Company acquired Valence and additional technologies during the first nine months of Fiscal 1998. (See Note 2 to the Interim Consolidated Financial Statements.)

    On March 4, 1998, the Company obtained a revolving line of credit with a bank which expires on June 1, 2000 and is secured by certain of the Company's investments. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate or LIBOR plus 0.75%. The Company had $8.0 million outstanding under the line of credit as of September 30, 1998. As a result of the acquisition of Valence, the Company provided Valence $8.0 million to pay off its short-term debt and other obligations. These funds were provided by borrowings on the above-referenced line of credit.

    The Company anticipates that its primary uses of working capital in future periods will be to acquire new technologies, to provide Valence with additional working capital and to fund increased costs for additional sales headcount and marketing activities associated with the introduction of new technologies and products into the market. The Company also anticipates making additional capital expenditures for the improvement of its operating system infrastructure and management reporting systems in the United States and Hong Kong. Management currently estimates these capital expenditures could aggregate $1,000,000 through 1999.

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

Year 2000 Readiness Disclosure

    The Company is currently in the process of addressing a problem that is facing all users of automated information systems. The"Year 2000 issue" arises out of the fact that many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally.

    The Company and its subsidiaries have identified the following areas, which could be impacted by the Year 2000 issue. They are: Company products; internally used systems and software; products or services provided by key third parties; and the inability of chip partners or licensees to process business transactions relating to licensing revenue.

    During Fiscal 1998, the Company and its subsidiaries began a review of its internal systems including those which support manufacturing process control and financial and general business operations. The review consisted of an evaluation of significant internal hardware systems and major software application programs for their ability to accurately recognize and process dates properly in the Year 2000 and beyond. As a result of this evaluation, the Company has identified certain systems which require upgrades to be Year 2000 ready, including certain business software applications. The Company is in the process of replacing, converting or eliminating systems which it has determined are not Year 2000 compliant. The Company anticipates that it will complete its review of its internal systems and expects that all necessary upgrades to ensure Year 2000 compliance will be completed by the second quarter of 1999.

    In addition, the Company and its subsidiaries are in the process of assessing the compliance of their major customers, suppliers and vendors. Management believes that third-party relationships upon which the Company relies represent the greatest risk with respect to the Year 2000 issue, because the Company cannot guarantee that third parties will be able to adequately assess and address their Year 2000 compliance issues in a timely manner. As a consequence, the Company can give no assurances that issues related to Year 2000 would not have a material adverse effect on future results of operations or financial condition.

    Total costs relating to the Company's compliance efforts, based on management's best estimates, could range as high as $1,000,000. The Company is expensing as incurred, all costs related to the assessment of Year 2000 compliance issues. Equipment purchases required for Year 2000 compliance will be capitalized and charged to expense over the useful lives of those assets in accordance with the Company's existing policy. These cost estimates are based on currently available information and may be subject to change.

    While the Company continues to focus on solutions for Year 2000 issues and expects its internal operations to be Year 2000 compliant in a timely manner, the difficulty in determining whether third-parties have resolved their Year 2000 issues necessitates the need for the development of a contingency plan. Such a plan will set forth the Company's responses should the Company or third parties which are materially significant to the Company fail to achieve Year 2000 compliance in a timely manner. The Company expects to finalize its contingency plan by mid-year 1999.

    The information set forth above under this caption "Year 2000 Readiness Disclosure" relates to the Company's efforts to address the Year 2000 concerns regarding the Company's (a) operations; (b) products and technologies licensed or sold to third parties and (c) major suppliers and customers. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the Year 2000 Information Readiness Act."

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

    The Company's future success will depend in large part on its ability to successfully create business synergies upon integrating the operations of Valence with those of the Company. The degree to which the Company can successfully derive synergistic value will depend on a number of factors, including the Company's ability to expand the scope of its operations beyond technology licensing into the new business of manufacturing electronic and semiconductor products and the Company's ability to increase its market penetration in China. The integration of certain operations following the acquisition has required and will continue to require the dedication of management and other personnel resources which may temporarily distract from the day-to-day business of the combined company. The geographic separation of these operations is likely to place additional strain on the Company's resources. In addition, the Company's significant operations in China and Asia have required refinement to adapt to the changing market conditions in that region. This refinement may impact certain of the Company's current business directions, including Valence, as the Company attempts to position itself to maximize penetration of selected growth segments in that region. The Company's operations in Asia, and internationally in general, also are subject to risks of unexpected changes in, or impositions of, legislative or regulatory requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

    The effective date of the Company's initial public offering of its Common Stock was August 8, 1996 (SEC Registration No. 333-4974-LA). Since the Company's last periodic report filed pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (i.e., its Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1998), there has been no change in the Company's use of its aggregate net offering proceeds of $22,052,955. As noted in such prior Report, the Company utilized an aggregate of $8,394,222 in connection with three acquisitions (see Note 2 to the Interim Consolidated Financial Statements herein) with the remaining funds being temporarily invested in cash and municipal bonds pending application.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits. The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Report.

            Exhibit
              No.                           Description
            -------                         -----------
             10.1 Employment Agreement, dated July 1, 1998 by and between the Company and John AuYeung.

             27         Financial Data Schedule.


      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed with the Commission during the three month period ended September 30, 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SRS LABS, INC.,
                                   a Delaware Corporation

Date:  November 13, 1998           By:   /s/ JANET M. BISKI
                                         ---------------------------------------
                                         Janet M. Biski
                                         Vice President, Chief Financial Officer
                                         and Secretary (Principal Financial and
                                         Accounting Officer)

                                  EXHIBIT INDEX


        Exhibit
          No.                        Description
        -------                      -----------

         10.1 Employment Agreement dated July 1, 1998 by and between the Company and John AuYeung

         27         Financial Data Schedule