Form 10-K
period 1998-12-31
SRS LABS INC
filed 1999-03-31
CIK 1016470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                 --------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to___________

                         COMMISSION FILE NUMBER 0-21123


                                 SRS LABS, INC.
--------------------------------------------------------------------------------
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                     COMMON STOCK, PAR VALUE $.001 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes   [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $19,848,273 (computed using the closing price of $3.50 per share of Common Stock on March 26, 1999 as reported by NASDAQ). There were 11,697,944 shares of the registrant's Common Stock, par value $.001 per share, outstanding on March 26, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 1999 are incorporated by reference in Part III of this Form 10-K.

================================================================================

                                 SRS LABS, INC.

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I
         Item 1.    Business.                                                                        3
         Item 2.    Properties.                                                                     12
         Item 3.    Legal Proceedings.                                                              12
         Item 4.    Submission of Matters to a Vote of Security Holders.                            12

PART II
         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.          13
         Item 6.    Selected Financial Data.                                                        14
         Item 7.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.                                                    15
         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.                     25
         Item 8.    Financial Statements and Supplementary Data.                                    26
         Item 9.    Changes in and Disagreements With Accountants on Accounting
                      and Financial Disclosure.                                                     49

PART III
         Item 10.   Directors and Executive Officers of the Registrant.                             49
         Item 11.   Executive Compensation.                                                         49
         Item 12.   Security Ownership of Certain Beneficial Owners and Management.                 49
         Item 13.   Certain Relationships and Related Transactions.                                 49

PART IV
         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.               50

SIGNATURES                                                                                          55

                                     PART I

ITEM 1.       BUSINESS

     SRS Labs, Inc. (the "Company" or "SRS Labs") was incorporated in the State of California on June 23, 1993 and reincorporated in the State of Delaware on June 28, 1996. The Company's executive offices are located at 2909 Daimler Street, Santa Ana, California 92705. Its telephone number is (949) 442-1070, and its address on the World Wide Web is http://www.srslabs.com.

     SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

o Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world; and

o Through its subsidiary, Valence Technology Inc. and its foreign subsidiaries, designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and finished goods for the OEM and retail communities within the Company's targeted markets.

     The Company was formed in 1993 by purchasing all rights and assets of various audio and speaker technologies from the Hughes Aircraft Company. The Company successfully completed its initial public offering in August 1996, raising approximately $22 million. From the Company's inception in 1993 until February 1998, the Company derived substantially all of its revenues from audio technology licensing activities for the consumer electronics, computer and game markets. The primary technologies that contributed to revenue were SRS(R) (Sound Retrieval System(R)), which produces a 3D sound-enhanced stereo image from any mono or stereo source, and TruSurround(TM), a "virtual" audio technology which processes multi-channel surround sound through any standard pair of stereo speakers.

     On March 2, 1998, the Company acquired 100% of the outstanding stock of Valence Technology Inc. ("Valence"), a British Virgin Islands holding company with its principal business operations in Hong Kong and China. This acquisition significantly expanded the Company's business activities from the original licensing model to include the design, manufacture and marketing of chips, components and products. Valence and its subsidiaries operate five offices, two of which are located in Hong Kong and three of which are located in China (Chengdu, Shanghai and Shenzhen).

     In addition to the acquisition of Valence, during the fiscal year ended December 31, 1998 ("Fiscal 1998"), the Company acquired two additional technologies. In the first quarter of Fiscal 1998, the Company acquired certain rights to Voice Intelligibility Processor ("VIP"), a patented voice processing technology that improves the intelligibility of the spoken voice, especially in high ambient noise environments and, in the following quarter, acquired certain rights to Circle Surround, a patented audio delivery system that allows multi-channel surround sound to be encoded into a two-channel stereo format and allows an encoded two-channel audio source to be decoded into a multi-channel surround format.

     SRS currently operates in two business segments: (a) the development and marketing of technology in the forms of integrated circuits designed and distributed through Valence and the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers, and (b) the sale of consumer electronic products and components. A summary of the Company's operations and activities by business segment and geographic area is set forth below.

TECHNOLOGY SOLUTIONS AND LICENSING

     During the years ended December 31, 1996 and 1997 ("Fiscal 1996" and "Fiscal 1997," respectively), chip and licensing revenue accounted for all of the Company's revenue while in Fiscal 1998, chip and licensing revenue accounted for 35% of consolidated revenue and product and component sales revenues accounted for 65% of consolidated revenue. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," herein.

Design and Sale of Technology Solutions

     The Company, through Valence and its subsidiaries, designs and sells technology solutions through custom analog, digital and mixed-signal ASICs for OEM manufacturers worldwide in the consumer electronics, computer, game and telecommunications markets. Applications for these integrated circuits ("ICs") include personal computer chipsets, radio pager decoders, micro-controllers, audio/video products, cordless telephones, USB speakers, educational toys and voice synthesis products. Based in China and Hong Kong, over 20 engineers, with state-of-the-art equipment and software, support the Company's custom chip design capabilities. The Company sells these custom designed chips to its contracted customers, outsourcing the manufacturing to a network of fabrication partners throughout Asia Pacific, including Chartered Semiconductor, Samsung Electronics Co., LTD and Signetics KP Co. Limited.

     The Company's customers are industry leading consumer electronics, telecommunications, game and personal computer manufacturers in North America and Europe, as well as in Asia Pacific. Due to nondisclosure agreements, specific current customers cannot be disclosed, but previous design projects have been performed for such international companies as Creative Technology Limited, Innovision Research and Technology Limited, National Semiconductor Corporation, Raytron Inc., Toshiba Corporation, System LSI Division and Utron Technology Inc. Under many of the design contracts, the Company negotiates to retain ownership of the specific designs. These designs form a significant library of intellectual property that can be used in future projects.

     In addition to performing contract design work, the Company designs, produces and sells ICs to OEMs of consumer electronics, games, telecommunication and personal computer equipment in Asia Pacific under the brand name ASP Microelectronics. The general purpose integrated circuits offered include micro-controllers, PROM and ROMs for DVD Players, set-top box receivers and audio/video equipment; ICs for telecommunication and game equipment; small signal transistors and ICs used mainly in the manufacture of consumer products such as television sets, radios, telephones, computer mother boards, add-on boards and audio hi-fi systems. The products created are based upon senior management's analysis of trends in the market, long standing relationships with customers and overall business experience. Many of these products are developed by capitalizing upon the Company's custom design libraries.

Technologies and Licensing

     The Company's technology portfolio covers a wide range of audio, voice and speaker technologies. The Company licenses these technologies to OEMs and semiconductor manufacturers, as well as develops and markets implementation options and finished goods that feature these proprietary and patented technologies.

     The Company's technology strategy continues to be the development, acquisition and license of audio and voice technologies to OEMs and semiconductor manufacturers in the consumer electronics, computer, game and telecommunications markets around the world. By providing a continuous stream of patented audio and voice technologies, enhancing relationships with existing licensees and attracting new licensees, the Company believes that it will strengthen its market position as a world leader in audio and voice technology.

     The Company's technologies may be implemented in a variety of methods, including discrete analog components, chip modules, analog semiconductors, digital signal processors and software. These various implementation options offer customers significant flexibility when incorporating the Company's technologies into products. The markets which the Company's technologies address include a wide variety of audio and voice-related consumer products such as TVs, computers, stereo receivers, VCRs, video games, musical instruments, cellular phones, cordless phones, public address equipment and car audio equipment. The markets for these consumer electronics products are highly competitive and generally dominated by large manufacturers. The Company provides technology to these manufacturers who need to differentiate their products by continually adding new features and increasing product performance.

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

     The Company has primarily followed the Dolby licensing model whereby licensees are free to choose a semiconductor solution from a number of choices and, regardless of the semiconductor choice, the licensee pays a royalty directly to the Company after the licensee's product has been shipped. However, this methodology is not well established in the computer multimedia industry or the Chinese consumer electronics marketplace so the

Company has implemented a different royalty collection method, whereby the royalty is "bundled" into the cost of the semiconductor product. This methodology simplifies the business process for the OEM, the semiconductor manufacturer and the Company. Under this model, the royalty is remitted directly to the Company by the semiconductor manufacturer after the chip has been delivered to the OEM customer.

     The Company has experienced significant concentration and fluctuations in the use of the Company's technologies by certain licensees. For Fiscal 1996, Packard Bell and NEC accounted for 28% and 10%, respectively, of the Company's license revenues. In June 1997, Packard Bell and NEC merged to form Packard Bell/NEC. For Fiscal 1997, Packard Bell/NEC and Crystal Semiconductor accounted for 25% and 14%, respectively, of the Company's license revenues. For Fiscal 1998, Crystal Semiconductor accounted for 30% of the Company's license revenues. In light of the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectibility of related receivables could have a material adverse effect on the Company's financial condition and results of operations.

     Portfolio of Audio and Voice Technologies

     The portfolio of audio, voice and speaker technologies offered by the Company include SRS, TruSurround(TM), FOCUS(R), Baser(R), ORB(R), AVT, VIP(TM), CircleSurround(R), SRS Headphone(TM), WOW(TM) and TruBass(TM). SRS, FOCUS and TruSurround are currently the subject of numerous license agreements and are actively marketed by the Company. Baser, ORB and AVT are speaker technologies that were included in the original technology acquisition from Hughes Aircraft and have not been actively promoted. VIP and CircleSurround were acquired during the first and second quarters of 1998, respectively, and did not contribute significantly to revenue in 1998. SRS Headphone, WOW and TruBass were developed internally and were introduced to the marketplace in 1998. Licensing royalties associated with SRS, TruSurround, FOCUS and ORB, and technology transfer fees for new technologies have accounted for virtually all of the Company's licensing revenues to date.

     o  SRS 3D SOUND

     SRS 3D Sound is one of the world's leading 3D audio enhancement technologies. The patented technology broadens any mono or stereo audio signal and creates a realistic 3D sound image from just two standard stereo speakers. SRS is based on the fundamentals of the human hearing system and recreates the multitude of spatial cues that are present in a live listening environment but are lost in recording and playback. SRS eliminates the "sweet spot" associated with traditional stereo; thus it does not require the listener to be positioned in a specific location to experience the immersive 3D sound image.

     The technology can also be encoded onto CDs, cassettes or videotapes during the recording process and reproduced through a conventional stereo system, multimedia computer, radio and television broadcast, or the Internet. SRS was originally developed by Hughes Aircraft, which spent significant resources to develop and patent SRS and related audio technologies. Since acquiring the SRS technology from Hughes Aircraft in June 1993, the Company has improved the performance of SRS, reduced the cost for OEMs to implement the technology, secured licensing relationships with various semiconductor manufacturers who offer the technology in various analog and digital chip options, and introduced the technology to a wider variety of consumer applications.

     To date, over 34 million products have been shipped with SRS technology from more than 180 manufacturers including Acer Peripherals, Ltd., Apple Computer, Inc., AST Research, Inc., Daewoo Telecom Ltd., Hitachi Ltd., IBM, Kawai Musical Instruments Mfg. Co., Ltd., Kenwood Corporation, Young Chang America, Inc. (Kurzweil), LG Electronics, Inc., Nakamichi Corporation, Packard Bell/NEC, Pioneer Electronic Corporation, Thomson Consumer Electronics, Inc.
(RCA), Samsung Electronics Co., Ltd., Sharp Electronics Corporation, Smart Devices, Inc., Sony Corporation and Toshiba Corporation. Semiconductor manufacturers who offer SRS technology in their chip offerings include Cirrus Logic (Crystal Semiconductor), Fujitsu Semiconductor Corporation, Mitsubishi Electric Corporation, New Japan Radio Co. Ltd., Philips Semiconductors, STMicroelectronics, Toshiba Semiconductor Corporation and Zoran Corporation.

     o  TRUSURROUND

     With its heritage traced to the patented SRS technology, TruSurround is a Dolby-certified virtual audio technology, which creates an immersive surround sound experience from just two standard speakers from a multi-channel audio source, such as Dolby Digital or Dolby Pro Logic. It was originally designed to take advantage of the 5.1 channel audio standard for DVD, Dolby Digital, without requiring the use of six speakers. TruSurround processes the six discrete channels of digital audio into just two channels, retaining all of the original audio information and giving the listener the perception that they are surrounded by additional "phantom" speakers.

     TruSurround has been successfully introduced to the consumer electronics marketplace and is featured in a wide variety of products, including televisions from Sony Corporation and audio/video receivers from Pioneer Electronic Corporation. Several manufacturers of DVD-equipped computers that have incorporated TruSurround include Compaq Computer Corporation, Dell Computer Corporation, Gateway 2000, Inc. and Micron. Semiconductor companies who offer TruSurround in analog or digital implementation options for various applications in consumer electronics currently include AKM Semiconductor, Chromatic Research, Inc., New Japan Radio Co., Ltd., STMicroelectronics and Zoran. The Company believes that the eventual worldwide use of the DVD format will offer opportunities for revenue growth.

     o  FOCUS

     In many audio environments, speakers are not placed directly in front of a listener making it difficult to achieve a realistic sound experience from speakers that are below the plane of the listener's ear. The Company developed FOCUS as a technology solution for this problem. Originally designed for use in automobiles where front speakers are often placed under the dashboard or facing each other in the door panels, the patented FOCUS technology electronically repositions the sound image to create the appropriate perception of image height. In addition to automobiles, FOCUS is ideally suited for any product application where speakers cannot be placed in optimal locations for either space or aesthetic reasons, such as big screen TVs, home in-wall speakers and commercial applications such as drive-through restaurant communications. The first analog and digital chip options of FOCUS became available for sampling to OEMs from Mitsubishi Electric Corporation, New Japan Radio Co., Ltd. and STMicroelectronics during the last half of 1998.

     o  SPEAKER TECHNOLOGIES

     The Company holds patents for speaker technologies originally developed at Hughes Aircraft. One such technology, ORB, provides a unique approach to the physical design of speakers by incorporating a baffle that creates a 180(Degree) dispersion of sound. Another speaker technology, referred to as AVT, projects the listening material so that the human ear can more easily identify the direction of ambient sounds. A third speaker technology, BASER, is a high-efficiency design for a subwoofer product.

     o  VIP - VOICE INTELLIGIBILITY PROCESSOR TECHNOLOGY

     VIP is a patented audio processing technology that improves the intelligibility of the spoken voice in a variety of challenging listening situations. VIP selectively processes only those portions of the speech signal that the brain uses for cognition, without requiring increase in gain or volume. SRS inventor Arnold Klayman, who is now the principal audio scientist at the Company, originally developed the VIP technology at Hughes Aircraft. During a divestiture in 1994, Hughes sold this non-core business division to VIP Labs. From 1994 until the acquisition by the Company, VIP Labs further developed the technology as well as selectively marketed a stand-alone signal processor for use in the professional sound reinforcement industry.

     The Company believes that the market opportunities for VIP are significant and include cellular phones, wireless products, hearing aids, public address and emergency warning systems, talking toys, voice recognition products, Voice Over IP (Internet protocol) and other Internet applications. The Company directly offers both software and hardware implementation options for VIP. VIP software is available as digital code that may be ported to DSP chips used by manufacturers of cellular phones, paging systems, digital televisions, sound reinforcement equipment and hearing aids. VIP is also available as software that may be executed on computer platforms to improve a variety of voice-related processes. Hardware options are marketed by the Company as a DSP chip and subassembly board for sale to OEMs of sound reinforcement equipment.

     During the first quarter of the year ending December 31, 1999 ("Fiscal 1999"), the Company announced the first licensing contracts for VIP. On January 26, 1999, the Company announced that Samsung Electronics Co., Ltd. has licensed VIP for use in cellular and wireless products and that Samsung anticipates the introduction of the first cellular phone with VIP in the third quarter of 1999. On February 2, 1999, the Company announced the license of

VIP by Lucent Technologies. It is anticipated that in the second quarter of 1999 Lucent will introduce the first VIP-based DSP chip for sale to manufacturers of cellular phones worldwide.

     o  CIRCLESURROUND

     CircleSurround ("CS") is a patented audio delivery system that allows multi-channel surround sound to be encoded into a two-channel stereo format and then allows an encoded two-channel audio source or traditional audio source to be decoded into a multi-channel surround format.

     CircleSurround can be used in the recording process of music or movies and then implemented in a decoding playback device, such as a home audio receiver, DVD player or car audio product. When used as an encoding/decoding technology, CS encodes five discrete channels of sound through only two channels (the same space required for stereo). In the playback device, CS then takes the two channels of encoded material and decodes them back into the original five recorded channels for playback through a multi-channel (surround sound) home theater or cinema system equipped with four or five speakers plus a subwoofer. In addition, CS creates multiple channel surround sound from the wealth of legacy stereo and surround encoded material available on traditional music CDs, VHS tapes, television or AM/FM broadcast.

     CircleSurround technology is available for OEMs worldwide in the following formats: analog ICs through a relationship with Analog Devices; digital software code from the Company; and reference boards, sub-systems and finished products for the home and car audio market from Valence. Current manufacturers who have announced products with CircleSurround include Rocktron Corporation, Haitai Electronics Co., Ltd. (Sherwood) and Theta Digital. Smart Devices, Inc. has included CircleSurround in a line of movie theater audio processors that are marketed to cinemas around the world. Hundreds of music CDs have been encoded with CS by audiophile record labels such as Telarc, DMP and Northsound, which market the CDs through traditional retail channels and online music sites.

     o  SRS HEADPHONE, WOW AND TRUBASS

     In 1998, the Company developed and began marketing three additional audio technologies to the consumer electronics, computer and game markets. Introduced in early 1998, SRS Headphone is based on the core SRS 3D sound technology and provides 3D sound enhancement to a mono, stereo or surround sound signal, but is optimized to work with any pair of headphones. In January 1999, Mitsubishi Semiconductor announced the availability of the M62458FP, the first analog IC implementation of this technology. In November 1998, at COMDEX in Las Vegas, the computer industry's leading tradeshow, the Company introduced two additional technologies, the WOW Thing (TM) (WOW) and TruBass (TM). WOW is the Company's next generation audio enhancement for speakers and headphones. It significantly improves the spatial imaging and bass response from traditional loudspeakers and headphone products. The TruBass (TM) technology is a psycho-acoustic process that creates the perception of dramatically increased bass performance in smaller speaker systems and headphones without requiring additional physical components.

     Product applications for these technologies include multimedia speakers, powered home audio speakers, mini stereo systems, portable "boom boxes", car radios, portable headset audio systems, televisions and other products in the consumer audio, car audio and professional sound markets.

     In addition to licensing these technologies to OEMs, the Company anticipates using its chip design expertise and network of manufacturing partners to market chip modules of these technologies to OEMs around the world during Fiscal 1999. Software versions of these technologies are also in development for use with Internet audio and voice applications.

PRODUCT AND COMPONENT SALES

     The Company, through Valence and its subsidiaries, is an authorized non-exclusive distributor in Hong Kong and/or China for semiconductor products from Lucent Technologies International Inc., Molex Hong Kong/China Ltd., National Semiconductor Hong Kong Ltd., Oak Technology Inc., OPTI, Philips Hong Kong Ltd., Rockwell and Samsung Electronics HK Co. Ltd., as well as its own ASP-brand. Access to multiple suppliers of similar ICs provides value to customers by insuring an adequate supply of components and "just in time delivery" of goods to meet their production schedules.

     In addition to distributing semiconductor products, Valence and its subsidiaries incorporate these components in assembly kits and reference boards for use in audio products, video compact disc ("VCD") players and telecommunication and wireless infrastructure equipment. Asia Pacific customers include Acer, Daeyoung, Huawei Technologies Co., Ltd., Idall, Konka and SAST. Consumer electronic home entertainment products offered under the Valence brand name that include state-of-the-art technology with unique features are VCD and karaoke players, audio/video receivers, game products and home entertainment amplifiers. The Company anticipates offering new products to the China market during Fiscal 1999 with CircleSurround, TruSurround and TruBass.

     The Company's team of software, hardware and application engineers in offices throughout mainland China offers value-added engineering services, such as the design of application software in FPGAs (field programmable gate arrays), ASICs and system design. Local support is very valuable to many Chinese manufacturers who have limited experience in the design and manufacturing of products, especially handling surface mount technology equipment. The Company's qualified engineers can solve its customers' manufacturing and design problems locally and on a timely basis.

SALES AND MARKETING

     Integrated Circuits and Licensing

     The Company's sales and marketing strategies target the consumer electronics, computer, game and telecommunications industries. To implement its strategy, the Company has established a direct sales force and a worldwide network of independent sales agents and distributors. The Company has established distributors in Korea, Taiwan, Japan, Singapore, Hong Kong and China. The Company actively promotes the use of its trademarks and logos and directs customers to prominently display the appropriate SRS technology logo on products, packaging and in advertising.

     The Company's corporate communications program includes press releases and sales informational mailings to its customers around the world. The Company also distributes audio CD/CD ROMs that demonstrate SRS technology and provides technical assistance and general consumer-related information on the World Wide Web. The Company conducts tours and presentations for the press and other media outlets to promote the Company's technologies and products.

     The Company regularly participates in tradeshows and conferences to increase awareness of its technologies and to market its technologies and products. The Company also works closely with its OEM and semiconductor partners to actively explore other opportunities to utilize the Company's technologies in new products and/or markets.

     Product and Component Sales

     The consumer electronics market in China is an important market for the Company. One way the Company participates in this market is through the design and distribution of components and assembly kits to VCD manufacturers. VCD allows the playing of digital video on a compact disc and is well suited for a broad range of applications, including music, video, education, training, movies and Karaoke. In a few short years, it has become the standard video format and received mass-market adoption in China.

     Through its distribution agreements and close relationships with leading VCD chipset suppliers in China, such as Oak Technology, Inc. and Philips Hong Kong Ltd, the Company designs, develops and markets complete VCD players, as well as assembly kits and reference boards, at very competitive prices.

     During Fiscal 1998, through a network of manufacturing partners in China, the Company also produced and began offering home entertainment products under the brand name "Valence." The consumer electronics market in China is highly competitive with many leading companies marketing to consumers in the larger cities in China; therefore, the Company focuses its sales efforts on secondary markets. The Company has established a network of eight to ten regional distributors in various cities in China, who then sell the Valence-branded products to smaller distributors, dealers and retail establishments.

RESEARCH AND DEVELOPMENT

     The Company has spent approximately 15.8%, 11.2% and 17.1% of total expenses on research and development in Fiscal 1996, 1997 and 1998. The percentage calculation for 1998 excludes expense related to acquired in-process research and development.

     The Company's research and development group includes 55 software, hardware and application engineers who focus on developing intellectual property, technology solutions and consumer products. Five engineers are based in the U.S. with the remainder based in Hong Kong and China.

     The U.S.-based engineering group is focused upon developing new audio and voice technologies, improving the performance of existing technologies and reducing the implementation cost of the Company's technologies. These engineers also are focused on assisting customers to implement the Company's technologies and supporting the Company's sales and marketing efforts on a worldwide basis.

     Through Valence and its subsidiaries, the Company operates one of the largest independent IC design houses in Hong Kong, whose activities are primarily engaged in working on custom design ASIC projects for clients in the consumer electronics, game and telecommunications industries. These clients range from local producers to large, multi-national manufacturers around the world. The product development group, based in China, includes software and hardware engineers, as well as applications engineers, who design the Valence-branded consumer electronics products. In 1998, ASP Microelectronics, one of Valence's subsidiaries, was awarded the Hong Kong Industry Award's HKITCC Technological Achievement Award.

     The market for the Company's technologies and products is subject to rapid and significant changes and frequent new technology and product introductions. The Company believes that its future success will depend on its ability to continue to enhance its existing technologies and to introduce or acquire new technologies on a competitive basis. There can be no assurance, however, that the Company will be able to successfully enhance existing technologies and products or introduce or acquire new technologies and products.

COMPETITION

     The Company competes in each of its business segments with a number of companies which produce a variety of audio and voice enhancement technologies, processes and products. These technologies, processes and products include:
THX(R), a certification program that indicates if a movie theater or particular piece of audio equipment meets certain specifications; Dolby(R) A-type, B-type and C-type noise reduction; Dolby SR(R), which provides noise reduction and encodes analog sound using four sound channels; ProLogic(TM), a surround sound system incorporating an active center channel; DolbySRD(R), which encodes a six channel digital sound track on a movie print; DTS(R), which uses CDs to reproduce six channels of digital sound synchronized with a movie print; and SDDS(R), which encodes six or eight channels of digital sound on both sides of a movie print. Because SRS works with any existing recorded material whether mono, stereo, surround sound or other encoding process, SRS can be used either as an alternative or as a complement and enhancement to almost any competing audio technology. As a multi-channel encode/decode technology, CircleSurround competes more directly with the various surround sound technologies listed above.

     The Company also directly competes in the field of 3D audio enhancement with other 3D audio providers, including Aureal, Qsound Labs, Inc., Sensaura and Spatializer. The Company is not aware of any direct competing technologies to its voice intelligibility technology, VIP. The Company believes that TruBass might directly compete with several technologies, including MaxxBass from Waves, Ltd. and non-proprietary bass enhancement circuits, such as Bass Boost, that are included on a variety of electronics products, including televisions, audio systems and speaker products.

     In addition, the Company's technologies may, in the future, compete with audio technologies developed by other companies, some of whom may be current licensees of the Company.

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

     Although the Chinese semiconductor industry is dominated by several major chip suppliers, such as Motorola, National Semiconductor and Texas Instruments, within every major market there is need for local, niche participants, such as the Company. Smaller participants are more flexible in their strategy of enhancing new products, as well as more responsive and flexible in the service provided to clients. With thirteen years of background in the Chinese semiconductor market, the Company's personnel has expertise in local business practices and a strong franchise of relationships with clients that the Company believes gives it a competitive advantage over newcomers to the industry or the large multi-national firms.

     The Company's (through Valence and its subsidiaries) chip and component distribution contracts to distribute products for third party semiconductor manufacturers in the domestic Chinese market are not exclusive, and the Company competes with other distributors, such as Arrow Electronics, Future Electronics and Avnet Inc. In addition, the semiconductor companies who manufacture the components and chips also sell directly to manufacturers within China.

     Through a network of manufacturing partners in China, the Company produces and offers home entertainment products for wholesale and distribution through retailers, under the brand name "Valence". Although the overall consumer electronics market in China is vast, it is highly competitive with many large manufacturers competing in the retail channel with established brand names. While most of these established companies, such as Idall Electrical Appliance (China) Co. and Jiangsu Shinco Electronic Group Co., Ltd., market to consumers in China's larger cities, the Company focuses its sales efforts on secondary markets with products that have unique features and technologies.

     The markets in which the Company sells its products are subject to extreme price competition, thus the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product. In order to offset declines in the selling prices of its products, the Company must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts and other savings negotiated with its manufacturing subcontractors. Since the Company does not operate its own manufacturing facilities with respect to ASICs or product or component sales, it may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. The failure of the Company to design and introduce, in a timely manner, lower cost versions of existing products or higher gross margin new products, or to successfully manage its manufacturing subcontractor relationships could have a material adverse effect on the Company's gross margins.

INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY INFORMATION

     The Company operates in industries where innovation, investment in new ideas and protection of its resulting intellectual property rights are important for success. The Company relies on a variety of intellectual property protections for its products and services, including patent, copyright, trademark and trade secret laws, and contractual obligations, and pursues a policy of enforcing such rights. There can be no assurance, however, that the Company's intellectual property rights will be adequate to ensure the Company's competitive position, or that competitors will not be able to produce a non-infringing competitive product or service. There can be no assurance that third parties will not assert infringement claims against the Company, or that if required to obtain any third party licenses as a result of an infringement dispute the Company will be able to obtain such licenses. Although the Company believes that its patents and trademarks are important to each of its two business segments, such patents and trademarks are especially important to the business segment focused in licensing the Company's technologies or developing and marketing of its technologies in the form of integrated circuits.

     SRS is the subject of five U.S. patents containing a combined total of 276 claims. The expiration dates for these U.S. patents are May 31, 2005, June 20, 2006, September 12, 2006, October 5, 2010 and April 27, 2015, respectively. In addition, the Company has 56 issued foreign patents relating to SRS and over 50 additional foreign patents pending. The expiration dates for these foreign patents varies depending on the particular patent and the particular country, but in most cases the duration of such foreign patents will extend into the year 2006.

     The Company also owns four U.S. patents for speaker technologies and has 30 issued foreign patents for these technologies with several other foreign patents pending. The expiration dates for these U.S. patents are April 4, 2006, June 6, 2006, January 10, 2010 and October 7, 2016, respectively. The expiration dates for these foreign patents varies depending on the particular patent and the particular country, but in most cases the duration of such foreign patents will extend into the year 2006.

     The Company owns U.S. patents for VIP, FOCUS, TruSurround and CircleSurround with numerous foreign patents pending for each of these technologies. In addition, the Company has multiple new audio technology patents pending in the U.S. and worldwide for improvements to SRS and for its FOCUS, TruSurround and TruBass technologies.

     The Company is the owner of the following federally registered trademarks:
SRS(R), the SRS symbol "(o)(R)", Sound Retrieval System(R), ORB(R), BASER(R), "everything else is only stereo", and "CircleSurround". Trademark applications are pending for TruSurround(TM), AVT(TM), 3D Stereo(TM), 3D Stereo II(TM), 3D Cinema Sound(TM), Mega Wide(TM), Mega Space(TM), ORS(TM), VIP(TM), SRS Headphone, TruBass(TM), WOW Thing(TM) and NuVoice(TM). The duration of the federally registered trademarks can be maintained indefinitely, provided proper maintenance fees are paid and the trademarks are continually used or licensed by the Company. The Company also has foreign trademarks either registered or pending for many of the aforementioned trademarks.

SEASONALITY

     Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in the market could impact the Company's revenues and net income. In particular, the Company believes that there is seasonality relating to the Christmas season as well as the Chinese New Year within the Asia Pacific region, which fall into the fourth and first quarters, respectively. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

EMPLOYEES

     The Company and its subsidiaries employed 72 persons and 135 persons, respectively, in its IC Chip and Licensing and Product and Component Sales business segments as of December 31, 1998. Of the aggregate number of employees, 178 are employed by Valence and its subsidiaries and are located overseas. None of the Company's employees are covered by a collective bargaining agreement or are presently represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

     The financial information for business segments and geographic areas is included in Note 10 to the Notes to Consolidated Financial Statements, included herein under Item 8 of this Report.

BUSINESS RISKS

     Reference is made to "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Forward-Looking Information and Certain Facts" for a discussion relating to certain business risks relating to the business of the Company and its subsidiaries.

ITEM 2.       PROPERTIES

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

     The original lease with the Partnership, pursuant to which the Company leased 11,700 square feet of space, commenced on June 1, 1994, and expired on May 31, 1997. Upon the expiration of the original lease, the Company entered into a new lease agreement with the Partnership to lease 23,400 square feet of space at the same facility. The lease term commenced on June 1, 1997 and will expire on May 31, 2000. At the time of expiration, the Company will have an option to renew the lease for two additional years commencing on June 1, 2000 and terminating on May 31, 2002. Rent for the year beginning June 1, 1997 was $.59 per square foot per month plus common area expenses, real property taxes, utilities, insurance premiums and maintenance. Pursuant to the leases with the Partnership, the Company paid the Partnership rent of $63,430 during Fiscal 1996, $129,369 during Fiscal 1997 and $165,672 during Fiscal 1998.

     The Company, through Valence and its subsidiaries, leases several offices and warehouses in Hong Kong and China. Valence's principal operations are conducted at two leased facilities located in Hong Kong. The principal executive offices of Valence are located in Kowloon Tong, Hong Kong, in a 3,726 square foot office facility under a lease which expires in August 2000. Valence's other principal office is located in Kwun Tong, Kowloon, Hong Kong, in a 7,453 square foot office facility under a lease which expires in December 2000. Pursuant to these leases the Company paid rent of $461,044 during Fiscal 1998.

     The Company's corporate headquarters house personnel responsible for the development of the Company's technologies, as well as the administration of the Company's license program, while the Valence facilities are used in connection with the design and marketing of ASICs and the sale of consumer electronic products and components.

     The Company believes that the current facilities of the Company and its subsidiaries will be adequate to meet the Company's needs for the foreseeable future. Should the Company need further additional space, management believes that the Company will be able to secure additional space at reasonable rates.

ITEM 3.       LEGAL PROCEEDINGS

     As of March 26, 1999, neither the Company nor any of its subsidiaries was a party to any pending legal proceeding.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The common stock of the Company, par value $.001 per share (the "Common Stock"), trades on the Nasdaq Stock Market as a National Market System Security under the symbol SRSL. The table below reflects the high and low sales prices of the Common Stock as reported by The Nasdaq Stock Market, Inc. for the periods indicated.

                                                   HIGH             LOW
                                                 -------          -------
                  FISCAL 1997
                    First Quarter                $11 1/8          $ 7 1/4
                    Second Quarter                11 7/8            9 1/8
                    Third Quarter                 10 3/4            4 5/8
                    Fourth Quarter                 8 5/8            5

                  FISCAL 1998
                    First Quarter                $10 1/4          $ 6 1/4
                    Second Quarter                 9 5/8            4 7/8
                    Third Quarter                  7 5/8            3 3/8
                    Fourth Quarter                 5 3/8            2 3/8

     At March 26, 1999, the last sale price of the Common Stock was $3.50 per share.

HOLDERS

     At March 26, 1999, there were 410 stockholders of record.

DIVIDEND POLICY

     The Company has never paid cash dividends on the Common Stock. The Company currently intends to retain its available funds from earnings for future growth and, therefore, does not anticipate paying any dividends in the foreseeable future.

USE OF PROCEEDS

     The effective date of the Company's initial public offering of shares of Common Stock was August 8, 1996 (SEC Registration No. 333-4974-LA). Since the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 filed pursuant to Section 13(a) of the Security Exchange Act of 1934, as amended, there has been no change to the Company's use of its aggregate net offering proceeds of $22,052,955. As noted in such Quarterly Report, the Company utilized an aggregate of $8,394,222, excluding acquisition expenses in connection with three acquisitions (See Note 2 to the Consolidated Financial Statements herein) with the remaining funds being temporarily invested in cash and municipal bonds, pending application.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data of the Company for the fiscal years ended December 31, 1994, 1995, 1996, 1997 and 1998, which has been derived from the Company's consolidated audited financial statements. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                                   Fiscal Year Ended December 31,
                                                   -------------------------------------------------------------
                                                     1994          1995         1996         1997         1998
                                                   ---------    ---------    ---------    ---------     --------
                                                                (in thousands except per share data)
Revenues:
   Chip and licensing revenues                     $     987    $     844    $   5,392    $  10,081     $ 15,762
   Product and component sales                            --           --           --           --       28,963
                                                   ---------    ---------    ---------    ---------     --------
       Total revenues                                    987          844        5,392       10,081       44,725
Cost of sales                                            678           15           95          210       29,819
                                                   ---------    ---------    ---------    ---------     --------
   Gross margin                                          309          829        5,297        9,871       14,906
Operating costs and expenses
   Sales and marketing                                   674          937        1,163        2,112        6,846
   Research and development                              340          384          522          596        2,555
   General and administrative                          1,079        1,107        1,616        2,615        5,531
   Acquired in-process research
     and development                                      --           --           --           --       18,510
                                                   ---------    ---------    ---------    ---------     --------
       Total operating costs and expenses              2,093        2,428        3,301        5,323       33,442
                                                   ---------    ---------    ---------    ---------     --------
Income (loss) from operations                         (1,784)      (1,599)       1,996        4,548      (18,536)
   Other income (expense), net                           (92)         (41)         366        1,088          705
                                                   ---------    ---------    ---------    ---------     --------
Income (loss) from operations before
   income tax expense (benefit)                       (1,876)      (1,640)       2,362        5,636      (17,831)
Income tax expense (benefit)                               1            1          501        1,863         (273)
                                                   ---------    ---------    ---------    ---------     ---------
Net income (loss)                                  $  (1,877)   $  (1,641)   $   1,861    $   3,773     $(17,558)
                                                   =========    =========    =========    =========     =========
   Net income (loss) per common share:
       Basic                                       $  (0.38)    $  (0.28)    $    0.24    $    0.39     $ (1.54)
                                                   =========    =========    =========    =========     ========
       Diluted                                     $  (0.38)    $  (0.28)    $    0.21    $    0.35     $ (1.54)
                                                   =========    =========    =========    =========     ========
Weighted average number of shares used in the
   calculation of net income per common share:
       Basic                                           4,942        5,928        7,625        9,556       11,410
       Diluted                                         4,942        5,928        8,686       10,852       11,410
Balance sheet data:
   Working capital                                 $    (645)   $     431    $   3,375    $   9,075     $  7,644
   Total assets                                          927        1,698       26,674       31,542       45,535
   Short-term debt and current portion
   of long-term obligations                              492          180          180           82        8,000
   Long-term obligations,
     net of current portion                              340          211           69           --           --
   Stockholders' equity (deficit)                       (227)         888       25,151       29,420       26,072

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

     o Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world; and

     o Through its subsidiary, Valence Technology Inc. and its foreign subsidiaries, designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and finished goods for the OEM and retail communities within the Company's targeted markets.

     From the Company's inception in 1993 until February 1998, the Company derived substantially all of its revenue from royalties received from technology licenses. On March 2, 1998, the Company acquired all of the outstanding capital stock of Valence Technology, Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and China ("Valence") for an aggregate purchase price, excluding non-compete agreements and acquisition costs, of $19,500,000 consisting of approximately $7,400,000 in cash and approximately 1,680,611 shares of the Company's common stock, $.001 par value per share (the "Common Stock"). The acquisition was accounted for as a purchase with an effective date of February 1, 1998. The acquisition of Valence has had, and will continue to have, a material impact on the Company's Fiscal 1998 financial statements and for the reporting periods thereafter; accordingly, current and future financial statements may not be directly comparable to the Company's historical financial statements.

     During the first quarter of Fiscal 1998, the Company acquired certain rights to Voice Intelligibility Processor ("VIP"), which is a patented voice processing technology that improves the intelligibility of the spoken voice, especially in high ambient noise environments. Aggregate consideration, including acquisition costs, was $1,138,710 and was comprised of $620,178 in cash, 25,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at $9.47 per share.

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

     SRS currently operates in two business segments: (a) the development and marketing of technology in the forms of integrated circuits designed and distributed through Valence and the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers and (b) the sale of consumer electronic products and components. A summary of the Company's operations and activities by business segment and geographic area is set forth below.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated operating data as a percentage of total revenues for the years ended December 31, 1996, 1997 and 1998:

                                                     Percentage of Total Revenue
                                                       Years Ended December 31,
                                                     ----------------------------
                                                     1996        1997        1998
                                                     ----        ----        ----
     Chip and licensing revenue                      100%        100%        35%
     Product and component sales                       -           -         65
                                                     ---         ---        ---
         Total revenue                               100         100        100

     Cost of sales                                     2           2         67
                                                     ---         ---        ---
     Gross margin                                     98          98         33

     Sales and marketing                              21          21         15
     Research and development                         10           6          6
     General and administrative                       30          26         12
     Acquired in-process research
       and development                                 0           0         41
                                                     ---         ---        ---
         Total operating expense                      61          53         74

     Operating income (loss)                          37          45        (41)
     Other income, net                                 7          11          2
                                                     ---         ---        ---
     Income (loss) before income taxes                44          56        (39)
     Income tax expense (benefit)                      9          18          -
                                                     ---         ---        ---
         Net income (loss)                            35%         38%       (39)%
                                                     ===         ===        ====


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues

     Chip and licensing revenue consists of design fees and sales of custom application specific integrated circuits (ASICs) by Valence to OEM manufacturers and sales of general purpose ICS designed by the Company under the brand name ASP Microelectronics. Licensing revenues are royalties generated primarily from the license of the Company's audio technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Product and component sales represent (a) the manufacture and sale of Valence's own branded product line of VCD players, amplifiers and game products and (b) the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and China markets.

     Total revenues for Fiscal 1998 were $44,725,040, which includes revenues generated by Valence since February 1, 1998. This contrasts with Fiscal 1997 where revenues were $10,081,283 and were generated solely from licensing activities. Excluding chip design revenue, licensing revenue decreased 45.8% from the same period last year due to the following factors: (a) the shift in the PC market to lower cost models, which cannot bear the cost of performance enhancement technologies such as those offered by SRS Labs; (b) the Asian financial crisis which reduced demand for consumer electronics products in the region and negatively impacted the sales of semiconductor ICs that include the Company's audio technologies; and (c) the trend by consumer electronic manufacturers to adopt the Company's technologies into their higher end models has limited volume growth of models using the Company's licensed audio technologies. The licensing revenue decrease was offset by the custom ASIC chip design and chip sales of $10,294,851 related to Valence's activities. Revenue generated from product and component sales is attributable to Valence and therefore is not comparable to last year. Revenues in future quarters are expected to consist primarily of ASIC design and product and electronic component sales.

Gross Margin

     Cost of sales for Fiscal 1998 consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Cost of sales for Fiscal 1997 consisted primarily of fees paid to third party representatives for sales administration and support. Gross margin for the twelve months ended December 31, 1998 decreased to 33.3% from 97.9% for the same period in 1997. The decrease resulted from the shift in the Company's revenue base towards product and electronic component sales, which have significantly lower margins than the Company's historic licensing revenue base. Gross margins in future quarters will primarily reflect the cost of manufacturing products for sale as opposed to licensing transactions which typically have higher gross margins.

Sales and Marketing

     Sales and marketing expenses consist primarily of employee-related expenses, sales commissions and product promotion. Sales and marketing expenses were $6,845,674 in Fiscal 1998 compared to $2,111,839 in Fiscal 1997, an increase of 224.2% which was attributable to the Valence acquisition and an increase in domestic staffing to promote new technologies. As a percentage of total revenues, sales and marketing expenses decreased to 15.3% in Fiscal 1998 from 20.9% in Fiscal 1997, as a result of the higher revenue base.

Research and Development

     Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $2,554,883 in Fiscal 1998 compared to $595,689 in Fiscal 1997, an increase of 328.9%, primarily attributable to the Valence acquisition. As a percentage of total revenues, research and development expenses decreased to 5.7% in Fiscal 1998 from 5.9% in Fiscal 1997, as a result of the higher revenue base. Management believes research and development expenses will increase in the future as a result of the Company's continual product development efforts.

General and Administrative

     General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. General and administrative expenses were $5,530,957 in Fiscal 1998 compared to $2,615,706 in Fiscal 1997, an increase of 111.5%, primarily attributable to the Valence acquisition and increased staffing at corporate headquarters to support new business development. As a percentage of total revenues, general and administrative expenses decreased to 12.4% in Fiscal 1998 from 25.9% in Fiscal 1997 as a result of the higher revenue base.

     As part of the Valence acquisition, the Company allocated a portion of the purchase price to various intangible assets totaling approximately $5,910,400. This amount was capitalized and is being amortized on a straight line basis over periods ranging from three to eleven years with the related amortization expense of $1,180,489 included in general and administrative expenses for the year ended December 31, 1998. See Note 2 of the Notes to the Consolidated Financial Statements for more information concerning the purchase price allocation associated with the Valence acquisition.

Acquired In-Process Research and Development

     The Company's Consolidated Statement of Operations for the year ended December 31, 1998 includes the one-time charge of $18,510,378 for the write-off of acquired in-process research and development expenses associated with the Valence acquisition and the acquisition of certain assets associated with the VIP technology. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products' expected lives, reflecting the estimated stages of completion of the projects and the estimated costs to complete the projects.

     New product development projects underway at Valence at the time of the Valence acquisition included, among others, ASICs for consumer electronics, computing and voice and audio applications, home entertainment systems, digital multimedia players and digital power amplifiers. The Company estimated that these projects were approximately 63% complete at the date of acquisition and estimated that the cost to complete these projects will aggregate approximately $7 million and will be incurred over a three-year period.

     New product development projects utilizing the VIP technology at the time of the VIP acquisition included, among others, digital and analog sound reinforcement, wireless and non-wireless telecommunications applications, hearing aid applications, headphone and microphone applications. The Company estimated that these projects were approximately 62% complete at the date of acquisition and estimated that the cost to complete these projects will aggregate approximately $525,000 and will be incurred over a two-year period.

     Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function properly, continued economic feasibility of developed technologies, customer acceptance, customer demand and customer qualification of such new technology and general competitive conditions in the industry. There can be no assurance that the acquired in-process research and development projects will be successfully completed and commercially introduced.

Other Income, net

     Other income, net consists primarily of interest income, interest expense, realized gains and losses on the sale of investments and foreign currency transaction gains and losses. Net interest income was $694,760 in Fiscal 1998 compared to $1,088,718 in Fiscal 1997, a decrease of 36.2%. The decrease is primarily attributable to lower average cash and investment balances during the current year as compared to the prior year due to the $7,894,222 paid in conjunction with the acquisitions of Valence and VIP and interest expense on the outstanding borrowings under the Company's line of credit obtained during Fiscal 1998. The Company also recognized $86,337 of realized gains on the sale of investments available for sale and a foreign exchange transaction loss related to the Valence operations of $76,105 in Fiscal 1998.

Provision for Income Taxes

     The income tax benefit for Fiscal 1998 was $273,156 compared to income tax expense of $1,863,200 for Fiscal 1997. The Company recognized a tax benefit in Fiscal 1998 primarily due to a taxable loss recognized for U.S. federal income tax purposes related to domestic operations. In addition, the Company benefited from certain tax credits and statutory tax rates in the Asian countries where Valence has its principal business operations which are lower than United States statutory rates.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues

     Revenues for Fiscal 1996 and Fiscal 1997 consisted primarily of royalties generated from the license of audio technologies. License and royalty agreements generally provide for the license of audio technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Total revenue in Fiscal 1997 was $10,081,283 compared to $5,392,280 in Fiscal 1996, an increase of 87.0%. This increase resulted primarily from increased shipments of products incorporating SRS technologies on which licensees pay royalties. Of the $10,081,283 in revenues in Fiscal 1997, $1,410,000 related to one-time license fees and $8,671,283 related to on-going royalties, as compared to $5,392,280 in revenues in Fiscal 1996, which included $772,180 in one-time license fees and $4,620,100 related to on-going royalties. The number of licensees as of December 31, 1997 was 170 compared to 82 as of December 31, 1996.

Gross Margin

     Gross margin was 97.9% in Fiscal 1997 compared to 98.2% in Fiscal 1996. Cost of sales during those periods consisted primarily of fees paid to third party representatives for sales administration and support. Cost of sales in Fiscal 1997 was $210,348 compared to $95,378 in Fiscal 1996, an increase of 120.5%. As a percentage of total revenues, cost of sales increased to 2.1% in Fiscal 1997 from 1.8% in Fiscal 1996. This increase resulted from the increase in license revenue on which the Company pays fees to third party representatives.

Sales and Marketing

     Sales and marketing expenses consisted primarily of employee-related expenses, sales commissions and product promotion. Sales and marketing expenses were $2,111,839 in Fiscal 1997 compared to $1,163,409 in Fiscal 1996, an increase of 81.5%. This increase was primarily attributable to increased staffing to promote new technologies, increased travel costs to support the Company's global presence and an increase in marketing and promotional activities aimed at establishing SRS as an international standard. As a percentage of total revenues, sales and marketing expenses decreased to 20.9% in Fiscal 1997 from 21.6% in Fiscal 1996 as the Company leveraged its expenses on higher sales volumes.

Research and Development

     Research and development expenses consisted of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $595,689 in Fiscal 1997 compared to $521,482 in Fiscal 1996, an increase of 14.2%. This increase was primarily attributable to an increase in expenses associated with the internal development of new and existing technologies. As a percentage of total revenues, research and development expenses decreased to 5.9% in Fiscal 1997 from 9.7% in Fiscal 1996 as the Company leveraged its expenses on higher sales volumes.

General and Administrative

     General and administrative expenses consisted primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. General and administrative expenses were $2,615,706 in Fiscal 1997 compared to $1,615,648 in Fiscal 1996, an increase of 61.9%. This increase was primarily attributable to increased staffing, increased professional fees associated with maintaining patent and trademark rights in the U.S. and foreign countries, costs associated with being a public company and general management expenses for the support of licensing activities and new business development. As a percentage of total revenues, general and administrative expenses decreased to 25.9% in Fiscal 1997 from 30.0% in Fiscal 1996 as the Company leveraged its expenses on higher sales volumes.

Other Income, net

     Interest income was $1,088,718 in Fiscal 1997 compared to $365,583 in Fiscal 1996, an increase of 197.8%. The increase represents the difference in earned interest for a full year in Fiscal 1997 as opposed to a partial year's worth of earnings in Fiscal 1996. The interest was earned on investment of the proceeds from the Company's initial public offering, which took place on August 8, 1996.

Provision for Income Taxes

     The effective tax rate for Fiscal 1997 was 33.1% compared to 21.2% for Fiscal 1996. Higher pre-tax earnings for Fiscal 1997 and the full utilization of the net operating loss carryforwards in Fiscal 1996 were responsible for the increase in the effective rate.

SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following table sets forth certain quarterly financial data for the eight quarters in the period ended December 31, 1998. The quarterly information is based upon unaudited financial statements prepared by the Company on a basis consistent with the Company's audited consolidated financial statements and, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. During the first quarter of 1998, the Company acquired all of the outstanding capital stock of Valence Technology Inc. The acquisition of Valence has had and will continue to have a material impact on the Company's Fiscal 1998 financial statements and for the reporting periods thereafter; accordingly, the operating results for any quarter are not necessarily indicative of results for any future period. The Company's quarterly operating results have varied significantly in the past and are expected to vary significantly in the future.

                                                            Three Months Ended
                           ------------------------------------------------------------------------------------
(In thousands, except      Mar 31,    Jun 30,   Sep 30,     Dec 31,    Mar 31,    Jun 30,    Sep 30,    Dec 31,
 per share amounts)         1997       1997       1997       1997       1998       1998       1998       1998
                           ------     ------     ------     ------     ------     ------     ------     ------
Revenues:
   Chip and licensing      $2,212     $2,116     $2,505     $3,248    $ 2,882    $ 4,524    $ 3,936    $ 4,420
   Product and component        -          -          -          -      4,175      7,101      7,382     10,305
                           ------     ------     ------     ------    -------    -------    -------    -------
       Total revenues       2,212      2,116      2,505      3,248      7,057     11,625     11,318     14,725
Gross margin                2,173      2,040      2,434      3,224      2,659      4,238      3,507      4,502
Operating expenses          1,327        966      1,153      1,877     21,351(a)   3,480      3,291      5,320
                           ------     ------     ------     ------    -------    -------    -------    -------
Operating income (loss)       846      1,074      1,281      1,347    (18,692)      758        216       (818)
     Net income (loss)        695        848      1,083      1,147    (18,211)      720        192       (259)
Net income (loss) per
   common share:
     Basic                 $  .07     $  .09     $  .11     $  .12     $(1.68)    $  .06     $  .02     $(.02)
     Diluted               $  .07     $. .08     $  .11     $  .11     $(1.68)    $  .06     $  .02     $(.02)

----------------
(a) Operating expenses for the three month period ended March 31, 1998 included $18,510 related to the write-off of acquired in-process research and development

LIQUIDITY AND CAPITAL RESOURCES

     In August 1996, the Company completed an initial public offering of 3,107,452 shares of Common Stock at $8.00 per share. Net proceeds to the Company were approximately $22 million.

     From inception through August 1996, the Company financed its operations primarily through the private placement of equity securities. As of December 31, 1997 and 1998, cash, cash equivalents, and investments totaled $26,013,790 and $24,430,859, respectively. Net cash provided by operating activities during Fiscal 1998 was $5,022,088 and was generated primarily from decreases in accounts receivable and inventory and increases in accounts payable, offset by increases in prepaid expense and other assets. During Fiscal 1998, net cash provided by investing activities of $1,499,433 resulted primarily from the sale of the Company's investments, offset by cash used in the acquisition of Valence and the acquisition of new technologies. Net cash provided by financing activities of $1,372,968 resulted primarily from borrowings under the Company's credit line offset by payments on Valence's current debt. Cash of $1,829,621 provided by operating activities in Fiscal 1997 primarily reflected net income.

     The Company's principal source of liquidity at December 31, 1998 consisted of cash, cash equivalents and investments. The Company has adopted investment guidelines which restrict the types and minimum quality of investments the Company is authorized to purchase. At December 31, 1998, the Company had cash and cash equivalents of $12,341,242 and investments of $12,089,617. Investments consist of municipal bonds rated a minimum of A1.

     On March 2, 1998, the Company acquired all of the outstanding shares of capital stock of Valence for an aggregate purchase price of $19,500,000, excluding acquisition costs and non-compete agreements, consisting of approximately $7,400,000 in cash and approximately 1,680,611 shares of the Company's common stock.

     On March 4, 1998, the Company obtained a revolving line of credit with a bank which expires on June 1, 2000 and is secured by certain of the Company's investments. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate (7.75% as of December 31, 1998) or LIBOR plus 0.75% (6.06% as of December 31, 1998). The Company had $8.0 million outstanding under the line of credit as of December 31, 1998. As a result of the acquisition of Valence, the Company provided Valence $8.0 million to pay off its short-term debt and other obligations. These funds were provided by borrowings on the above-referenced line of credit.

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

YEAR 2000 READINESS DISCLOSURE

     The Company is currently in the process of addressing a problem that is facing all users of automated information systems. The "Year 2000 issue" arises out of the fact that many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally.

     The Company and its subsidiaries have identified the following areas which could be impacted by the Year 2000 issue. They are: Company products; internally used systems and software; products or services provided by key third parties; and the inability of chip partners, licensees or customers to process business transactions relating to chip design and licensing revenue and product and component sales.

     During Fiscal 1998, the Company and its subsidiaries reviewed its internal systems including those which support manufacturing process control and financial and general business operations. The review consisted of an evaluation of significant internal hardware systems and major software application programs for their ability to accurately recognize and process dates properly in the Year 2000 and beyond. As a result of this evaluation, the Company has identified certain systems which require upgrades to be Year 2000 ready, including certain business software applications. The Company is in the process of installing a new computer system in its overseas operation and has been assured by the software and hardware providers that these systems will be fully compliant with the Year 2000. The Company's products do not have any material Year 2000 problems.

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

     Total costs relating to the Company's compliance efforts, based on management's best estimates, were previously estimated to be as high as $1,000,000; however, based upon more current facts, the Company has revised its cost estimate range to be as high as $350,000.

     Should the Company not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to process transactions, manufacture products, send invoices or engage in similar normal business activities at the Company or its vendors and suppliers. The Company currently does not have a contingency plan with respect to potential Year 2000 failures of its suppliers or customers and at the present time does not intend to develop one. If these failures would occur, depending upon their duration and severity, they could have a material adverse effect on the Company's business, results of operations and financial condition.

     The information set forth above under this caption "Year 2000 Readiness Disclosure" relates to the Company's efforts to address the Year 2000 concerns regarding the Company's (a) operations, (b) products and technologies licensed or sold to third parties and (c) major suppliers and customers. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the Year 2000 Information Readiness Act."

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and FAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to stockholders. SFAS Nos. 130 and 131 were adopted by the Company on January 1, 1998. In accordance with SFAS No. 130, the Company has disclosed information about comprehensive income in the Consolidated Statements of Comprehensive Income (Loss) and Stockholders' Equity. In accordance with SFAS No. 131, the Company has disclosed in Note 10 to the Consolidated Financial Statements certain information about operating segments and geographic areas in which the Company sells its products.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. This standard establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe that the adoption of this new standard will have a material impact on its financial position or results of operations.

FORWARD-LOOKING INFORMATION AND CERTAIN FACTORS

     Included in Part I, Item 1. Business, this Item 7 and elsewhere in this Report are certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, reflecting management's current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Such factors include, among others, those set forth below. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Quarterly Fluctuations

     The Company's operating results may fluctuate from those in prior quarters and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company's licensees incorporate the Company's technologies into their products, the timing of orders from and the shipments to major customers, the timing of new product introductions by the Company, the gain or loss of significant customers, competitive pressures on selling prices, the market acceptance of new or enhanced versions of the Company's technologies, the rate that the Company's semiconductor licensees manufacture and distribute chips to original equipment manufacturers ("OEMs"), and fluctuations in general economic conditions, particularly those affecting the consumer electronics market. Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in the market could impact the Company's revenues and net income. In particular, the Company believes that there is seasonality relating to the Christmas season as well as the Chinese New Year within the Asia region, which fall into the fourth and first quarters, respectively. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

     The integration of certain operations following the Valence acquisition has required, and will continue to require, the dedication of management and other personnel resources which may temporarily distract them from the day-to-day business of the combined company. The geographic separation of these operations is likely to place additional strain on the Company's resources. In addition, the Company's significant operations in China and Asia have required refinement to adapt to the changing market conditions in that region. This refinement may impact certain of the Company's current business directions, including Valence, as the Company attempts to position itself to maximize penetration of selected growth segments in that region. The Company's operations in Asia, and internationally in general, also are subject to risks of unexpected changes in, or impositions of, legislative or regulatory requirements.

     The acquisition of Valence has added significant diversity to the Company's overall business structure and the Company's opportunities. The Company recognizes that in the presence of such corporate diversity, and in particular with regard to the semiconductor industry, there will always exist a potential for a conflict among sales channels between the Company and certain of the Company's technology licensees. Although the operations of the Company's licensing business and those of Valence are generally complementary, there can be no assurances that sales channel conflicts will not arise. If such potential conflicts do materialize, the Company may or may not be able to mitigate the effect of such perceived conflicts, which, if not resolved, may impact the results of operations.

Currency Risk/Stability of Asian Markets

     The Company expects that international sales will continue to represent a significant portion of total revenues. To date, all of the Company's licensing revenues have been denominated in U.S. dollars and most costs have been incurred in U.S. dollars. It is the Company's expectation that licensing revenues will continue to be denominated in U.S. dollars for the foreseeable future. With its acquisition of Valence and the Company's anticipated expansion of its business in China and other parts of Asia, the Company's consolidated operations and financial results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which the products are sold. In addition, the Company's valuation of assets recorded as a result of the Valence acquisition may also be adversely impacted by the currency fluctuations relative to the U.S. dollar. The Company intends to actively monitor its foreign exchange exposure and to implement strategies to reduce its foreign exchange risk at such time that the Company determines the benefits of such strategies outweigh the associated costs. However, there is no guarantee that the Company will take steps to insure against such risks, and should such risks occur, there is no guarantee that the Company will not be significantly impacted. Countries in the Asia Pacific region have recently experienced weakness in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for Valence's products, the U.S. dollar value of the Company's and its subsidiaries' foreign currency denominated sales, the availability and supply of product components to Valence and ultimately, the Company's consolidated results of operations.

Competitive Pressures

     The Company's existing and potential competitors include both large and emerging domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources. The Company's present or future competitors may be able to develop products and technologies comparable or superior to those offered by the Company, and to adapt more quickly than the Company to new technologies or evolving market needs. The Company believes that the competitive factors affecting the market for the Company's products and technologies include product performance, price and quality; product functionality and features, the ease of integration and implementation of the products and technologies with other hardware and software components in the OEM's products. In addition, the markets in which the Company competes are intensely competitive and are characterized by rapid technological changes, declining average sales prices and rapid product obsolescence. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its respective markets, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

Importance of Intellectual Property

     The Company's ability to compete may be affected by its ability to protect its proprietary information. The Company has filed several U.S. and foreign patent applications and to date has a number of issued U.S. and foreign patents covering various aspects of its technologies. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent, as do the laws of the U.S. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other property rights. The Company is not currently a party to any claims of this nature. There can be no assurances that third parties will not assert additional claims or initiate litigation against the Company or its customers with respect to existing or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to determine the scope and validity of the proprietary rights of the Company or others.

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

Acquisitions

     From time-to-time, the Company expects to make acquisitions of businesses or technologies that are complementary to its business strategy. Such future acquisitions would expose the Company to risks commonly encountered in acquisitions of businesses. Such risks include, among others, difficulty of assimilating the operations, information systems and personnel of the acquired businesses, the potential disruption of the Company's ongoing business; and the inability of management to maximize the financial and strategic position of the Company through successful incorporation of the acquired technologies, employees and customers. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on the Company's business, financial condition and results of operations.

Acquired In-Process Research and Development

     Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function properly, continued economic feasibility of developed technologies, customer acceptance, customer demand and customer qualification of such new technology and general competitive conditions in the industry. There can be no assurance that the acquired in-process research and development projects associated with the acquisitions of Valence and VIP will be successfully completed and commercially introduced.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

Foreign Currency

     The Company has subsidiary operations in Hong Kong and China, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were nil in Fiscal 1998 due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar, and the exchange rate remained constant throughout the year. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

Interest Rates

     The Company's line of credit bears interest based on the lending bank's prime rate or LIBOR. The interest rate on the balance of $8 million outstanding at December 31, 1998 was 6.06%. The Company believes that if interest rates were to increase by as much as 10%, the impact on the Company's consolidated financial statements would not be material.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                                         Page
                                                                                         ----
CONSOLIDATED FINANCIAL STATEMENTS:

     Independent Auditors' Report                                                         27
     Consolidated Balance Sheets as of December 31, 1997 and 1998                         28
     Consolidated Statements of Operations for the years ended
         December 31, 1996, 1997 and 1998                                                 29
     Consolidated Statements of Comprehensive Income (Loss)
         for the years ended December 31, 1996, 1997 and 1998                             30
     Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1996, 1997 and 1998                                                31
     Consolidated Statements of Cash Flows for the years ended
          December 31, 1996, 1997 and 1998                                                32
     Notes to Consolidated Financial Statements                                           34

FINANCIAL STATEMENT SCHEDULE:

     Schedule II - Valuation and Qualifying Accounts and Reserves for the year
                   ended December 31, 1998                                                48

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors
     and Stockholders of
     SRS Labs, Inc.:

     We have audited the accompanying consolidated balance sheets of SRS Labs, Inc. (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SRS Labs, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

March 12, 1999
Costa Mesa, California

                                 SRS LABS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,         December 31,
                                                                         1997                  1998
                                                                     --------------       --------------
                                               ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $    4,446,753       $   12,341,242
    Investments available for sale                                        2,010,775            1,519,425
    Accounts receivable, net of allowance for doubtful
      accounts of $0 in 1997 and $422,138 in 1998                         3,989,927            5,320,686
    Inventories, net of reserve of $653,370 in 1998                              --            4,632,968
    Prepaid expenses and other current assets, including
      other receivables of $2,131,352 in 1998                               578,957            3,244,233
    Deferred income taxes                                                   170,674               17,456
                                                                     --------------       --------------

         TOTAL CURRENT ASSETS                                            11,197,086           27,076,010

  Investments available for sale                                         19,556,262           10,570,192
  Furniture, fixtures and equipment, net                                    245,779            1,219,433
  Intangible assets, net                                                    313,673            6,669,671
  Deferred income taxes                                                     229,223                   --
                                                                     --------------       --------------

         TOTAL ASSETS                                                $   31,542,023       $   45,535,306
                                                                     ==============       ==============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                               $        202,352       $   10,632,505
    Accrued liabilities                                                     826,242              422,843
    Line of credit                                                               --            8,000,000
    Income taxes payable                                                  1,011,426              376,545
    Current portion of consideration due on asset purchase                   81,804                   --
                                                                     --------------       --------------

         TOTAL CURRENT LIABILITIES                                        2,121,824           19,431,893

Deferred income taxes                                                            --               31,240
Commitments and contingencies

STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value; 2,000,000 shares authorized;
      no shares issued and outstanding                                           --                   --
    Common stock - $.001 par value; 56,000,000 shares authorized;
      9,609,867 (1997) and 11,688,893 (1998) shares
      issued and outstanding                                                  9,610               11,689
    Additional paid-in capital                                           25,022,437           39,170,103
    Deferred stock option compensation                                      231,087              313,302
    Cumulative other comprehensive income                                   163,600              141,389
    Retained earnings (deficit)                                           3,993,465          (13,564,310)
                                                                     --------------       --------------

         TOTAL STOCKHOLDERS' EQUITY                                      29,420,199           26,072,173
                                                                     --------------       --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   31,542,023       $   45,535,306
                                                                     ==============       ==============


           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended December 31,
                                                                --------------------------------------------------
                                                                     1996             1997               1998
                                                                -------------     -------------    ---------------
REVENUES
Chip and licensing revenue                                      $   5,392,280     $  10,081,283    $    15,762,369
Product and component sales                                                --                --         28,962,671
                                                                -------------     -------------    ---------------
   TOTAL REVENUES                                                   5,392,280        10,081,283         44,725,040
COST OF SALES                                                          95,378           210,348         29,819,071
                                                                -------------     -------------    ---------------
GROSS MARGIN                                                        5,296,902         9,870,935         14,905,969

EXPENSES
Sales and marketing                                                 1,163,409         2,111,839          6,845,674
Research and development                                              521,482           595,689          2,554,883
General and administrative                                          1,615,648         2,615,706          5,530,957
Acquired in-process research and development                               --                --         18,510,378
                                                                -------------     -------------    ---------------
   TOTAL EXPENSES                                                   3,300,539         5,323,234         33,441,892

   INCOME (LOSS) FROM OPERATIONS                                    1,996,363         4,547,701        (18,535,923)

OTHER INCOME, NET                                                     365,583         1,088,718            704,992
                                                                -------------     -------------    ---------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                   2,361,946         5,636,419        (17,830,931)
INCOME TAX EXPENSE (BENEFIT)                                          500,937         1,863,200           (273,156)
                                                                -------------     -------------    ---------------
NET INCOME (LOSS)                                               $   1,861,009     $   3,773,219    $   (17,557,775)
                                                                =============     =============    ===============

Net income (loss) per common share:
   Basic                                                        $        0.24     $        0.39    $        (1.54)
                                                                =============     =============    ===============
   Diluted                                                      $        0.21     $        0.35    $        (1.54)
                                                                =============     =============    ===============

Weighted average shares used in the calculation of
 net income (loss) per common share:
   Basic                                                            7,625,075         9,556,015         11,410,346
                                                                =============     =============    ===============
   Diluted                                                          8,686,408        10,852,281         11,410,346
                                                                =============     =============    ===============


           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                        Year Ended December 31,
                                                          -------------------------------------------------
                                                               1996             1997              1998
                                                          -------------     -------------    --------------
Net income (loss)                                         $   1,861,009     $   3,773,219    $  (17,557,775)
Other comprehensive income (loss)
   Unrealized gain (loss) on investments available
   for sale, net of tax                                          87,688            75,912           (22,211)
                                                          -------------     -------------    --------------
Comprehensive income (loss)                               $   1,948,697     $   3,849,131    $  (17,579,986)
                                                          =============     =============    ==============-


           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         Cumulative
                                      Common Stock                          Deferred      Retained         Other
                                 ----------------------     Additional     Stock Option    Earnings     Comprehensive
                                   Shares       Amount    Paid-In Capital  Compensation    (Deficit)    Income (Loss)    Total
                                 ---------    ---------   ---------------  ------------    ---------    ------------- -----------
BALANCE, 1/1/96                  5,999,032     $  6,000     $ 2,500,475     $ 21,965     $(1,640,763)   $     --    $    887,677
   Issuance of common stock      3,107,452        3,107      22,049,848           --              --          --      22,052,955
   Proceeds from exercise
     of stock options              362,064          362          99,638           --              --          --         100,000
   Deferred stock
     option compensation                --           --              --      132,421              --          --         132,421
   Ascribed value of
     services contributed               --           --          29,000           --              --          --          29,000
   Unrealized gain on
     investments available
     for sale, net of tax               --           --              --           --              --      87,688          87,688
   Net income                           --           --              --           --       1,861,009          --       1,861,009
                                 ---------     --------     -----------     --------    ------------    --------    ------------
BALANCE, 12/31/96                9,468,548        9,469      24,678,961      154,386         220,246      87,688      25,150,750
   Proceeds from exercise
     of stock options              141,319          141         144,461           --              --          --         144,602
   Tax benefit associated with
     exercise of stock options          --           --         199,015           --              --          --         199,015
   Deferred stock
     option compensation                --           --              --       76,701              --          --          76,701
   Unrealized gain on
     investments available
     for sale, net of tax               --           --              --           --              --      75,912          75,912
   Net income                           --           --              --           --       3,773,219          --       3,773,219
                                 ---------     --------     -----------     --------    ------------    --------    ------------
BALANCE, 12/31/97                9,609,867        9,610      25,022,437      231,087       3,993,465     163,600      29,420,199
   Proceeds from exercise
     of stock options              213,121          213         311,199           --              --          --         311,412
   Tax benefit associated with
     exercise of stock options          --           --          13,623           --              --          --          13,623
   Deferred stock
     option compensation                --           --              --       82,215              --          --          82,215
   Unrealized loss on
     investments available
     for sale, net of tax               --           --              --           --              --     (22,211)        (22,211)
   Issuance of common stock to
     acquire Valence             1,680,611        1,681      12,104,097           --              --          --      12,105,778
   Issuance of common stock for
     noncompetition agreements     125,000          125         900,275           --              --          --         900,400
   Issuance of common stock and
     warrants to acquire VIP        25,000           25         518,507           --              --          --         518,532
   Issuance of common stock to
     acquire Circle Surround        35,294           35         299,965           --              --          --         300,000
   Net loss                             --           --              --           --     (17,557,775)         --     (17,557,775)
                                 ---------     --------     -----------     --------     -----------    --------    ------------
BALANCE, 12/31/98                11,688,893    $ 11,689     $39,170,103     $313,302    $(13,564,310)   $141,389    $ 26,072,173
                                 ==========    ========     ===========     ========    ============    ========    ============


           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                --------------------------------------------------
                                                                     1996             1997              1998
                                                                -------------     -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $   1,861,009     $   3,773,219    $  (17,557,775)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                    285,063           341,152         1,888,635
     Deferred income taxes                                           (405,512)            5,615          (298,205)
     Write-off of acquired in-process research and development             --                --        18,510,378
     Realized gain on sales of investments available for sale              --                --           (86,337)
     Amortization of premium on investments available for sale         27,300           109,817            62,534
     Accretion of consideration due on asset purchase                  38,064            23,844             8,196
     Increase in deferred stock option compensation                   132,421            76,701            82,215
     Ascribed value of services contributed                            29,000                --                --
     Changes in operating assets and liabilities, net of the
       effect of acquisitions:
         Accounts receivable                                         (648,044)       (3,286,961)        1,941,777
         Inventories                                                    1,144                --         1,998,818
         Prepaid expenses and other current assets                    137,867          (127,186)       (2,212,510)
         Accounts payable                                             121,642           (73,202)        1,878,303
         Accrued liabilities                                          301,140           260,103          (403,399)
         Income taxes payable                                         374,226           726,519          (790,542)
                                                                -------------     -------------    --------------
     Net cash provided by operations                                2,255,320         1,829,621         5,022,088

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment                        (157,654)          (64,582)         (466,368)
Proceeds from sales of investments available for sale               1,200,000                --         9,467,572
Purchases of investments available for sale                       (22,050,602)         (580,256)               --
Cash paid for acquisitions, less cash acquired                             --                --        (6,911,216)
Expenditures related to patents                                      (114,641)         (103,877)         (590,555)
                                                                -------------     --------------   --------------
     Net cash (used in) provided by investing activities          (21,122,897)         (748,715)        1,499,433

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit                                               --                --         8,000,000
Payments on subsidiary debt                                                --                --        (6,846,737)
Issuance of common stock                                           22,052,955                --                --
Payment of consideration due on asset purchase                       (213,468)         (234,752)          (91,707)
Exercise of stock options                                             100,000           144,602           311,412
                                                                -------------     -------------    --------------
     Net cash provided by (used in) financing activities           21,939,487           (90,150)        1,372,968
                                                                -------------     -------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           3,071,910           990,756         7,894,489
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        384,087         3,455,997         4,446,753
                                                                -------------     -------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   3,455,997     $   4,446,753    $   12,341,242
                                                                =============     =============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                   $          --     $          --    $      488,732
     Income taxes                                               $     126,711     $     811,700    $      640,079


           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                                --------------------------------------
                                                                  1996           1997          1998
                                                                ---------     ----------    ----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
   Additional consideration accrued for asset purchase           $33,080       $ 44,077      $  8,196
   Unrealized gain (loss) on investments, net                    $87,688       $ 75,912      $(22,211)
   Tax benefit associated with exercise of stock options         $    --       $199,015      $ 13,623

The Company acquired the stock of Valence Technology Inc. ("Valence") during February 1998 (Notes 2 and 9) and issued 1,680,611 shares of common stock in payment of $12,105,778 of the acquisition price.

In conjunction with the acquisition, certain liabilities were assumed as follows:

     Fair value of assets acquired                                $ 14,076,279
     Acquired in-process research and development costs             17,471,668
     Acquired intangible assets                                      5,910,400
     Total consideration, including acquisition costs              (21,879,033)
                                                                  ------------
     Liabilities assumed                                          $ 15,579,314
                                                                  ============

The Company issued 125,000 shares of common stock in consideration for certain non-competition agreements with the key employees of Valence. The shares have an ascribed fair value of $900,400 (Notes 2 and 9).

The Company issued 25,000 shares of common stock and warrants to purchase 100,000 shares of common stock in conjunction with the acquisition of Voice Intelligibility Processor ("VIP"). The shares and warrants have an ascribed fair value of $176,575 and $341,957, respectively (Notes 2 and 9).

The Company issued 35,294 shares of common stock in conjunction with the acquisition of certain rights associated with the Circle Surround technology. The shares have an ascribed fair value of $300,000 (Notes 2 and 9).


           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

     SRS Labs, Inc. (the "Company" or "SRS") was incorporated under the laws of the State of California on June 23, 1993 and reincorporated under the laws of the State of Delaware on June 28, 1996.

     The Company is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

o Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world; and

o Through its subsidiary, Valence Technology Inc. and its foreign subsidiaries, designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and finished goods for the OEM and retail communities within the Company's targeted markets.

Basis of Presentation

     The consolidated financial statements include the Company and its wholly owned subsidiary, Valence Technology, Inc. ("Valence"), after elimination of all intercompany accounts and transactions.

Cash Equivalents

     Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original or remaining maturities of three months or less at the date of purchase.

Investments

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. Investments, consisting primarily of municipal bonds, have been classified as available for sale and are reported at fair value, based on quoted market prices, in the accompanying consolidated balance sheets. Unrealized gains and losses, net of applicable income taxes, are reported as a separate component of stockholders' equity.

Inventories

     Inventories, which consist of finished goods, are stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method and is comprised of material costs and, where applicable, subcontracting and overhead costs that have been incurred in bringing the inventories to their present location and condition. Net realizable value represents the estimated selling price less estimated costs to completion and costs to be incurred in selling and distribution.

Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method, which amortizes cost over the estimated useful lives of the respective assets or as to leasehold improvements, the term of the related lease if less than the estimated service life ranging from three to five years.

                                 SRS LABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


Patents

     Costs paid by the Company related to the establishment and transfer of patents, primarily legal costs, are capitalized and amortized over periods ranging from five to ten years, depending on the estimated life of the technology patented.

Other Intangible Assets

     Consideration for the purchase of assets in excess of the fair market value of specifically identified tangible assets has been capitalized as other intangible assets in the accompanying consolidated balance sheets. These assets are being amortized over periods ranging from three to eleven years depending on the useful life of the asset. The Company annually evaluates the recoverability of its intangible assets based on the estimated future undiscounted cash flows. Should the carrying value of intangible assets exceed the estimated operating incomes for the expected periods of benefit, impairment for the excess is recorded at that time.

Use of Estimates

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

Revenue Recognition

     Royalty revenues associated with ongoing royalty license agreements are recognized when license payments are due upon receipt of reports from licensees stating the number of products implementing SRS patented technologies on which royalties are due. Licensing revenues for one-time technology transfer fees are recognized in the period in which the license agreement is consummated and the related technology is transferred.

     Revenue from product sales is generally recognized upon shipment. Design revenue under design contracts is recognized on the percentage-of-completion method. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made.

     Commission income derived from the Company's distribution activities is recognized on an accrual basis in the period when earned.

Research and Development

     Research and development expenses include costs and expenses associated with the development of the Company's design methodology and the design and development of new products, including initial nonrecurring engineering and product verification charges from foundries. Research and development is expensed as incurred.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes.

Foreign Currency Translation

     The Company's reporting currency is the U.S. dollar, while the functional currency of Valence is the Hong Kong dollar. Assets and liabilities of Valence are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars are included as a

                                 SRS LABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


separate component of stockholders' equity (other comprehensive income). Translation adjustments were nil during the year ended December 31, 1998. Transaction gains and losses arising on exchange are recognized as incurred in the statements of operations and aggregated $76,000 (loss) during the year ended December 31, 1998.

Net Income (Loss) Per Common Share

     Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share, which requires the disclosure of basic and diluted earnings per share for all current and prior periods. Basic net income (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each year. Diluted net income per common share reflects the maximum dilution, based on the average price of the Company's common stock each period and is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options had been exercised.

     The following is an illustration of the reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations:

                   For year Ended December 31, 1996       For year Ended December 31, 1997     For year Ended December 31, 1998
                 -------------------------------------  -----------------------------------  -------------------------------------
                   Income        Shares      Per Share   Income       Shares      Per Share    Income        Shares      Per Share
                 (Numerator)  (Denominator)    Amount   Numerator  (Denominator)    Amount   (Numerator)  (Denominator)    Amount
                 -----------  -------------  ---------  ---------  -------------  ---------  -----------  -------------  ---------
Basic:

Income (loss)
available to
common
stockholders     $1,861,009    7,625,075      $  0.24   $3,773,219   9,556,015     $  0.39  $(17,557,775)   11,410,346     $(1.54)
                                              =======                              =======                                 ======
Diluted:

Effect of
dilutive
securities:
   Stock options               1,061,333                             1,296,266
                 ----------    ---------                ----------  ----------              ------------    ----------
Income available
to common
stockholders
plus assumed
conversion       $1,861,009    8,686,408      $  0.21   $3,773,219  10,852,281     $  0.35  $(17,557,775)   11,410,346     $(1.54)
                 ==========    =========      =======   ==========  ==========     =======  ============    ==========     ======


Initial Public Offering

     In August 1996, the Company completed an initial public offering of 3,107,452 shares of its common stock at an offering price of $8 per share for net proceeds of approximately $22 million.

Reverse Stock Split and Reincorporation

     On June 27, 1996, the Company effected a .7241279-for-one stock split of its authorized and outstanding shares of common stock. On June 28, 1996, the Company reincorporated in the State of Delaware and increased its authorized shares of common stock to 56,000,000 shares and shares of preferred stock to 2,000,000 shares. All share and per share data relating to periods prior to the reverse stock split and reincorporation have been restated to give effect to the reverse stock split.

                                 SRS LABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

Fair Value of Financial Instruments

     Management believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short period of time between origination of the instruments and their expected realization of these financial instruments. Management also believes the carrying amounts of investments available for sale approximate fair value as investments are recorded at fair value based on quoted market prices (Note 3). Management believes the carrying amount of balances outstanding under the line of credit approximate fair value as the underlying interest rates reflect market rates.

Customer Concentration

     During the years ended December 31, 1996, 1997 and 1998, two customers (not necessarily the same customers each year) accounted for 38%, 39% and 40%, respectively, of revenues. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectibility of related receivables could have a material adverse effect on the Company's financial condition and results of operations.

Concentrations of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, investments, trade accounts receivable and the bank credit line. The Company places its cash in banks and its cash equivalents in commercial paper. Investments consist primarily of short-term and long-term municipal bonds. The Company has not experienced any significant losses on its cash equivalents or investments. Market risk on the bank credit line relates to changes in the bank's lending rates, including the bank's reference rate and LIBOR, on which interest charges on the Company's borrowings under the line are based.

     The Company's trade receivables are derived from sales to manufacturers and distributors in the consumer electronics, computer and communications markets primarily in Asia, North America and Europe. The Company makes periodic evaluations of the creditworthiness of its customers and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company maintains a provision for potential credit losses and such losses have historically been within management's expectations.

Geographic Risk

     The Asian consumer electronics markets accounted for approximately 92% of total Company sales in 1998 and are expected to continue to account for a substantial percentage of sales in the future. The recent economic crisis in Asia has been characterized by declines in consumer spending, currency devaluation, unemployment and bank failures. Any of these factors, should they continue, could significantly reduce the demand for the end user goods in which the Company's products are used.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to stockholders. SFAS Nos. 130 and 131 were adopted by the Company on January 1, 1998. In accordance with SFAS No. 130, the Company has disclosed information about

                                 SRS LABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


comprehensive income in the consolidated statements of comprehensive income
(loss) and stockholders' equity. In accordance with SFAS No. 131, the Company has disclosed in Note 10 certain information about operating segments and geographic areas in which the Company sells its products.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. This standard establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe that the adoption of this new standard will have a material impact on its financial position or results of operations.

Reclassifications

     Certain amounts as previously reported have been reclassified to conform to the current year presentation.

2.    ACQUISITIONS

     On March 2, 1998, the Company acquired (the "Acquisition") all of the outstanding shares of capital stock of Valence Technology Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and China ("Valence"). Valence, which conducts its operations through its subsidiaries based in Hong Kong and China, is engaged in the following business activities: (i) the development and marketing of technology in the form of integrated circuits (ASICs) to original equipment manufacturers and (ii) the sale of consumer electronic and telecommunications products and components.

     The Valence acquisition included certain assets and liabilities and all intellectual property rights to the products as well as in-process research and development activities. The aggregate purchase price of $19,500,000, excluding acquisition costs and non-compete agreements, consisted of approximately $7,400,000 in cash, of which the Company utilized its existing cash balances and 1,680,611 shares of the Company's common stock with a fair value of $12,105,778. The acquisition was accounted for as a purchase having an effective date of February 1, 1998, and accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values in accordance with APB Opinion No. 16. The Company's consolidated statement of operations for the year ended December 31, 1998 includes a charge of $17.5 million for the write-off of acquired in-process research and development expense associated with the Valence acquisition. In connection with the acquisition, three of the four management shareholders and their respective sole shareholders, each of whom was a key employee of Valence or one of its subsidiaries, entered into non-competition agreements with the Company. In consideration for these agreements and for a nominal cash payment equal to the par value of the shares, the Company issued 125,000 additional shares of its common stock, with a fair value of $900,400 in aggregate, to such three shareholders. The following summarizes the consideration granted for the acquisition of Valence and non-compete agreements, the allocation of the purchase price and other purchase accounting adjustments:

     Cash                                            $   7,394,222
     Common stock                                       13,006,178
                                                     -------------
     Total purchase price                               20,400,400
     Deficiency in net assets acquired                   1,503,035
     Acquisition costs                                   1,478,633
                                                     -------------
     Excess of purchase price over net
       assets acquired                               $  23,382,068
                                                     =============
     Allocation to:
       In-process research and development           $  17,471,668
       Developed technology                              1,200,000
       Cell library                                      1,150,000
       Customer list                                     1,000,000
       Workforce                                         1,000,000
       Non-compete agreement                               900,400
       Brand name                                          660,000
                                                     -------------
                                                     $  23,382,068
                                                     =============

                                 SRS LABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


     The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products, but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products' expected life, reflecting the estimated stages of completion of the projects and the estimated costs to complete the projects.

     New product development projects underway at Valence at the time of the acquisition included, among others, ASICs for consumer electronics, computing and voice and audio applications, home entertainment systems, digital multimedia players and digital power amplifiers. The Company estimated that these projects were approximately 63% complete at the date of acquisition and estimated that the cost to complete these projects will aggregate approximately $7 million and will be incurred over a three-year period.

     Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function properly, continued economic feasibility of developed technologies, customer acceptance, customer demand and customer qualification of such new technology and general competitive conditions in the industry. There can be no assurance that the in-process research and development projects will be successfully completed and commercially introduced.

     The following unaudited pro forma consolidated condensed statement of operations for the year ended December 31, 1997 has been prepared by combining the statement of operations of SRS for the year ended December 31, 1997 with the consolidated statement of operations of Valence for the year ended March 31, 1998. Pro forma results for the year ended December 31, 1998 do not differ materially from the results of operations set forth in the accompanying statement of operations. The pro forma information is presented for information purposes only and is not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented, or of future operations of the combined companies.

                                          Proforma
                                         Year ended
                                      December 31, 1997
                                      -----------------
     Revenues                            $47,377,020
     Costs and expense                    45,369,225
                                         -----------
     Net income                          $ 2,007,795
                                         ===========
     Net income per share                $      0.16
                                         ===========

     On February 28, 1998, the Company acquired certain rights to a proprietary technology, Voice Intelligibility Processor ("VIP"), from a third party. The aggregate consideration, including acquisition costs, was $1,138,710 and was comprised of $620,178 in cash, 25,000 shares of the Company's common stock with a fair value of $176,575 and warrants to purchase 100,000 shares of the Company's common stock at $9.47 per share with a fair value of $341,957. The portion of the purchase price allocated to acquired in-process research and development, $1,038,710, was charged to the Company's operations. The remainder of the purchase price was allocated to an intangible asset and is being amortized over eight years.

                                 SRS LABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


     The following summarizes the consideration granted for the acquisition of VIP, the allocation of the purchase price and other purchase accounting adjustments:

     Cash                                            $  500,000
     Common stock and warrants                          518,532
     Acquisition costs                                  120,178
                                                     ----------
       Total purchase price                          $1,138,710
                                                     ==========

     Allocation to:
       In-process research and development           $1,038,710
       Intangible assets                                100,000
                                                     ----------
                                                     $1,138,710
                                                     ==========

     The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products, but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products' expected life, reflecting the estimated stages of completion of the projects and the estimated costs to complete the projects.

     New product development projects utilizing the VIP technology at the time of the acquisition included, among others, digital and analog sound reinforcement, wireless and non-wireless telecommunications applications, hearing aid applications, and headphone and microphone applications. The Company estimated that these projects were approximately 62% complete at the date of acquisition and estimated that the cost to complete these projects will aggregate approximately $525,000 and will be incurred over a two-year period.

     Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function properly, continued economic feasibility of developed technologies, customer acceptance, customer demand and customer qualification of such new technology and general competitive conditions in the industry. There can be no assurance that the in-process research and development projects will be successfully completed and commercially introduced.

     The Company's financial statements for the year ended December 31, 1998, reflect one-time charges related to in-process research and development expenses of $17,471,668 associated with the Valence acquisition and $1,038,710 associated with the VIP acquisition.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

     The following table summarizes the Company's investment securities available for sale as of December 31, 1997 and 1998:

                                                         December 31,
                                               -------------------------------
                                                    1997             1998
                                               -------------     -------------
     Municipal bonds available for sale:
         Cost                                   $21,293,741      $11,849,972
         Unrealized gains                           273,296          239,645
                                                -----------      -----------
         Estimated fair value                   $21,567,037      $12,089,617
                                                ===========      ===========

                                 SRS LABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


     The contractual maturities of investments at December 31, 1997 and 1998, are shown below. Actual maturities may differ from contractual maturities.

                                                    1997                               1998
                                       ------------------------------     -----------------------------
                                                           Estimated                          Estimated
                                           Cost           Fair Value          Cost           Fair Value
                                       -------------    -------------     -------------    --------------
     Municipal bonds:
       Due in one year or less         $   2,007,939    $   2,010,775     $   1,505,168    $    1,519,425
       Due in one to five years           18,285,802       18,556,262         9,344,804         9,570,192
       Due in five to ten years                   --               --                --                --
       Due after ten years                 1,000,000        1,000,000         1,000,000         1,000,000
                                       -------------    -------------     -------------    --------------
                                       $  21,293,741    $  21,567,037     $  11,849,972    $   12,089,617
                                       =============    =============     =============    ==============

4.    FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment, net,consist of the following at December 31, 1997 and 1998:

                                                        December 31,
                                              -------------------------------
                                                   1997             1998
                                              -------------     -------------
     Furniture, fixtures and equipment        $     397,112     $     753,446
     Computer equipment                             121,280         1,008,751
     Leasehold improvements                           4,641           138,900
                                              -------------     -------------
                                                    523,033         1,901,097
     Less accumulated depreciation
       and amortization                            (277,254)         (681,664)
                                              -------------     -------------
                                              $     245,779     $   1,219,433
                                              =============     =============

5.    INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                      December 31,
                                            -------------------------------
                                                 1997             1998
                                            -------------     -------------
     Goodwill                               $     918,131     $     711,886
     Patents                                      277,617         1,786,497
     Developed technology                              --         1,200,000
     Cell library                                      --         1,150,000
     Customer list                                     --         1,000,000
     Workforce                                         --         1,000,000
     Non-compete agreement                             --           900,400
     Brand name                                        --           660,000
                                            -------------     -------------
                                                1,195,748         8,408,783
     Less accumulated amortization               (882,075)       (1,739,112)
                                            -------------     -------------
                                            $     313,673     $   6,669,671
                                            =============     =============

     Amortization periods range from three to eleven years depending on the estimated useful life of the asset.

6.    FINANCING ARRANGEMENTS

     On March 4, 1998, the Company obtained a revolving line of credit with a bank which expires on June 1, 2000 and is secured by certain of the Company's investments. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the

                                 SRS LABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


bank's prime rate (7.75% as of December 31, 1998) or LIBOR plus 0.75% (6.06% as of December 31, 1998). The Company had $8.0 million outstanding under the line of credit as of December 31, 1998. As a result of the acquisition of Valence, the Company provided Valence $8.0 million to pay off its short-term debt and other obligations. These funds were provided by borrowings on the above-referenced line of credit.

7.    COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain equipment under noncancelable operating leases expiring through 2001.

     The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership which is affiliated with a stockholder and officer of the Company. The lease is for a term of three years, commencing June 1, 1997, with an option to extend the term for an additional two years thereafter. Additionally, the Company leases several offices and warehouses in Hong Kong and China from unrelated parties. Total rent expense incurred on office facilities was $63,430, $129,369 and $646,498 for the years ended December 31, 1996, 1997 and 1998, respectively, of which $63,430, $129,369 and $165,672 was paid to related parties, respectively. Future annual minimum lease payments under noncancelable operating leases at December 31, 1998, are as follows:

    Year ending                               Office
    December 31,            Facility         Equipment           Total
    ------------           -----------      -----------       -----------
         1999              $   543,950      $    11,892       $   555,842
         2000                  349,493            9,306           358,799
         2001                       --            7,000             7,000
                           -----------      -----------       -----------
                           $   893,443      $    28,198       $   921,641
                           ===========      ===========       ===========

     As of December 31, 1998, the Company had employment agreements with seven employees, including three executives of Valence. Minimum aggregate compensation remaining under those employment agreements is $918,796 (1999) and $592,129
(2000).

8.    INCOME TAXES

     For the years ended December 31, 1996, 1997 and 1998, the provision (benefit) for income taxes consists of the following:

                                                    December 31,
                                  ------------------------------------------------
                                      1996              1997             1998
                                  -------------    -------------     -------------
     Current:
       Federal                    $     574,970    $   1,078,637     $    (679,205)
       State                            168,256          482,791            35,963
       Foreign                          163,223          296,157           668,291
                                  -------------    -------------     -------------
                                        906,449        1,857,585            25,049

     Deferred:
       Federal                          371,428          (15,724)         (161,286)
       State                             47,884           21,339          (136,919)
       Valuation allowance             (824,824)              --                --
                                  -------------    -------------     -------------
                                       (405,512)           5,615          (298,205)
                                  -------------    -------------     -------------
                                  $     500,937    $   1,863,200     $    (273,156)
                                  =============    =============     =============

                                 SRS LABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


     The reconciliation of the provision (benefit) for income taxes computed at U.S. federal statutory rates to the provision for income taxes for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                                 December 31,
                                               ------------------------------------------------
                                                   1996              1997             1998
                                               -------------    -------------     -------------
     Tax at U.S. federal statutory rates       $     803,062    $   1,916,382     $  (6,240,826)
     State income taxes                              142,653          334,079           (75,645)
     Tax exempt interest                            (105,862)        (365,194)         (150,766)
     Restoration of deferred income tax
       assets in connection with the
       Company's conversion to a
       C corporation                                 126,123               --                --
     Change in valuation allowance                  (824,824)              --                --
     Intangibles                                          --               --         5,940,367
     Other                                           359,785          (22,067)          253,714
                                               -------------    -------------     -------------
         Total income tax expense              $     500,937    $   1,863,200     $    (273,156)
                                               =============    =============     =============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 December 31,
                                               ------------------------------------------------
                                                   1996              1997             1998
                                               -------------    -------------     -------------
     Deferred tax assets (liabilities):
       State income taxes                      $      30,816    $     121,952     $     (54,085)
       Depreciation and amortization                 186,576          247,038           (13,810)
       Accruals not currently deductible             188,120           30,907             5,383
       Other                                              --               --            22,016
       Net operating losses                               --               --            26,712
                                               -------------    -------------     -------------
         Total net deferred tax assets
           (liability)                         $     405,512    $     399,897     $     (13,784)
                                               =============    =============     ==============

     In connection with the Company's acquisition of Valence, the total purchase price was allocated, for financial statement purposes, to the assets acquired, including various identifiable intangible assets for which the Company has no tax basis. SFAS No. 109 requires a deferred tax liability be recognized for the difference between the assigned value and the tax basis of the assets acquired, other than goodwill. Accordingly, a deferred tax liability and additional goodwill in the amount of $711,886 was recorded during the year ended December 31, 1998.

9.    STOCKHOLDERS' EQUITY

Issuance of Common Stock

     During the year ended December 31, 1996, the Company recorded $29,000 of additional paid-in capital related to the estimated fair value of services performed by a Company officer for which no cash consideration was paid by the Company.

     In August 1996, the Company completed an initial public offering of 3,107,452 shares of its common stock at an offering price of $8.00 per share for net proceeds of approximately $22 million.

     On March 2, 1998, the Company issued 1,680,611 shares of common stock in conjunction with the acquisition of Valence (Note 2). On February 28, 1998, the Company issued 25,000 shares of common stock in conjunction with the acquisition of the VIP technology (Note 2). On May 29, 1998, the Company issued 35,294 shares of common stock in conjunction with the acquisition of the Circle Surround technology (Note 2).

                                 SRS LABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


Stock Award/Option Plans

     On December 10, 1993, the Company's Board of Directors and shareholders adopted an Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1993 Plan"). Under the 1993 Plan, 801,971 shares of the Company's common stock are reserved for issuance to executives, employees and non-employee directors of the Company at the discretion of the Board of Directors or the committee administering the 1993 Plan. The Compensation Committee of the Board or, in the absence of a Compensation Committee, the Board has been appointed to administer the 1993 Plan. Options issued under the 1993 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 1998, options to purchase 801,971 shares of the Company's common stock were granted under the 1993 Plan.

     In June 1997, the Company's Board of Directors adopted and the Company's stockholders approved the Amended and Restated 1996 Long-Term Incentive Plan (the "1996 Plan"), for which 2,000,000 shares of the Company's common stock are reserved for issuance to officers, employees and consultants of the Company. In June 1998, the Company's Board of Directors adopted and the Company's stockholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 2,500,000. Also in June 1998, in a separate amendment, the Company's Board of Directors and the Company's stockholders approved an amendment to allow all directors of the Company and any subsidiary of the Company to participate in the 1996 Plan. The Compensation Committee or, in the absence of a Compensation Committee, the Board of Directors has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 1998, options to purchase 4,029,801 shares of the Company's common stock were granted under the 1996 Plan.

     In July 1996, the Company's Board of Directors adopted and the Company's stockholders approved the 1996 Non-employee Directors Stock Option Plan (the "Non-employee Directors Plan"), a non-discretionary formula plan for which 120,000 shares of the Company's common stock are reserved for issuance to the Company's non-employee directors. The Non-employee Directors Plan is administered by a committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan and the Chief Financial Officer of the Company. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three-year period, the first installment vesting on the date of grant. As of December 31, 1998, options to purchase 75,000 shares of common stock were granted under the Non-employee Directors Plan.

     On February 28, 1998, warrants were granted for the purchase of up to 100,000 common shares of the Company at a price of $9.47 to certain parties in connection with the acquisition of VIP ("VIP Warrants") (Note 2).

                                 SRS LABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


     The following table summarizes stock option activity under all of the Company's stock option plans and the VIP warrants (Note 2) for the periods indicated:

                                                                     Weighted
                                                  Options             Average
                                                Outstanding       Exercise Price
                                                -----------       --------------
         Outstanding at January 1, 1996           1,875,618          $  2.04
              Granted                               688,386          $  8.11
              Stock options exercised              (362,064)         $  0.28
              Forfeited                             (25,344)         $ 10.36
                                                -----------
         Outstanding at December 31, 1996         2,176,596          $  4.16
              Granted                             1,366,801          $  5.70
              Stock options exercised              (141,319)         $  1.02
              Forfeited                          (1,017,582)         $  7.68
                                                -----------
         Outstanding at December 31, 1997         2,384,496          $  3.69
              Granted                             2,898,500          $  5.06
              Stock options exercised              (213,121)         $  1.44
              Forfeited                            (150,667)         $  4.88
                                                -----------
         Outstanding at December 31, 1998         4,919,208          $  4.54
                                                ===========


The following table summarizes information concerning currently outstanding and exercisable options:

                                                    Weighted
                                  Number of          Average          Weighted                       Weighted
                                   Options          Remaining          Average        Number          Average
                                 Outstanding    Contractual Life   Exercise Price   Exercisable   Exercise Price
                                 -----------    ----------------   --------------   -----------   --------------
     Range of exercise prices:
         $0.14 - $0.69              304,281         62 months         $  0.29          304,281       $  0.29
         $2.62 - $4.56            1,624,889         84 months         $  3.29          902,194       $  3.59
         $5.00 - $10.36           2,990,038         84 months         $  5.65          544,768       $  5.86
                                 ----------                                         ----------
                                  4,919,208                           $  4.54        1,751,243       $  3.72
                                 ==========                                         ==========

     On December 1, 1995, options were granted for the purchase of up to 300,875 common shares at prices of $4.14 to $4.56 per share, which the Company's Board of Directors deemed the fair market value of the common stock at the date of grant. The Company records compensation expense resulting from the difference between the option price per share and the estimated fair market value of the common stock ($4.99) determined by a third-party appraisal completed in May 1996, totaling $236,456. This amount is recorded ratably over the vesting period of the respective options. During the years ended December 31, 1996, 1997 and 1998, the Company recorded $132,421, $56,397 and $26,828, respectively, of deferred compensation expense associated with these stock option grants. In addition, during the years ended December 31, 1997 and 1998, the Company recorded $20,304 and $55,387, respectively, of deferred compensation expense related to stock options granted to non-employee contractors.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                 SRS LABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                  December 31,
                                      -----------------------------------
                                        1996          1997        1998
                                      ---------    ---------    ---------
         Expected life                 60 months    60 months   60 months
         Stock volatility                     1%          69%         57%
         Risk-free interest rate           5.50%        5.45%       5.50%

     The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996, 1997 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been $1,762,497, or $.21 per share in 1996; $3,429,526, or $.32 per share in 1997; and ($18,684,945), or
($1.77) per share in 1998. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996, 1997 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

10.   SEGMENT INFORMATION

     The Company operates in two business segments: (i) the development and marketing of technology either in the form of integrated circuits through Valence (ASICs) or the licensing of technologies developed by the Company to original equipment manufacturers and semiconductor manufacturers and (ii) the sale of consumer electronic products and components. The Company does not allocate operating expenses or specific assets to these segments. Therefore, segment information includes only net revenues, cost of sales and gross margin. Prior to the acquisition of Valence, the Company operated in the single business segment of licensing audio technologies. Therefore, segment information is presented for 1998 only.

                                            Business Segments
                          Chips and            Product and
                          Licensing          Component Sales           Total
                       -------------        -----------------      -------------
     Net revenues      $  15,762,369         $  28,962,671         $  44,725,040
     Cost of sales         4,084,805            25,734,266            29,819,071
                       -------------         -------------         -------------
     Gross margin      $  11,677,564         $   3,228,405         $  14,905,969
                       =============         =============         =============

     The following schedule presents the Company's revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee's corporate headquarters. The Americas region includes North, Central and South America.

                 Region                     Revenue
                 ------                     -------
                 Asia Pacific           $  41,502,348
                 Americas                   3,017,596
                 Europe                       205,096
                                        -------------
                 Total                  $  44,725,040
                                        =============

11.   RELATED-PARTY TRANSACTIONS

     The Company shares certain general and administrative expenses with an affiliated company which is 100% owned by a Company officer/stockholder. Pursuant to a written agreement which was terminated on December 31, 1997, one-half of these expenses were allocated to the Company during 1996 and 1997.

     The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership which is affiliated with a stockholder and officer of the Company. The original lease

                                 SRS LABS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


term commenced on June 1, 1994 and expired on May 31, 1997. Upon expiration, the Company entered into a new lease agreement for additional space at the same facility with the same lessor. The new lease is for a term of three years, commencing June 1, 1997, with an option to extend the term for an additional two years thereafter.

     During the years ended December 31, 1996, 1997 and 1998, total revenue from an affiliated company which is 100% owned by a Company officer/stockholder, amounted to $28,449, $17,779 and $6,834, respectively. As of December 31, 1997 and 1998 accounts receivable from this affiliated company were $4,395 and $9,646, respectively. Amounts due to this affiliated company were $18,266 and $1,747 as of December 31, 1997 and 1998, respectively.

     A stockholder of the Company paid $1,500,000 and $2,500,000 in license royalties to the Company during the years ended December 31, 1996 and 1997, respectively. There were no license royalties from this stockholder during the year ended December 31, 1998.

12.   EMPLOYEE BENEFIT PLAN

     The Company's employees based in the United States may participate in a salary deferral plan (the "401(k) Plan") in which eligible employees can contribute up to 15% of their eligible compensation. The Company also may contribute on a discretionary basis. During the years ended December 31, 1996, 1997 and 1998, the Company did not contribute to the 401(k) Plan.

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                     Additions
                                                       Additions    (reductions)
                                         Balance         due to      charged to                    Balance
                                        beginning       business     costs and                     at end
                                        of period     acquisitions    expense      Deductions     of period
                                        ---------     ------------  -----------    ----------     ---------
For the year ended December 31, 1998:
   Allowance for doubtful accounts       $     --     $   647,600    $ (82,785)    $ (142,677)    $422,138
                                         ========      ==========    =========     ==========     ========

   Inventory reserve                     $     --     $ 1,275,097    $ 353,814     $ (975,541)    $653,370
                                         ========     ===========    =========     ==========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT AND OTHERS -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held in June 1998, is incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fiscal 1998.

ITEM 11.      EXECUTIVE COMPENSATION

     Except as specifically provided, the information set forth under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD -- Compensation of Directors" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 1998. The Report of the Board of Directors on Executive Compensation and the Performance Graph set forth under the caption "COMPENSATION OF EXECUTIVE OFFICERS" in the Proxy Statement shall not be deemed incorporated by reference herein and shall not otherwise be deemed "filed" as part of this Annual Report on Form 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 1998.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "TRANSACTIONS WITH MANAGEMENT AND OTHERS" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 1998.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

          (1)  Financial Statements

          The financial statements included in Part II, Item 8 of this document are filed as part of this Report.

          (2) Financial Statement Schedules

          The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report.

          All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

          (3) Exhibits

          The exhibits listed below are filed as part of this Report.

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------

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

   2.3      Asset Purchase Agreement dated as of January 28, 1998, between the
            Company and R.G.A. & Associates, Ltd. d/b/a ToteVision and VIP
            Labs(R) previously filed with the Commission as Exhibit 2.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
            December 31, 1997 filed with the Commission on March 31, 1998 (the
            "1997 Annual Report"), which is incorporated herein by reference.

   2.4      Asset Purchase Agreement dated as of May 21, 1998 by and between
            Rocktron Corporation and the Company, previously filed with the Commission as Exhibit 2.1 to the Company's Quarterly Report on Form
            10-Q for the period ended June 30, 1998 (the "June 1998 10-Q"), which is incorporated herein by reference.

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

  10.11 SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, previously filed with the Commission as Appendix A to the Company's
            Definitive Proxy Statement dated April 30, 1998, filed with the
            Commission on April 30, 1998, which is incorporated herein by reference.

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

  10.16 Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Technology Inc., and Thomas Wah Tong Wan, previously filed with the Commission as Exhibit 10.16 to the 1997
            Annual Report, which is incorporated herein by reference.

  10.17 Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Semiconductor Design Limited, and Choi Yat Ming, previously filed with the Commission as Exhibit 10.17 to the 1997
            Annual Report, which is incorporated herein by reference.

  10.18 Employment Agreement dated as of March 2, 1998, by and among the Company, LEC Electronic Components Limited, and Wong Yin Bun, previously filed with the Commission as Exhibit 10.18 to the 1997
            Annual Report, which is incorporated herein by reference.

  10.19 Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Thomrose Holdings (BVI) Limited, and Thomas Wah Tong Wan, previously filed with the Commission as Exhibit 2.5 to the Company's
            Current Report on Form 8-K filed with the Commission on March 13,
            1998 (the "Form 8-K"), which is incorporated herein by reference.

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

  10.22 Employment Agreement dated as of July 1, 1998 by and between the Company and John AuYeung, previously filed with the Commission as
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, which is incorporated herein by reference.

Other Material Contracts

  10.23     Shareholders Agreement dated as of January 27, 1994, between the
            Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.3 to the Company's
            Registration Statement on Form SB-2, specifically included in Amendment No. 2 to such Registration Statement filed with the Commission on August 2, 1996 (File No. 333-4974-LA) (the
            "Registration Statement Amendment No. 2"), which is incorporated herein by reference.

  10.24     Shareholders Agreement II dated as of January 9, 1995, between the
            Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.1 to the Registration Statement, which is incorporated herein by reference.

  10.25     Shareholders Agreement III dated as of April 21, 1995, between the
            Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.2 to the Registration Statement, which is incorporated herein by reference.

  10.26     Asset Purchase Agreement dated as of June 30, 1993, between the
            Company and Hughes Aircraft, previously filed with the Commission as
            Exhibit 10.1 to the Registration Statement, which is incorporated herein by reference.

  10.27     First Amendment to Security Agreement dated as of September 14,
            1994, by and among the Company, Hughes Aircraft, Cruttenden &
            Company, Walter W. Cruttenden III, Pacific National Bank and The
            Thomas Yuen Family Trust, previously filed with the Commission as
            Exhibit 10.2 to the Registration Statement, which is incorporated herein by reference.

  10.28     Stock Purchase Agreement dated as of January 9, 1995, between the
            Company and Packard Bell Electronics, Inc. d/b/a Packard Bell
            Corporation, previously filed with the Commission as Exhibit 10.3 to the Registration Statement Amendment No. 2, which is incorporated herein by reference.

  10.29     Amended and Restated Stock Option Agreement dated as of January 9,
            1995, between the Company and Packard Bell Electronics, Inc. d/b/a/
            Packard Bell Corporation, previously filed with the Commission as
            Exhibit 10.4 to the Registration Statement, which is incorporated herein by reference.

  10.30 License Agreement dated as of January 9, 1995, between the Company and Packard Bell Electronics, Inc. d/b/a/ Packard Bell Corporation, previously filed with the Commission as Exhibit 10.5 to the Company's Registration Statement on Form SB-2, specifically included in Amendment No. 3 to such Registration Statement filed with the Commission on August 7, 1996 (File No. 333-4974-LA) (the
            "Registration Statement Amendment No. 3"), which is incorporated herein by reference.

  10.31 License Agreement dated as of June 27, 1988, between Hughes Aircraft and Sony Corporation, as amended and assigned to the Company, previously filed with the Commission as Exhibit 10.6 to the Registration Statement Amendment No. 3, which is incorporated herein by reference.

  10.32     Real Property Lease dated June 1, 1994, between the Company and
            Daimler Commerce Partners, L.P., a California Limited Partnership, previously filed with the Commission as Exhibit 10.7 to the Registration Statement, which is incorporated herein by reference.

  10.33 Industrial Real Estate Lease dated May 30, 1997, between the Company and Daimler Commerce Partners, L.P., previously filed with the Commission as Exhibit 10.1 to the Company's Form 10-QSB for the quarterly period ended June 30, 1997, filed with the Commission on August 13, 1997, which is incorporated herein by reference.

  10.34     Tenancy Agreement dated September 1, 1995, by and between Hong Kong
            Industrial Technology Centre Corporation and Valence Semiconductor
            Design Limited relating to the premises located at Unit 413 on the Fourth Floor of the Hong Kong Industrial Technology Centre, previously filed with the Commission as Exhibit 10.33 to the 1997
            Annual Report, which is incorporated herein by reference.

  10.35     Tenancy Agreement commencing January 1, 1998, by and between Jugada
            Company Limited and Valence Semiconductor Design Limited relating to the premises located at Workshops Nos. 1, 2, 3, 4, 5, 6, 7 and 8 on the 19th Floor of APEC Plaza, No. 49 Hoi Yuen Road, Kwun Tong, Hong
            Kong, previously filed with the Commission as Exhibit 10.34 to the 1997 Annual Report, which is incorporated herein by reference.

  10.36     Stock Divestment Agreement dated July 1, 1996, between the Company,
            Thomas C.K. Yuen, Stephen V. Sedmak and Walter W. Cruttenden III, previously filed with the Commission as Exhibit 10.17 to the Registration Statement Amendment No. 2, which is incorporated herein by reference.

  10.37     Services Agreement dated July 1, 1996, between the Company and
            Sierra Digital Productions, Inc., previously filed with the Commission as Exhibit 10.19 to the Registration Statement Amendment
            No. 1, which is incorporated herein by reference.

  10.38 Registration Rights Agreement dated as of January 28, 1998, by and between the Company and R.G.A. & Associates, Ltd., d/b/a ToteVision and VIP Labs(R) and William S. Taraday, previously filed with the Commission as Exhibit 10.37 to the 1997 Annual Report, filed with the Commission on March 31, 1998, which is incorporated herein by reference.

  10.39 Warrant to Purchase 94,000 Shares of Common Stock of the Company dated February 26, 1998, held by R.G.A. & Associates, Ltd., d/b/a
            ToteVision and VIP Labs(R), previously filed with the Commission as
            Exhibit 10.38 to the 1997 Annual Report, which is incorporated herein by reference.

  10.40 Warrant to Purchase 2,500 Shares of Common Stock of the Company dated February 26, 1998, held by Herbert H. Wax, previously filed with the Commission as Exhibit 10.39 to the 1997 Annual Report, which is incorporated herein by reference.

  10.41 Warrant to Purchase 2,500 Shares of Common Stock of the Company dated February 26, 1998, held by Steven E. Loyd, previously filed with the Commission as Exhibit 10.40 to the 1997 Annual Report, which is incorporated herein by reference.

  10.42 Warrant to Purchase 1,000 Shares of Common Stock of the Company dated February 26, 1998, held by the Van Valkenberg Furber Law
            Group, P.L.L.C., previously filed with the Commission as Exhibit
            10.41 to the 1997 Annual Report, which is incorporated herein by reference.

  10.43     Business Loan Agreement dated March 4, 1998, between the Company and
            Bank of America National Trust and Savings Association, previously filed with the Commission as Exhibit 10.42 to the 1997 Annual
            Report, which is incorporated herein by reference.

  10.44 Registration Rights Agreement dated as of May 21, 1998, previously filed with the Commission as Exhibit 10.1 to the June 1998 Form
            10-Q, which is incorporated herein by reference.

  21        Subsidiaries.

  23        Consent of Deloitte & Touche LLP dated March 30, 1999.

  24        Power of attorney (included on page 55 of the Form 10-K).

  27        Financial Data Schedule.

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SRS LABS, INC., a Delaware corporation

Date: March 30, 1999               By:    /s/ THOMAS C.K. YUEN
                                        --------------------------------
                                              Thomas C.K. Yuen
                                          Chairman of the Board and
                                           Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that such person whose signature appears below constitutes and appoints Thomas C.K. Yuen and Janet M. Biski, and each of them his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      NAME                                               CAPACITY                           DATE
                      ----                                               --------                           ----


/s/            THOMAS C.K. YUEN                              Director, Chairman of the Board          March 30, 1999
------------------------------------------------               and Chief Executive Officer
               Thomas C.K. Yuen                               (Principal Executive Officer)


/s/             JANET M. BISKI                           Vice President, Chief Financial Officer,     March 30, 1999
------------------------------------------------                 Secretary and Treasurer
               Janet M. Biski                          (Principal Financial and Accounting Officer)


/s/              JOHN AUYEUNG                                     Director and Executive              March 30, 1999
------------------------------------------------                      Vice President
                 John AuYeung


/s/             THOMAS W.T. WAN                                Director and Vice President            March 30, 1999
------------------------------------------------
                Thomas W.T. Wan


/s/            ROBERT PFANNKUCH                                          Director                     March 30, 1999
------------------------------------------------
               Robert Pfannkuch


/s/            STEPHEN V. SEDMAK                                         Director                     March 30, 1999
------------------------------------------------
              Stephen V. Sedmak


/s/         JEFFREY I. SCHEINROCK                                        Director                     March 30, 1999
------------------------------------------------
            Jeffrey I. Scheinrock


/s/                 JOHN TU                                              Director                     March 30, 1999
------------------------------------------------
                    John Tu

                                  EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

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

   2.3      Asset Purchase Agreement dated as of January 28, 1998, between the
            Company and R.G.A. & Associates, Ltd. d/b/a ToteVision and VIP
            Labs(R) previously filed with the Commission as Exhibit 2.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
            December 31, 1997 filed with the Commission on March 31, 1998 (the
            "1997 Annual Report"), which is incorporated herein by reference.

   2.4      Asset Purchase Agreement dated as of May 21, 1998 by and between
            Rocktron Corporation and the Company, previously filed with the Commission as Exhibit 2.1 to the Company's Quarterly Report on Form
            10-Q for the period ended June 30, 1998 (the "June 1998 10-Q"), which is incorporated herein by reference.

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

  10.11 SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, previously filed with the Commission as Appendix A to the Company's
            Definitive Proxy Statement dated April 30, 1998, filed with the
            Commission on April 30, 1998, which is incorporated herein by reference.

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

  10.16 Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Technology Inc., and Thomas Wah Tong Wan, previously filed with the Commission as Exhibit 10.16 to the 1997
            Annual Report, which is incorporated herein by reference.

  10.17 Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Semiconductor Design Limited, and Choi Yat Ming, previously filed with the Commission as Exhibit 10.17 to the 1997
            Annual Report, which is incorporated herein by reference.

  10.18 Employment Agreement dated as of March 2, 1998, by and among the Company, LEC Electronic Components Limited, and Wong Yin Bun, previously filed with the Commission as Exhibit 10.18 to the 1997
            Annual Report, which is incorporated herein by reference.

  10.19 Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Thomrose Holdings (BVI) Limited, and Thomas Wah Tong Wan, previously filed with the Commission as Exhibit 2.5 to the Company's
            Current Report on Form 8-K filed with the Commission on March 13,
            1998 (the "Form 8-K"), which is incorporated herein by reference.

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

  10.22 Employment Agreement dated as of July 1, 1998 by and between the Company and John AuYeung, previously filed with the Commission as
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, which is incorporated herein by reference.

Other Material Contracts

  10.23     Shareholders Agreement dated as of January 27, 1994, between the
            Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.3 to the Company's
            Registration Statement on Form SB-2, specifically included in Amendment No. 2 to such Registration Statement filed with the Commission on August 2, 1996 (File No. 333-4974-LA) (the
            "Registration Statement Amendment No. 2"), which is incorporated herein by reference.

  10.24     Shareholders Agreement II dated as of January 9, 1995, between the
            Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.1 to the Registration Statement, which is incorporated herein by reference.

  10.25     Shareholders Agreement III dated as of April 21, 1995, between the
            Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.2 to the Registration Statement, which is incorporated herein by reference.

  10.26     Asset Purchase Agreement dated as of June 30, 1993, between the
            Company and Hughes Aircraft, previously filed with the Commission as
            Exhibit 10.1 to the Registration Statement, which is incorporated herein by reference.

  10.27     First Amendment to Security Agreement dated as of September 14,
            1994, by and among the Company, Hughes Aircraft, Cruttenden &
            Company, Walter W. Cruttenden III, Pacific National Bank and The
            Thomas Yuen Family Trust, previously filed with the Commission as
            Exhibit 10.2 to the Registration Statement, which is incorporated herein by reference.

  10.28     Stock Purchase Agreement dated as of January 9, 1995, between the
            Company and Packard Bell Electronics, Inc. d/b/a Packard Bell
            Corporation, previously filed with the Commission as Exhibit 10.3 to the Registration Statement Amendment No. 2, which is incorporated herein by reference.

  10.29     Amended and Restated Stock Option Agreement dated as of January 9,
            1995, between the Company and Packard Bell Electronics, Inc. d/b/a/
            Packard Bell Corporation, previously filed with the Commission as
            Exhibit 10.4 to the Registration Statement, which is incorporated herein by reference.

  10.30 License Agreement dated as of January 9, 1995, between the Company and Packard Bell Electronics, Inc. d/b/a/ Packard Bell Corporation, previously filed with the Commission as Exhibit 10.5 to the Company's Registration Statement on Form SB-2, specifically included in Amendment No. 3 to such Registration Statement filed with the Commission on August 7, 1996 (File No. 333-4974-LA) (the
            "Registration Statement Amendment No. 3"), which is incorporated herein by reference.

  10.31 License Agreement dated as of June 27, 1988, between Hughes Aircraft and Sony Corporation, as amended and assigned to the Company, previously filed with the Commission as Exhibit 10.6 to the Registration Statement Amendment No. 3, which is incorporated herein by reference.

  10.32     Real Property Lease dated June 1, 1994, between the Company and
            Daimler Commerce Partners, L.P., a California Limited Partnership, previously filed with the Commission as Exhibit 10.7 to the Registration Statement, which is incorporated herein by reference.

  10.33 Industrial Real Estate Lease dated May 30, 1997, between the Company and Daimler Commerce Partners, L.P., previously filed with the Commission as Exhibit 10.1 to the Company's Form 10-QSB for the quarterly period ended June 30, 1997, filed with the Commission on August 13, 1997, which is incorporated herein by reference.


  10.34     Tenancy Agreement dated September 1, 1995, by and between Hong Kong
            Industrial Technology Centre Corporation and Valence Semiconductor
            Design Limited relating to the premises located at Unit 413 on the Fourth Floor of the Hong Kong Industrial Technology Centre, previously filed with the Commission as Exhibit 10.33 to the 1997
            Annual Report, which is incorporated herein by reference.

  10.35     Tenancy Agreement commencing January 1, 1998, by and between Jugada
            Company Limited and Valence Semiconductor Design Limited relating to the premises located at Workshops Nos. 1, 2, 3, 4, 5, 6, 7 and 8 on the 19th Floor of APEC Plaza, No. 49 Hoi Yuen Road, Kwun Tong, Hong
            Kong, previously filed with the Commission as Exhibit 10.34 to the 1997 Annual Report, which is incorporated herein by reference.

  10.36     Stock Divestment Agreement dated July 1, 1996, between the Company,
            Thomas C.K. Yuen, Stephen V. Sedmak and Walter W. Cruttenden III, previously filed with the Commission as Exhibit 10.17 to the Registration Statement Amendment No. 2, which is incorporated herein by reference.

  10.37     Services Agreement dated July 1, 1996, between the Company and
            Sierra Digital Productions, Inc., previously filed with the Commission as Exhibit 10.19 to the Registration Statement Amendment
            No. 1, which is incorporated herein by reference.

  10.38 Registration Rights Agreement dated as of January 28, 1998, by and between the Company and R.G.A. & Associates, Ltd., d/b/a ToteVision and VIP Labs(R) and William S. Taraday, previously filed with the Commission as Exhibit 10.37 to the 1997 Annual Report, filed with the Commission on March 31, 1998, which is incorporated herein by reference.

  10.39 Warrant to Purchase 94,000 Shares of Common Stock of the Company dated February 26, 1998, held by R.G.A. & Associates, Ltd., d/b/a
            ToteVision and VIP Labs(R), previously filed with the Commission as
            Exhibit 10.38 to the 1997 Annual Report, which is incorporated herein by reference.

  10.40 Warrant to Purchase 2,500 Shares of Common Stock of the Company dated February 26, 1998, held by Herbert H. Wax, previously filed with the Commission as Exhibit 10.39 to the 1997 Annual Report, which is incorporated herein by reference.

  10.41 Warrant to Purchase 2,500 Shares of Common Stock of the Company dated February 26, 1998, held by Steven E. Loyd, previously filed with the Commission as Exhibit 10.40 to the 1997 Annual Report, which is incorporated herein by reference.

  10.42 Warrant to Purchase 1,000 Shares of Common Stock of the Company dated February 26, 1998, held by the Van Valkenberg Furber Law
            Group, P.L.L.C., previously filed with the Commission as Exhibit
            10.41 to the 1997 Annual Report, which is incorporated herein by reference.

  10.43     Business Loan Agreement dated March 4, 1998, between the Company and
            Bank of America National Trust and Savings Association, previously filed with the Commission as Exhibit 10.42 to the 1997 Annual
            Report, which is incorporated herein by reference.

  10.44 Registration Rights Agreement dated as of May 21, 1998, previously filed with the Commission as Exhibit 10.1 to the June 1998 Form
            10-Q, which is incorporated herein by reference.

  21        Subsidiaries.

  23        Consent of Deloitte & Touche LLP dated March 30, 1999.

  24        Power of attorney (included on page 55 of the Form 10-K).

  27        Financial Data Schedule.