Form 10-Q
period 1999-03-31
SRS LABS INC
filed 1999-05-17
CIK 1016470

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 --------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of May 7, 1999, 11,697,944 shares of the issuer's common stock, par value $.001 per share, were outstanding.


================================================================================

                                 SRS LABS, INC.

                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 1999

                                      INDEX




                                                                                                         Page
                                                                                                         ----
         PART I - FINANCIAL INFORMATION

             Item 1. Financial Statements.

                     Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
                     and December 31, 1998                                                                  3

                     Consolidated Statements of Operations for the three months
                     ended March 31, 1999 and 1998 (Unaudited)                                              4

                     Consolidated Statements of Comprehensive Loss for the three
                     months ended March 31, 1999 and 1998 (Unaudited)                                       5

                     Consolidated Statements of Cash Flows for the three months ended
                     March 31, 1999 and 1998 (Unaudited)                                                    6

                     Notes to the Interim Consolidated Financial Statements (Unaudited)                     8

             Item 2. Management's Discussion and Analysis of Financial Condition and Results
                     of Operations.                                                                        11

             Item 3. Quantitative and Qualitative Disclosures About Market Risk.                           18


         PART II - OTHER INFORMATION

             Item 2. Changes in Securities and Use of Proceeds.                                            19

             Item 6. Exhibits and Reports on Form 8-K.                                                     19


         SIGNATURES                                                                                        20

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                 SRS LABS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,        December 31,
                                                                            1999              1998
                                                                        ------------      -------------
                                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                           $ 11,159,639      $ 12,341,242
    Investments available for sale                                         3,039,915         1,519,425
    Accounts receivable, net                                               2,715,337         5,320,686
    Inventories, net                                                       5,621,161         4,632,968
    Prepaid expenses and other current assets                              3,634,707         3,244,233
    Deferred income taxes                                                     17,456            17,456
                                                                        ------------      ------------

         TOTAL CURRENT ASSETS                                             26,188,215        27,076,010

  Investments available for sale                                           9,022,113        10,570,192
  Furniture, fixtures & equipment, net                                       911,304         1,219,433
  Intangible assets, net                                                   6,586,865         6,669,671
                                                                        ------------      ------------

         TOTAL ASSETS                                                   $ 42,708,497      $ 45,535,306
                                                                        ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                    $  7,917,636      $ 10,632,505
    Accrued liabilities                                                    1,829,070           422,843
    Line of credit                                                         8,000,000         8,000,000
    Income taxes payable                                                     287,872           376,545
                                                                        ------------      ------------

         TOTAL CURRENT LIABILITIES                                        18,034,578        19,431,893

Deferred income taxes                                                         31,240            31,240


STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value; 2,000,000 shares authorized;
      no shares issued and outstanding                                            --                --
    Common stock - $.001 par value; 56,000,000 shares authorized;
      11,697,944 (at March 31, 1999) and 11,688,893
      (at December 31, 1998) shares issued and outstanding                    11,698            11,689
    Additional paid-in capital                                            39,207,565        39,170,103
    Deferred stock option compensation                                       403,863           313,302
    Cumulative other comprehensive income                                    133,473           141,389
    Retained deficit                                                     (15,061,420)      (13,564,310)
    Less treasury stock at cost, 12,000 (at March 31, 1999)
      and zero (at December 31, 1998) shares                                 (52,500)               --
                                                                        ------------      ------------

         TOTAL STOCKHOLDERS' EQUITY                                       24,642,679        26,072,173
                                                                        ------------      ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 42,708,497      $ 45,535,306
                                                                        ============      ============


           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     1999               1998
                                                 ------------      -------------
REVENUES
Chip and licensing revenue                       $  4,104,067      $  2,881,961
Product and component sales                         3,612,774         4,175,435
                                                 ------------      ------------
   TOTAL REVENUES                                   7,716,841         7,057,396
COST OF SALES                                       5,275,642         4,398,416
                                                 ------------      ------------
GROSS MARGIN                                        2,441,199         2,658,980

Sales and marketing                                 1,571,999         1,188,894
Research and development                              640,018           399,079
General and administrative                          2,139,545         1,252,823
Acquired in-process research and development               --        18,510,378
                                                 ------------      ------------
LOSS FROM OPERATIONS                               (1,910,363)      (18,692,194)

OTHER INCOME, NET                                     103,347           197,492
                                                 ------------      ------------
LOSS BEFORE INCOME TAX BENEFIT                     (1,807,016)      (18,494,702)
INCOME TAX BENEFIT                                   (309,906)         (283,768)
                                                 ------------      ------------
NET LOSS                                         $ (1,497,110)     $(18,210,934)
                                                 ============      ============

NET LOSS PER COMMON SHARE
   Basic                                         $      (0.13)     $      (1.68)
                                                 ============      ============
   Diluted                                       $      (0.13)     $      (1.68)
                                                 ============      ============

WEIGHTED AVERAGE SHARES USED IN THE
CALCULATION OF NET LOSS PER
COMMON SHARE
   Basic                                           11,681,419        10,852,052
                                                 ============      ============
   Diluted                                         11,681,419        10,852,052
                                                 ============      ============









           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                             Three Months Ended
                                                                  March 31,
                                                       ------------------------------
                                                           1999              1998
                                                       ------------      ------------
Net loss                                               $ (1,497,110)     $(18,210,934)
Other comprehensive income (loss)
   Unrealized gain (loss) on investments available
   for sale, net of tax                                      (7,916)           40,414
                                                       ------------      ------------
Comprehensive loss                                     $ (1,505,026)     $(18,170,520)
                                                       ============      ============



          See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                      ------------------------------
                                                                          1999              1998
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (1,497,110)     $(18,210,934)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
     Depreciation and amortization                                         499,913           359,399
     Deferred income taxes                                                      --          (335,000)
     Write-off of acquired in-process research and development                  --        18,510,378
     Amortization of premium on investments available for sale              14,171            56,197
     Accretion of consideration due on asset purchase                           --             4,098
     Increase in deferred stock option compensation                         90,561            26,670
     Changes in operating assets and liabilities, net of the
       effect of acquisitions:
         Accounts receivable                                             2,305,349         1,448,496
         Inventories                                                      (988,193)        2,262,754
         Prepaid expenses and other current assets                        (219,882)          398,660
         Accounts payable                                               (2,714,869)       (2,123,534)
         Accrued liabilities                                             1,463,578           153,648
         Income taxes payable                                              (83,171)         (446,163)
                                                                      ------------      ------------
     Net cash provided by (used in) operations                          (1,129,653)        2,104,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment                              (28,425)          (72,640)
Proceeds from sales of investments available for sale                           --         7,467,571
Cash paid for acquisitions, less cash acquired                                  --        (6,911,216)
Expenditures related to patents                                             (8,496)               --
                                                                      ------------      ------------
     Net cash provided by (used in) investing activities                   (36,921)          483,715

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit                                                    --         7,000,000
Payments on subsidiary debt                                                     --        (6,755,382)
Payment of consideration due on asset purchase                                  --           (55,918)
Repurchase of stock                                                        (52,500)               --
Exercise of stock options                                                   37,471           147,865
                                                                      ------------      ------------
     Net cash provided by (used in) financing activities                   (15,029)          336,565
                                                                      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (1,181,603)        2,924,949
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          12,341,242         4,446,753
                                                                      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 11,159,639      $  7,371,702
                                                                      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                         $    112,307      $         --
     Income taxes                                                     $         --      $    330,000



           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                         1999               1998
                                                       --------           -------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
   Unrealized gain (loss) on investments, net           $(7,916)          $40,414

The Company acquired the stock of Valence Technology Inc. ("Valence") during March 1998 (Note 2) and issued 1,680,611 shares of common stock in payment of $12,105,778 of the acquisition price.

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
                                                            ============

The Company issued 125,000 shares of common stock in consideration for certain non-competition agreements with the key employees of Valence. The shares have an ascribed fair value of $900,400 (Note 2).

In February 1998, the Company issued 25,000 shares of common stock and warrants to purchase 100,000 shares of common stock in conjunction with the acquisition of Voice Intelligibility Processor ("VIP"). The shares and warrants have an ascribed fair value of $176,575 and $341,957, respectively (Note 2).

In May 1998, the Company issued 35,294 shares of common stock in conjunction with the acquisition of certain rights associated with the Circle Surround technology. The shares have an ascribed fair value of $300,000 (Note 2).

In January 1999, the Company received certain computer equipment and a fully paid-up license for MPEG-1 Technology Core from DVS Inc. in payment for $300,000 of license fees due to the Company for the use of its technologies.



           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL/BASIS OF PRESENTATION

     SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

     - Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world; and

     - Through its subsidiary, Valence Technology Inc. and its foreign subsidiaries, designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and electronics products for the OEM and retail communities within the Company's targeted markets.

     The accompanying interim consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of December 31, 1998) in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.   ACQUISITIONS

     On March 2, 1998, the Company acquired (the "Acquisition") all of the outstanding shares of capital stock of Valence Technology Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and China ("Valence"). Valence, which conducts its business through its subsidiaries based in Hong Kong and China, is engaged in the following business activities:
(i) the development and marketing of technology in the form of integrated circuits (ASICs) to original equipment manfacturers and (ii) the sale of consumer electronic and telecommunications products and components. The aggregate purchase price of $19,500,000 consisted of approximately $7,400,000 in cash and 1,680,611 shares of the Company's common stock with a fair value of $12,105,778. The Company's consolidated statement of operations for the three months ended March 31, 1998 includes a charge of $17.5 million for the write-off of acquired in-process research and development expense associated with the Valence acquisition. The acquisition was accounted for as a purchase having an effective date of February 1, 1998. In connection with such acquisition, three of the four management shareholders and their respective sole shareholders, each of whom was a key employee of Valence or one of its subsidiaries, entered into non-competition agreements with the Company. In consideration for these agreements and for a nominal cash payment equal to the par value of the shares, the Company issued 125,000 additional shares of its common stock in aggregate to such three shareholders.

                                 SRS LABS, INC.
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     The following summarizes the consideration granted for the acquisition of Valence and non-compete agreements, the allocation of the purchase price and other purchase accounting adjustments:

Cash                                                  $ 7,394,222
Common stock                                           13,006,178
                                                      -----------
Total purchase price                                   20,400,400
Deficiency in net assets acquired                       1,503,035
Acquisition costs                                       1,478,633
                                                      -----------
Excess of purchase price over net assets acquired     $23,382,068
                                                      ===========
Allocation to:
  In-process research and development                 $17,471,668
  Intangible assets                                     5,910,400
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

3.   INVESTMENTS AVAILABLE FOR SALE

     The Company has classified its investments as available-for-sale in accordance with SFAS No. 115. As of March 31, 1999, the Company's available-for-sale investments had a cost of $11,835,803 and an estimated fair value of $12,062,028, based on quoted market prices. The unrealized gains on these investments of $226,225, net of income taxes of $92,752, are reported as a separate component of stockholders' equity.

4.   INVENTORIES

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

                                 SRS LABS, INC.
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


5.   NET LOSS PER COMMON SHARE

     The Company computes earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 requires the Company to disclose basic and diluted earnings per share.

6.    CONTINGENCIES

     The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

7.    STOCKHOLDERS' EQUITY

     During Fiscal 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock. As of March 31, 1999, 12,000 shares had been repurchased at a cost of $52,500. Such repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

8.    SEGMENT INFORMATION

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

                                      Three Months Ended March 31, 1999
                         ---------------------------------------------------------
                            Chips and           Product and
                            Licensing         Component Sales             Total
                         -------------        ---------------        -------------
     Net revenues        $   4,104,067         $   3,612,774         $   7,716,841
     Cost of sales           1,737,578             3,538,064             5,275,642
                         -------------         -------------         -------------
     Gross margin        $   2,366,489         $      74,710         $   2,441,199
                         =============         =============         =============

                                      Three Months Ended March 31, 1998
                         ---------------------------------------------------------
                            Chips and          Product and
                            Licensing         Component Sales             Total
                         -------------        ---------------        -------------
     Net revenues        $   2,881,961         $   4,175,435         $   7,057,396
     Cost of sales             671,932             3,726,484             4,398,416
                         -------------         -------------         -------------
     Gross margin        $   2,210,029         $     448,951         $   2,658,980
                         =============         =============         =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

     - Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world; and
     - Through its subsidiary, Valence Technology Inc. and its foreign subsidiaries, designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and electronics products for the OEM and retail communities within the Company's targeted markets.

     From the Company's inception in 1993 until February 1998, the Company derived substantially all of its revenue from royalties received from technology licenses. On March 2, 1998, the Company acquired all of the outstanding capital stock of Valence Technology, Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and China ("Valence") for an aggregate purchase price, excluding non-compete agreements and acquisition costs, of $19,500,000 consisting of approximately $7,400,000 in cash and approximately 1,680,611 shares of the Company's common stock, $.001 par value per share (the "Common Stock"). The acquisition was accounted for as a purchase with an effective date of February 1, 1998. The acquisition of Valence had a material impact on the Company's financial statements for the fiscal year ended December 31, 1998 ("Fiscal 1998") and will continue to have a material impact for the reporting periods thereafter; accordingly, current and future financial statements may not be directly comparable to the Company's historical financial statements.

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

     SRS currently operates in two business segments: (a) the development and marketing of technology in the forms of integrated circuits designed and distributed through Valence and the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers and (b) the sale of consumer electronic products and components. A summary of the Company's operations and activities by business segment is included in the notes to the interim consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Impact of Valence acquisition

     The Company's consolidated financial results for the three month period ended March 31, 1998 include the results of the Valence operations beginning as of February 1, 1998. Accordingly, results for the three months ended March 31, 1999 may not be directly comparable to the results for the three months ended March 31, 1998.

Revenues

     Chip and licensing revenue consists of design fees and sales of custom application specific integrated circuits (ASICs) by Valence to OEM manufacturers and sales of general purpose integrated circuits ("IC"s) designed by the Company under the brand name ASP Microelectronics. Licensing revenues are royalties generated primarily from the license of the Company's audio technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Product and component sales primarily represent the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and China markets.

     Total revenues for the three months ended March 31, 1999 were $7,716,841 compared to $7,057,396 for the three months ended March 31, 1998. Excluding chip design revenue, licensing revenue decreased 50.3% from the same period last year due to the following factors: (a) the shift in the PC market to lower cost models which cannot bear the cost of performance enhancement technologies such as those offered by SRS Labs; (b) the Asian financial crisis which reduced demand for consumer electronics products in the region and negatively impacted the sales of semiconductor ICs that include the Company's audio technologies; and (c) the trend by consumer electronic manufacturers to initially adopt the Company's new technologies into their higher end models with limited volume potential for the short term. The licensing revenue decrease was offset by an increase of 134.8% in the custom ASIC chip design and chip sales related to Valence's activities. Revenue from product and component sales decreased to $3,612,774 for the quarter ended March 31, 1999 from $4,175,435 for the same prior year quarter primarily due to the Company's decision to focus on higher margin revenue and deemphasize certain lower margin distribution activities. The Company expects that the revenue mix in future quarters will continue to be weighted more towards chip and electronic component sales and less to licensing.

Gross Margin

     Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margin for the three months ended March 31, 1999 decreased to 31.6% from 37.7% for the same period in 1998. The decrease resulted from the shift in the Company's revenue base towards ASIC and general purpose IC chip sales, which have significantly lower margins than the Company's historic licensing revenue base. The Company expects that, consistent with trends in the revenue mix, gross margins in future quarters will continue to be impacted by the cost of procuring and manufacturing products for sale as opposed to licensing transactions which typically have higher gross margins.

Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries and sales consultants' fees and related expenses, sales commissions and product promotion. Sales and marketing expenses were $1,571,999 for the three months ended March 31, 1999 compared to $1,188,894 for the same prior year period, an increase of 32.2%. The increase was primarily due to additional sales and marketing headcount needed to promote the Company's new technologies, increased promotional activities related to product sales in the PRC and increased selling expenses related to higher chip sales. As a percentage of total revenues, sales and marketing expenses increased to 20.4% for the quarter ended March 31, 1999 from 16.8% for the same prior year quarter.

Research and Development

     Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $640,018 for the three months ended March 31, 1999 compared to $399,079 for the same prior year period, an increase of 60.4%. The increase is primarily attributable to headcount added to support the increased ASIC design activity, to develop, enhance and implement new audio and voice technologies and to develop software and Internet applications for the Company's technologies. As a percentage of total revenues, research and development expenses increased to 8.3% for the quarter ended March 31, 1999 from 5.7% for the same prior year quarter. Management believes research and development expenses will increase in the future as a result of the Company's product development efforts.

General and Administrative

     General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. General and administrative expenses were $2,139,545 for the three months ended March 31, 1999 compared to $1,252,823 for the same prior year period, an increase of 70.8%. The increase was primarily attributable to increased corporate headcount added to manage the acquired operations and to support new business development, costs incurred for due diligence activities related to potential acquisitions that did not occur and higher costs associated with year end reporting activities required of a public company due to the expanded scope of the Company's operations. As a percentage of total revenues, general and administrative expenses increased to 27.7% for the quarter ended March 31, 1999 from 17.8% for the same prior year quarter.

     As part of the Valence acquisition, the Company allocated a portion of the purchase price to various intangible assets totaling approximately $5,910,400. This amount was capitalized and is being amortized on a straight line basis over periods ranging from three to eleven years with the related amortization expense of $332,796 and $200,998 for the quarters ended March 31, 1999 and March 31, 1998, respectively, included in general and administrative expenses. See Note 2 of the notes to the interim consolidated financial statements for more information concerning the purchase price allocation associated with the Valence acquisition.

Acquired In-Process Research and Development

     The Company's Consolidated Statement of Operations for the three months ended March 31, 1998 includes the one-time charge of $18,510,378 for the write-off of acquired in-process research and development expenses associated with the Valence acquisition and the acquisition of certain assets associated with the VIP technology. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products' expected lives, reflecting the estimated stages of completion of the projects and the estimated costs to complete the projects.

     New product development projects underway at Valence at the time of the Valence acquisition included, among others, (a) ASICs for consumer electronics, computing and voice and audio applications, (b) home entertainment systems, (c) digital multimedia players and (d) digital power amplifiers. The Company estimated that these projects were approximately 63% complete at the date of acquisition and estimated that the cost to complete these projects will aggregate approximately $7 million and will be incurred over a three-year period.

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

     Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function properly, continued economic feasibility of developed technologies, customer acceptance, customer demand and customer qualification of such new technology and general competitive conditions in the industry. There can be no assurance that the acquired in-process research and development projects will be pursued or successfully completed and commercially introduced.

Other Income, Net

     Net other income consists primarily of interest income, interest expense, realized gains and losses on the sale of investments and foreign currency transaction gains and losses. Net other income was $103,347 for the three months ended March 31, 1999 compared to $197,492 for the same prior year period, a decrease of 47.7%. The decrease is primarily attributable to lower average cash and investment balances during the current year quarter as compared to the prior year quarter due to the cash paid in conjunction with the acquisitions of Valence and VIP and interest expense on the outstanding borrowings under the Company's line of credit obtained during the first quarter of Fiscal 1998.

Provision for Income Taxes

     The income tax benefit for the three months ended March 31, 1999 was $309,906 compared to $283,768 for the same prior year period. Related to domestic operations, the Company recognized tax benefits in connection with federal refundable taxes which could be recovered through a net operating loss carryback. In addition, the Company recorded a tax provision at statutory tax rates in the Asian countries where Valence has its principal business operations

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity at March 31, 1999 consisted of cash, cash equivalents and investments aggregating $23.2 million, as well as borrowings available under its credit facility. At December 31, 1998, the Company had cash, cash equivalents and long term investments of approximately $24.4 million.

     The Company has primarily financed its operations through the cash provided by its operations and proceeds from its initial public offering of Common Stock in August 1996. The Company's operating activities utilized $1,129,653 in cash for the three months ended March 31, 1999 and provided $2,104,669 for the three months ended March 31, 1998. The use of cash in operations for the quarter ended March 31, 1999 was primarily due to the Company's loss from operations. In addition, cash increased due to a reduction in accounts receivable of $2.3 million which was primarily due to the collection of certain large balances due from SRS and Valence customers that were outstanding at December 31, 1998. This increase was partially offset by a decrease in cash due to a net decrease in accounts payable and accrued liabilities of $1.3 million due to payments made to certain major component suppliers. In addition, cash was used to increase inventory by approximately $988,000 in anticipation of customer demand.

     As described above, the Company acquired Valence and additional technologies during the first quarter of Fiscal 1998. (See Note 2 to the interim consolidated financial statements.)

     On March 4, 1998, the Company obtained a revolving line of credit with a bank which expires on June 1, 2000 and is secured by certain of the Company's cash, cash equivalents and investments. As of March 31, 1999, approximately $817,000 in cash and cash equivalents and $11.1 million in investments were pledged as collateral for the line of credit. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate or LIBOR plus 0.75%. The Company had $8.0 million outstanding under the line of credit as of March 31, 1999. As a result of the acquisition of Valence, the Company provided Valence $8.0 million to pay off its short-term debt and other obligations. These funds were provided by borrowings on the above-referenced line of credit.

     The Company anticipates that its primary uses of working capital in future periods will be to acquire new technologies, to provide Valence with additional working capital and to fund increased costs for additional sales and engineering headcount and marketing activities associated with the introduction of new technologies and products into the market.

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

     The Company and its subsidiaries have identified the following areas which could be impacted by the Year 2000 issue: Company products; internally used systems and software; products or services provided by key third parties; and the ability of chip partners, licensees or customers to process business transactions relating to chip design and licensing revenue and product and component sales.

     During Fiscal 1998, the Company and its subsidiaries reviewed its internal systems including those which support manufacturing process control and financial and general business operations. The review consisted of an evaluation of significant internal hardware systems and major software application programs for their ability to accurately recognize and process dates properly in the Year 2000 and beyond. As a result of this evaluation, the Company identified certain systems which require upgrades to be Year 2000 ready, including certain business software applications. The Company is in the process of installing a new computer system in its overseas operation and has been assured by the software and hardware providers that these systems will be fully compliant with the Year 2000. The Company's products do not have any material Year 2000 problems.

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

     Total costs relating to the Company's compliance efforts, based on management's best estimates, are estimated to be as high as $350,000.

     Should the Company not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to process transactions, manufacture products, send invoices or engage in similar normal business activities at the Company or its vendors and suppliers. The Company currently does not have a contingency plan with respect to potential Year 2000 failures of its suppliers or customers and, at the present time, does not intend to develop one. If these failures would occur, depending upon their duration and severity, they could have a material adverse effect on the Company's business, results of operations and financial condition.

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

FORWARD-LOOKING INFORMATION AND CERTAIN FACTORS

     Included in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations are certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, reflecting management's current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy and the shift in revenue mix which is expected to be weighted more toward chip and electronic component sales and less to licensing. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Such factors include, among others, those set forth below. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Quarterly Fluctuations

     The Company's operating results may fluctuate from those in prior quarters and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company's licensees incorporate the Company's technologies into their products, the timing of orders from and the shipments to major customers, the timing of new product introductions by the Company, the gain or loss of significant customers, competitive pressures on selling prices, the market acceptance of new or enhanced versions of the Company's technologies, the rate that the Company's semiconductor licensees manufacture and distribute chips to original equipment manufacturers ("OEMs"), and fluctuations in general economic conditions, particularly those affecting the consumer electronics market. In addition, due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in the market has impacted the Company's revenues and net income. In particular, the Company believes that there is seasonality relating to the Christmas season, generally, and the Chinese New Year within the Asia region, which fall into the fourth and first quarters, respectively. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Changes to the Business Model/Integration of Valence/Refinement of Asian
Strategy

     From the Company's inception in 1993 through 1997, the Company derived substantially all of its revenues from licensing activities. As a result of the acquisition of Valence, the Company has added business operations engaged in the design and sale of ASICs and other semiconductor products; the design, manufacture and sale of consumer electronics components and products; and the distribution of components and products within mainland China and throughout Asia. These operations differ substantially from the Company's previous business model, and future operating results could be affected by a variety of factors, including the timing of customer orders, the timing of development revenue, changes in the mix of products distributed and the mix of distribution channels employed, the emergence of new industry standards, product obsolescence and changes in pricing policies by the Company, its competitors or its suppliers.

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

Competitive Pressures

     The Company's existing and potential competitors include both large and emerging domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources. The Company's present or future competitors may be able to develop products and technologies comparable or superior to those offered by the Company, and to adapt more quickly than the Company to new technologies or evolving market needs. The Company believes that the competitive factors affecting the market for the Company's products and technologies include product performance, price and quality; product functionality and features; and the ease of integration and implementation of the products and technologies with other hardware and software components in the OEM's products. In addition, the markets in which the Company competes are intensely competitive and are characterized by rapid technological changes, declining average sales prices and rapid product obsolescence. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its respective markets, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

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

Management of Growth; Dependence on Key Personnel

     The Company has experienced rapid growth and expansion with the acquisition of Valence. This acquisition has placed, and will continue to place, a significant strain on its administrative, operational and financial resources, and has increased, and will continue to increase, the level of responsibility for both existing and new management personnel. The Company's future success depends in part on the continued service of its key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel. The Company anticipates that any future growth will require it to recruit and hire a number of new personnel in engineering, operations, finance, sales and marketing. Competition for such personnel is intense, and there can be no assurance that the Company can retain and recruit necessary personnel to operate its business and support future growth. The Company's ability to manage its growth successfully also will require the Company to continue to expand and improve its administrative, operational, management and financial systems and controls.

Volatility of Stock Price

     The trading price of the Common Stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in the Company's operating results, announcements of new products or technological innovations by the Company or its competitors, general market fluctuations and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the markets in which the Company does business, or relating to the Company specifically, have in the past resulted in, and could in the future result in, an immediate effect on the market price of the Common Stock.

Acquisitions

     From time-to-time, the Company expects to make acquisitions of businesses or technologies that are complementary to its business strategy. Such future acquisitions would expose the Company to risks commonly encountered in acquisitions of businesses. Such risks include, among others, difficulty of assimilating the operations, information systems and personnel of the acquired businesses; the potential disruption of the Company's ongoing business; and the inability of management to maximize the financial and strategic position of the Company through successful incorporation of the acquired technologies, employees and customers. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

Foreign Currency

     The Company has subsidiary operations in Hong Kong and China, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were nil in Fiscal 1998 and in the three month period ended March 31, 1999 due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar and the exchange rate remained constant throughout the period. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

Interest Rates

     The Company's line of credit bears interest based on the lending bank's prime rate or LIBOR. The interest rate on the balance of $8 million outstanding at March 31, 1999 was 5.72%. The Company believes that if interest rates were to increase by as much as 10%, the impact on the Company's consolidated financial statements would not be material.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SECURITIES SOLD

     On December 31, 1998, the Company and Samsung Electronics Co., Ltd. ("Samsung") entered into a License Agreement (the "License Agreement") relating to the Company's Voice Intelligibility Processor (VIP(TM)) technology. In connection with the License Agreement and as consideration for the marketing efforts to be provided by Samsung, the Company on March 5, 1999 granted to Samsung an option (the "Option") to purchase an aggregate of 50,000 shares (the "Shares") of common stock, par value $.001 per share, of the Company ("Common Stock"), at a purchase price of $3.94 per Share. The Option vests pro rata in three annual installments commencing on the first anniversary of the date of grant. In addition, under the License Agreement, the Company has agreed to grant to Samsung additional options to purchase up to an aggregate of 200,000 shares of Common Stock if certain goals are met by Samsung. Each such additional option shall be granted in 50,000 share increments and shall vest in the same manner as the option described above. The date of grant for each such option shall be the date during the two week period commencing on the date specified in the License Agreement that the closing price of a share of Common Stock is the lowest. Such last sale price on such date shall then become the exercise price for that option. The shares of Common Stock to be issued to Samsung upon exercise of all such options shall be issued in reliance on the private offering exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

USE OF PROCEEDS

     The effective date of the Company's initial public offering of its Common Stock was August 8, 1996 (SEC Registration No. 333-4974-LA). There has been no change in the Company's use of its aggregate net offering proceeds of $22,052,955 since the disclosure set forth in the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1998. As noted in such prior Quarterly Report, the Company utilized an aggregate of $8,394,222 in connection with three acquisitions (see Note 2 to the interim consolidated financial statements herein) with the remaining funds being temporarily invested in cash and municipal bonds pending application.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits. The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Report.

       Exhibit
         No.                         Description
       -------                       -----------

         10.1 Severance Agreement, dated February 23, 1999, by and between the Company and Thomas R. Parkinson.

         27            Financial Data Schedule.


       (b)    Reports on Form 8-K

       No reports on Form 8-K were filed with the Commission during the three month period ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SRS LABS, INC.,
                                             a Delaware corporation

Date:  May 14, 1999                          By: /s/ JOHN AUYEUNG
                                                 -------------------------------
                                                 John AuYueng
                                                 Executive Vice President,
                                                 Chief Operating Officer,
                                                 Secretary, Acting Chief
                                                 Financial Officer and
                                                 Acting Treasurer (Principal
                                                 Financial and Accounting
                                                 Officer)

                                  EXHIBIT INDEX


Exhibit
  No.               Description
-------             -----------
 10.1 Severance Agreement, dated February 23, 1999, by and between the Company and Thomas R. Parkinson.

 27        Financial Data Schedule.