Form 10-Q
period 1999-06-30
SRS LABS INC
filed 1999-08-16
CIK 1016470

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

                  For the quarterly period ended June 30, 1999

                                       or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of July 30, 1999, 11,701,575 shares of the issuer's common stock, par value $.001 per share, were outstanding, including 12,000 shares of the issuer's common stock designated as treasury stock.

================================================================================

                                 SRS LABS, INC.

                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1999

                                      INDEX


                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.

            Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
            and December 31, 1998                                                           3

            Consolidated Statements of Operations for the three months and
            six months ended June 30, 1999 and 1998 (Unaudited)                             4

            Consolidated Statements of Comprehensive Income (Loss) for the
            three months and six months ended June 30, 1999 and 1998
            (Unaudited)                                                                     5

            Consolidated Statements of Cash Flows for the six months ended
            June 30, 1999 and 1998 (Unaudited)                                              6

            Notes to the Interim Consolidated Financial Statements (Unaudited)              8

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations.                                                                 12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                    21


PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings.                                                             22

   Item 2.  Changes in Securities and Use of Proceeds.                                     22

   Item 4.  Submission of Matters to a Vote of Security Holders.                           23

   Item 6.  Exhibits and Reports on Form 8-K.                                              23


SIGNATURES                                                                                 24

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                 SRS LABS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                               June 30,            December 31,
                                                                                 1999                   1998
                                                                            ------------           ------------
                                                                             (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                $  7,531,747           $ 12,341,242
   Investments available for sale                                              3,020,370              1,519,425
   Accounts receivable, net                                                    4,790,235              5,320,686
   Inventories, net                                                            4,647,174              4,632,968
   Prepaid expenses and other current assets                                   1,175,158              3,244,233
   Deferred income taxes                                                          17,456                 17,456
                                                                            ------------           ------------

        TOTAL CURRENT ASSETS                                                  21,182,140             27,076,010

Investments available for sale                                                 8,920,851             10,570,192
Furniture, fixtures & equipment, net                                             883,183              1,219,433
Intangible assets, net                                                         6,220,284              6,669,671
                                                                            ------------           ------------

        TOTAL ASSETS                                                        $ 37,206,458           $ 45,535,306
                                                                            ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                         $  2,903,584           $ 10,632,505
   Accrued liabilities                                                         1,378,016                422,843
   Line of credit                                                              8,000,000              8,000,000
   Income taxes payable                                                          274,012                376,545
                                                                            ------------           ------------

        TOTAL CURRENT LIABILITIES                                             12,555,612             19,431,893

Deferred income taxes                                                             31,240                 31,240


STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value; 2,000,000 shares authorized;
     no shares issued and outstanding                                                 --                     --
   Common stock - $.001 par value; 56,000,000 shares authorized;
     11,699,700 (at June 30, 1999) and 11,688,893
     (at December 31, 1998) shares issued and outstanding                         11,700                 11,689
   Additional paid-in capital                                                 39,212,283             39,170,103
   Deferred stock option compensation                                            433,109                313,302
   Cumulative other comprehensive income                                          70,559                141,389
   Retained deficit                                                          (15,055,545)           (13,564,310)
   Less treasury stock at cost, 12,000 (at June 30, 1999)
     and zero (at December 31, 1998) shares                                      (52,500)                    --
                                                                            ------------           ------------

        TOTAL STOCKHOLDERS' EQUITY                                            24,619,606             26,072,173
                                                                            ------------           ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 37,206,458           $ 45,535,306
                                                                            ============           ============


           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended                        Six Months Ended
                                                                June 30,                                 June 30,
                                                    --------------------------------        ---------------------------------
                                                         1999                1998                1999                 1998
                                                    ------------        ------------        ------------         ------------
REVENUES
Chip and licensing revenue                             3,989,938        $  4,524,467        $  8,094,005         $  7,406,428
Product and component sales                            4,214,009           7,100,903           7,826,783           11,276,338
                                                    ------------        ------------        ------------         ------------
  TOTAL REVENUES                                       8,203,947          11,625,370          15,920,788           18,682,766
COST OF SALES                                          4,902,778           7,387,523          10,178,420           11,785,939
                                                    ------------        ------------        ------------         ------------
GROSS MARGIN                                           3,301,169           4,237,847           5,742,368            6,896,827

Sales and marketing                                    1,101,937           1,511,633           2,673,936            2,700,527
Research and development                                 789,343             599,631           1,429,361              998,710
General and administrative                             1,409,831           1,368,305           3,549,376            2,621,128
Acquired in-process research and development                  --                  --                  --           18,510,378
                                                    ------------        ------------        ------------         ------------
INCOME (LOSS) FROM OPERATIONS                                 58             758,278          (1,910,305)         (17,933,916)

OTHER INCOME, NET                                        102,056             184,906             205,403              382,398

INCOME (LOSS) BEFORE INCOME TAX BENEFIT                  102,114             943,184          (1,704,902)         (17,551,518)

INCOME TAX EXPENSE (BENEFIT)                              96,239             222,762            (213,667)             (61,006)
                                                    ------------        ------------        ------------         ------------
NET INCOME (LOSS)                                   $      5,875        $    720,422        $ (1,491,235)        $(17,490,512)
                                                    ============        ============        ============         ============
NET INCOME (LOSS) PER COMMON SHARE
  Basic                                             $       0.00        $       0.06        $      (0.13)        $      (1.56)
                                                    ============        ============        ============         ============
  Diluted                                           $       0.00        $       0.06        $      (0.13)        $      (1.56)
                                                    ============        ============        ============         ============

WEIGHTED AVERAGE SHARES USED IN THE
CALCULATION OF NET INCOME (LOSS) PER
COMMON SHARE
  Basic                                               11,686,237          11,545,318          11,686,090           11,199,935
                                                    ============        ============        ============         ============
  Diluted                                             12,022,691          12,572,615          11,686,090           11,199,935
                                                    ============        ============        ============         ============


           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                Three Months Ended                        Six Months Ended
                                                     June 30,                                  June 30,
                                        ---------------------------------         ---------------------------------
                                            1999                 1998                 1999                 1998
                                        ------------         ------------         ------------         ------------
Net income (loss)                       $      5,875         $    720,422         $ (1,491,235)        $(17,490,512)
Other comprehensive loss
  Unrealized loss on investments
  available for sale, net of tax             (62,914)             (17,343)             (70,830)             (57,759)
                                        ------------         ------------         ------------         ------------
Comprehensive income (loss)             $    (57,039)        $    703,079         $ (1,562,065)        $(17,548,271)
                                        ============         ============         ============         ============


           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Six Months Ended
                                                                                          June 30,
                                                                             ---------------------------------
                                                                                 1999                 1998
                                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $ (1,491,235)        $(17,490,512)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                                               1,011,670              805,683
    Deferred income taxes                                                              --             (335,000)
    Write-off of acquired in-process research and development                          --           18,510,378
    Realized gain on sales of investments available for sale                           --              (76,277)
    Amortization of premium on investments available for sale                      28,344               32,521
    Accretion of consideration due on asset purchase                                   --                8,196
    Increase in deferred stock option compensation                                119,807               51,754
    Changes in operating assets and liabilities, net of the effect of acquisitions:
        Accounts receivable                                                       230,451            1,213,908
        Inventories                                                               (14,206)                (988)
        Prepaid expenses and other current assets                               2,239,670           (1,595,057)
        Accounts payable                                                       (7,728,921)            (836,693)
        Accrued liabilities                                                     1,012,523              692,735
        Income taxes payable                                                      (53,312)            (477,042)
                                                                             ------------         ------------
    Net cash provided by (used in) operations                                  (4,645,209)             503,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment                                    (105,756)             (95,292)
Proceeds from sales of investments available for sale                                  --            7,467,572
Cash paid for acquisitions, less cash acquired                                         --           (6,911,216)
Expenditures related to patents                                                   (48,221)            (534,985)
                                                                             ------------         ------------
    Net cash used in investing activities                                        (153,977)             (73,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit                                                           --            7,000,000
Payments on subsidiary debt                                                            --           (6,846,737)
Payment of consideration due on asset purchase                                         --              (91,707)
Repurchase of stock                                                               (52,500)                  --
Exercise of stock options                                                          42,191              166,971
                                                                             ------------         ------------
    Net cash provided by (used in) financing activities                           (10,309)             228,527
                                                                             ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (4,809,495)             658,212
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 12,341,242            4,446,753
                                                                             ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  7,531,747         $  5,104,965
                                                                             ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                 $    234,378         $    109,896
    Income taxes                                                             $         --         $    640,000


           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                   Six Months Ended June 30,
                                                               ---------------------------------
                                                                   1999                 1998
                                                               ------------         ------------
    Additional consideration accrued for asset purchase        $         --         $      8,196
    Unrealized gain (loss) on investments, net                 $    (70,830)        $     57,759

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


           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  GENERAL/BASIS OF PRESENTATION

    SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

- Developing and licensing audio and voice technologies to consumer electronic manufacturers and semiconductor manufacturers around the world; and

- Through its subsidiary, Valence Technology Inc. and its foreign subsidiaries, designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to consumer electronic manufacturers; and designing, distributing and manufacturing components, sub-assemblies and electronics products for manufacturers and retailers within the Company's targeted markets.

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

2.  ACQUISITIONS

    On March 2, 1998, the Company acquired (the "Acquisition") all of the outstanding shares of capital stock of Valence Technology Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and China ("Valence"). Valence, which conducts its business through its subsidiaries based in Hong Kong and China, is engaged in the following business activities:
(i) the development and marketing of technology in the form of integrated circuits (ASICs) to consumer electronic manufacturers and (ii) the sale of consumer electronic and telecommunications products and components. The aggregate purchase price of $19,500,000 consisted of approximately $7,400,000 in cash and 1,680,611 shares of the Company's common stock with a fair value of $12,105,778. The Company's consolidated statement of operations for the six months ended June 30, 1998 includes a charge of $17.5 million for the write-off of acquired in-process research and development expense associated with the Valence acquisition. The acquisition was accounted for as a purchase having an effective date of February 1, 1998. In connection with such acquisition, three of the four management shareholders and their respective sole shareholders, each of whom was a key employee of Valence or one of its subsidiaries, entered into non-competition agreements with the Company. In consideration for these agreements and for a nominal cash payment equal to the par value of the shares, the Company issued 125,000 additional shares of its common stock in the aggregate to such three shareholders.

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    The following summarizes the consideration granted for the acquisition of Valence and the non-compete agreements, the allocation of the purchase price and other purchase accounting adjustments:

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

3.  INVESTMENTS AVAILABLE FOR SALE

    The Company has classified its investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. As of June 30, 1999, the Company's available-for-sale investments had a cost of $11,821,629 and an estimated fair value of $11,941,221, based on quoted market prices. The unrealized gains on these investments of $119,592, net of income taxes of $49,033, are reported as a separate component of stockholders' equity.

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

5.  NET LOSS PER COMMON SHARE

    The Company computes earnings per share (EPS) in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the Company to disclose basic and diluted earnings per share.

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.  CONTINGENCIES

    The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

7.  STOCKHOLDERS' EQUITY

    During the fiscal year ended December 31, 1998 ("Fiscal 1998"), the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock. As of June 30, 1999, 12,000 shares had been repurchased at a cost of $52,500. Such repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

8.  SEGMENT INFORMATION

    The Company operates in two business segments: (i) the development and marketing of technology either in the form of integrated circuits through Valence (ASICs) or the licensing of technologies developed by the Company to consumer electronic manufacturers and semiconductor manufacturers and (ii) the sale of consumer electronic products and components. The Company does not allocate operating expenses or specific assets to these segments. Therefore, segment information includes only net revenues, cost of sales and gross margin. Prior to the acquisition of Valence, the Company operated in the single business segment of licensing audio technologies.

                                   Three Months Ended June 30, 1999
                         --------------------------------------------------
                           Chips and        Product and
                           Licensing       Component Sales        Total
                         ------------      ---------------     ------------
    Net revenues         $  3,989,938       $  4,214,009       $  8,203,947
    Cost of sales             889,689          4,013,089          4,902,778
                         ------------       ------------       ------------
    Gross margin         $  3,100,249       $    200,920       $  3,301,169
                         ============       ============       ============


                                   Three Months Ended June 30, 1998
                         --------------------------------------------------
                           Chips and        Product and
                           Licensing       Component Sales        Total
                         ------------      ---------------     ------------
    Net revenues         $  4,524,467       $  7,100,903       $ 11,625,370
    Cost of sales           1,181,846          6,205,677          7,387,523
                         ------------       ------------       ------------
    Gross margin         $  3,342,621       $    895,226       $  4,237,847
                         ============       ============       ============


                                    Six Months Ended June 30, 1999
                         --------------------------------------------------
                           Chips and        Product and
                           Licensing       Component Sales        Total
                         ------------      ---------------     ------------
    Net revenues         $  8,094,005       $  7,826,783       $ 15,920,788
    Cost of sales           2,627,267          7,551,153         10,178,420
                         ------------       ------------       ------------
    Gross margin         $  5,466,738       $    275,630       $  5,742,368
                         ============       ============       ============

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                   Six Months Ended June 30, 1998
                         --------------------------------------------------
                           Chips and        Product and
                           Licensing       Component Sales        Total
                         ------------      ---------------     ------------
    Net revenues         $  7,406,428       $ 11,276,338       $ 18,682,766
    Cost of sales           1,853,778          9,932,161         11,785,939
                         ------------       ------------       ------------
    Gross margin         $  5,552,650       $  1,344,177       $  6,896,827
                         ============       ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

- Developing and licensing audio and voice technologies to consumer electronic manufacturers and semiconductor manufacturers around the world; and

- Through its subsidiary, Valence Technology Inc. and its foreign subsidiaries, designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to consumer electronic manufacturers; and designing, distributing and manufacturing components, sub-assemblies and electronics products for manufacturers and retailers within the Company's targeted markets.

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

    SRS currently operates in two business segments: (a) the development and marketing of technology in the forms of integrated circuits designed and distributed through Valence and the licensing of technologies developed by the Company to consumer electronic manufacturers and semiconductor manufacturers and
(b) the sale of consumer electronic products and components. A summary of the Company's operations and activities by business segment is included in the notes to the interim consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues

    Chip and licensing revenue consists of design fees and sales of custom application specific integrated circuits (ASICs) by Valence to consumer electronic manufacturers and sales of general purpose ASICs designed by the Company under the brand name ASP Microelectronics. Licensing revenues are royalties and technology transfer fees that are currently generated primarily from the license of the Company's audio technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Product and component sales primarily represent the distribution of semiconductor products, manufacturing components and sub-assemblies to consumer electronic manufacturers for the Hong Kong and China markets. Certain sub-assemblies sold by the Company are incorporated in electronic home entertainment products under the Valence brand name.

    Total revenues for the three months ended June 30, 1999 were $8,203,947 compared to $11,625,370 for the three months ended June 30, 1998. Excluding chip design revenue, licensing revenue decreased 22.6% from the same period last year due to the following factors: (a) the shift in the PC market to lower cost models which cannot bear the cost of performance enhancement technologies such as those offered by SRS Labs; (b) the Asian financial crisis which reduced demand for consumer electronics products in the region and negatively impacted the sales of semiconductor ICs that include the Company's audio technologies; and (c) the trend by consumer electronic manufacturers to initially adopt the Company's new technologies into their higher end models with limited volume potential for the short term. Revenue from custom ASIC chip design and chip sales related to Valence's activities decreased 7.5% from the same prior year period due to a high volume ASIC project undertaken in the second quarter of 1998. Revenue from product and component sales decreased to $4,214,009 for the quarter ended June 30, 1999 from $7,100,903 for the same prior year quarter primarily due to the Company's decision to focus on higher margin revenue and deemphasize certain lower margin distribution activities.

Gross Margin

    Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margin as a percentage of total revenue for the three months ended June 30, 1999 increased to 40.2% from 36.5% for the same period in 1998. The increase resulted from the shift in the Company's revenue base towards higher margin chip and licensing sales and away from lower margin sales from the distribution of components. The Company is continuing efforts to focus on higher margin activities, but expects that gross margins in future quarters will continue to be heavily impacted by the cost of procuring and manufacturing products for sale.

Sales and Marketing

    Sales and marketing expenses consist primarily of employee salaries and sales consultants' fees and related expenses, sales commissions and product promotion. Sales and marketing expenses were $1,101,937 for the three months ended June 30, 1999 compared to $1,511,633 for the same prior year period, a decrease of 27.1%. The decrease was primarily due to a reduction in promotional activities, including cooperative advertising funding, for the Company's products and technologies and tighter control on travel expenses for sales and marketing personnel. As a percentage of total revenues, sales and marketing expenses increased slightly to 13.4% for the quarter ended June 30, 1999 from 13.0% for the same prior year quarter.

Research and Development

    Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $789,343 for the three months ended June 30, 1999 compared to $599,631 for the same prior year period, an increase of 31.6%. The increase is primarily attributable to headcount added to develop, enhance and implement new audio and voice technologies and to develop software and Internet applications for the Company's technologies. As a percentage of total revenues, research and development expenses increased to 9.6% for the quarter ended June 30, 1999 from 5.2% for the same prior year quarter. Management believes research and development expenses will increase in the future to support the Company's product development efforts.

General and Administrative

    General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. General and administrative expenses were $1,409,831 for the three months ended June 30, 1999 compared to $1,368,305 for the same prior year period, an increase of 3.0%. The increase was primarily attributable to increased headcount added to subsidiary operations to manage the acquired operations and to support new business development. The increase was partially offset by corporate headcount reductions and management's efforts to better manage outside professional fees. As a percentage of total revenues, general and administrative expenses increased to 17.2% for the quarter ended June 30, 1999 from 11.8% for the same prior year quarter.

    As part of the Valence acquisition, the Company allocated a portion of the purchase price to various intangible assets totaling approximately $5,910,400. This amount was capitalized and is being amortized on a straight line basis over periods ranging from three to eleven years with the related amortization expense of $332,796 and $326,497 for the quarters ended June 30, 1999 and June 30, 1998, respectively, included in general and administrative expenses. See Note 2 of the notes to the interim consolidated financial statements for more information concerning the purchase price allocation associated with the Valence acquisition.

Other Income, Net

    Net other income consists primarily of interest income, interest expense, realized gains and losses on the sale of investments and foreign currency transaction gains and losses. Net other income was $102,056 for the three months ended June 30, 1999 compared to $184,906 for the same prior year period, a decrease of 44.8%. The decrease is primarily attributable to lower average cash and investment balances during the current year quarter as compared to the prior year quarter due to the cash paid in conjunction with the acquisitions of Valence and VIP and interest expense on the outstanding borrowings under the Company's line of credit obtained during the first quarter of Fiscal 1998.

Provision for Income Taxes

    The income tax provision for the three months ended June 30, 1999 was $96,239 compared to $222,762 for the same prior year period. During the second quarter of 1999, the Company recognized no additional tax benefit in connection with taxable losses related to domestic operations and recorded a tax provision at statutory tax rates in the Asian countries where Valence has its principal business operations.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Impact of Valence acquisition

    The Company's consolidated financial results for the six month period ended June 30, 1998 include the results of the Valence operations beginning as of February 1, 1998. Accordingly, results for the six months ended June 30, 1999 may not be directly comparable to the results for the six months ended June 30, 1998.

Revenues

    Total revenues for the six months ended June 30, 1999 were $15,920,788 compared to $18,682,766 for the six months ended June 30, 1998. Excluding chip design revenue, licensing revenue decreased 37.1% from the same period last year due to the following factors: (a) the shift in the PC market to lower cost models which cannot bear the cost of performance enhancement technologies such as those offered by SRS Labs; (b) the Asian financial crisis which reduced demand for consumer electronics products in the region and negatively impacted the sales of semiconductor ICs that include the Company's audio technologies; and (c) the trend by consumer electronic manufacturers to initially adopt the Company's new technologies into their higher end models with limited volume potential for the short term. The licensing revenue decrease was offset by an increase of 36.6% in the custom ASIC chip design and chip sales related to Valence's activities. Revenue from product and component sales decreased to $7,826,783 for the six months ended June 30, 1999 from $11,276,338 for the same prior year period primarily due to the Company's decision to focus on higher margin revenue and deemphasize certain lower margin distribution activities.

Gross Margin

    Gross margin as a percentage of total revenue for the six months ended June 30, 1999 decreased to 36.1% from 36.9% for the same period in 1998. The decrease resulted from the shift in the Company's revenue base towards ASIC and general purpose IC chip sales, which have significantly lower margins than the Company's historic licensing revenue base. The Company expects that gross margins in future quarters will continue to be impacted by the cost of procuring and manufacturing products for sale.

Sales and Marketing

    Sales and marketing expenses were $2,673,936 for the six months ended June 30, 1999 compared to $2,700,527 for the same prior year period, a decrease of 1.0% or relatively unchanged. During the six-month period ended June 30, 1999, sales and marketing expenses included the cost for additional headcount needed to promote the Company's new technologies and increased promotional activities related to product sales in China. These increases were offset by reductions in cooperative advertising activities related to the Company's technologies and in travel expenses for sales and marketing personnel. As a percentage of sales, sales and marketing expenses increased to 16.8% for the six-month period ended June 30, 1999 from 14.5% for the same prior year period, primarily due to the lower revenue base.

Research and Development

    Research and development expenses were $1,429,361 for the six months ended June 30, 1999 compared to $998,710 for the same prior year period, an increase of 43.1%. The increase is primarily attributable to headcount added to support the increased ASIC design activity, to develop, enhance and implement new audio and voice technologies and to develop software and Internet applications for the Company's technologies. As a percentage of total revenues, research and development expenses increased to 9.0% for the six-month period ended June 30, 1999 from 5.3% for the same prior year period.

General and Administrative

    General and administrative expenses were $3,549,376 for the six months ended June 30, 1999 compared to $2,621,128 for the same prior year period, an increase of 35.4%. The increase was primarily attributable to increased headcount added to corporate and subsidiary operations to manage the acquired operations and to support new business development, costs incurred for due diligence activities related to potential acquisitions that did not occur and higher costs associated with year end reporting activities required of a public company due to the expanded scope of the Company's operations. As a percentage of total revenues, general and administrative expenses increased to 22.3% for the six month period ended June 30, 1999 from 14.0% for the same prior year period.

    Amortization expense related to intangible assets associated with the Valence acquisition was $665,592 and $527,495 for the six-month periods ended June 30, 1999 and 1998, respectively, and is included in general and administrative expenses. See Note 2 of the notes to the interim consolidated financial statements for more information concerning the purchase price allocation associated with the Valence acquisition.

Acquired In-Process Research and Development

    The Company's Consolidated Statement of Operations for the six months ended June 30, 1998 includes the one-time charge of $18,510,378 for the write-off of acquired in-process research and development expenses associated with the Valence acquisition and the acquisition of certain assets associated with the VIP technology. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products' expected lives, reflecting the estimated stages of completion of the projects and the estimated costs to complete the projects.

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

Other Income, Net

    Net other income consists primarily of interest income, interest expense, realized gains and losses on the sale of investments and foreign currency transaction gains and losses. Net other income was $205,403 for the six months ended June 30, 1999 compared to $382,398 for the same prior year period, a decrease of 46.3%. The decrease is primarily attributable to lower average cash and investment balances during the current fiscal year to date as compared to the prior year due to the cash paid in conjunction with the acquisitions of Valence and VIP and interest expense on the outstanding borrowings under the Company's line of credit obtained during the first quarter of Fiscal 1998.

Provision for Income Taxes

    The income tax benefit for the six months ended June 30, 1999 was $213,667 compared to $61,006 for the same prior year period. Related to domestic operations, the Company recognized tax benefits in connection with federal refundable taxes which could be recovered through a net operating loss carryback. In addition, the Company recorded a tax provision at statutory tax rates in the Asian countries where Valence has its principal business operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal source of liquidity at June 30, 1999 consisted of cash, cash equivalents and investments aggregating $19.5 million, as well as borrowings available under its credit facility. At December 31, 1998, the Company had cash, cash equivalents and long term investments of approximately $24.4 million.

    The Company has primarily financed its operations through the cash provided by its operations and proceeds from its initial public offering of Common Stock in August 1996. The Company's operating activities utilized $4,645,209 in cash for the six months ended June 30, 1999 and provided $503,606 for the six months ended June 30, 1998. The use of cash in operations for the six-month period ended June 30, 1999 was primarily due to the reduction in accounts payable related to major suppliers of the Company's component distribution business, as well as the Company's loss from operations. Partially offsetting this decrease was an increase in cash due to a reduction in accounts receivable and other current assets that resulted from the collection of certain large balances due from SRS and Valence customers that were outstanding at December 31, 1998.

    As described above, the Company acquired Valence and additional technologies during the first quarter of Fiscal 1998. (See Note 2 to the interim consolidated financial statements.)

    On March 4, 1998, the Company obtained a revolving line of credit with a bank which expires on June 1, 2000 and is secured by certain of the Company's cash, cash equivalents and investments. As of June 30, 1999, approximately $435,000 in cash and cash equivalents and $10.9 million in investments were pledged as collateral for the line of credit. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate or LIBOR plus 0.75%. The Company had $8.0 million outstanding under the line of credit as of June 30, 1999. As a result of the acquisition of Valence, the Company provided Valence $8.0 million to pay off its short-term debt and other obligations. These funds were provided by borrowings on the above-referenced line of credit.

    In August 1999, the Company entered into a new line of credit agreement with another bank that expires on April 1, 2001. The terms of the new agreement are substantially the same as the previous agreement which was replaced.

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

    During Fiscal 1998, the Company and its subsidiaries reviewed its internal systems including those which support manufacturing process control and financial and general business operations. The review consisted of an evaluation of significant internal hardware systems and major software application programs for their ability to accurately recognize and process dates properly in the Year 2000 and beyond. As a result of this evaluation, the Company identified certain systems which require upgrades to be Year 2000 ready, including certain business software applications. The Company is in the process of installing a new computer system in its overseas operation and has been assured by the software and hardware providers that these systems will be fully compliant with the Year 2000. The Company believes that installation will be complete by the end of the third quarter of 1999. The Company's products do not have any material Year 2000 problems.

    In addition, the Company and its subsidiaries are in the process of assessing and documenting the compliance of their major customers, suppliers and vendors. Management believes that third-party relationships upon which the Company relies represent the greatest risk with respect to the Year 2000 issue, because the Company cannot guarantee that third parties will be able to adequately assess and address their Year 2000 compliance issues in a timely manner. As a consequence, the Company can give no assurances that issues related to Year 2000 would not have a material adverse effect on future results of operations or financial condition.

    Total costs relating to the Company's compliance efforts, based on management's best estimates, are estimated to be approximately $350,000.

    Should the Company not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to process transactions, manufacture products, send invoices or engage in similar normal business activities at the Company or its vendors and suppliers. The Company currently is developing a contingency plan with respect to potential Year 2000 failures of its suppliers or customers. However, if such failures would occur, depending upon their duration and severity, there is no guarantee that the contingency plan would mitigate the effects of these failures, and they could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Quarterly Fluctuations

    The Company's operating results may fluctuate from those in prior quarters and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company's licensees incorporate the Company's technologies into their products, the timing of orders from and the shipments to major customers, the timing of new product introductions by the Company, the gain or loss of significant customers, competitive pressures on selling prices, the market acceptance of new or enhanced versions of the Company's technologies, the rate that the Company's semiconductor licensees manufacture and distribute chips to consumer electronic manufacturers, and fluctuations in general economic conditions, particularly those affecting the consumer electronics market. In addition, due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in the market has impacted the Company's revenues and net income. In particular, the Company believes that there is seasonality relating to the Christmas season, generally, and the Chinese New Year within the Asia region, which fall into the fourth and first quarters, respectively. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

    The integration of certain operations following the Valence acquisition has required, and will continue to require, the dedication of management and other personnel resources which may temporarily distract them from the day-to-day business of the combined company. The geographic separation of these operations places additional strain on the Company's resources. In addition, the Company's significant operations in China and Asia have required refinement to adapt to the changing market conditions in that region. This refinement may impact certain of the Company's current business directions, including Valence, as the Company attempts to position itself to maximize penetration of selected growth segments in that region and to identify and focus on those segments that contribute the highest margins. The Company's operations in Asia, and internationally in general, also are subject to risks of unexpected changes in, or impositions of, legislative or regulatory requirements.

    The acquisition of Valence has added significant diversity to the Company's overall business structure and the Company's opportunities. The Company recognizes that in the presence of such corporate diversity, in particular with regard to the semiconductor industry, there will always exist a potential for a conflict among sales channels between the Company and certain of the Company's technology licensees. Although the operations of the Company's licensing business and those of Valence are generally complementary, there can be no assurances that sales channel conflicts will not arise. If such potential conflicts do materialize, the Company may or may not be able to mitigate the effect of such perceived conflicts, which, if not resolved, may impact the results of operations.

Currency Risk/Stability of Asian Markets

    The Company expects that international sales will continue to represent a significant portion of total revenues. To date, all of the Company's licensing revenues have been denominated in U.S. dollars and most costs have been incurred in U.S. dollars. It is the Company's expectation that licensing revenues will continue to be denominated in U.S. dollars for the foreseeable future. With its acquisition of Valence and the Company's anticipated expansion of its business in China and other parts of Asia, the Company's consolidated operations and financial results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which the products are sold. In addition, the Company's valuation of assets recorded as a result of the Valence acquisition may also be adversely impacted by the currency fluctuations relative to the U.S. dollar. The Company continues to actively monitor its foreign exchange exposure and to evaluate strategies to reduce its foreign exchange risk. At such time that the Company determines the benefits of such strategies outweigh the associated costs, the Company intends to implement appropriate strategies. However, there is no guarantee that the Company will take steps to insure against such risks, and should such risks occur, there is no guarantee that the Company will not be significantly impacted. Countries in the Asia Pacific region continue to experience weakness in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for Valence's products, the U.S. dollar value of the Company's and its subsidiaries' foreign currency denominated sales, the availability and supply of product components to Valence and ultimately, the Company's consolidated results of operations.

Competitive Pressures

    The Company's existing and potential competitors include both large and emerging domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources. The Company's present or future competitors may be able to develop products and technologies comparable or superior to those offered by the Company, and to adapt more quickly than the Company to new technologies or evolving market needs. The Company believes that the competitive factors affecting the market for the Company's products and technologies include product performance, price and quality; product functionality and features; and the ease of integration and implementation of the products and technologies with other hardware and software components in the manufacturer's products. In addition, the markets in which the Company competes are intensely competitive and are characterized by rapid technological changes, declining average sales prices and rapid product obsolescence. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its respective markets, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

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

Management of Growth; Dependence on Key Personnel

    The Company has experienced rapid growth and expansion with the acquisition of Valence. This acquisition has placed, and will continue to place, a significant strain on its administrative, operational and financial resources, and has increased, and will continue to increase, the level of responsibility for both existing and new management personnel. The Company's future success depends in part on the continued service of its key engineering, sales, marketing and executive personnel, including highly skilled semiconductor IC design personnel. The Company anticipates that any future growth will require it to recruit and hire a number of new personnel in engineering, operations, finance, sales and marketing. Competition for such personnel is intense, and there can be no assurance that the Company can retain and recruit necessary personnel to operate its business and support future growth. The Company's ability to manage its growth successfully also will require the Company to continue to expand and improve its administrative, operational, management and financial systems and controls.

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

Foreign Currency

    The Company has subsidiary operations in Hong Kong and China, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were nil in Fiscal 1998 and in the six month period ended June 30, 1999 due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar and the exchange rate remained constant throughout the period. Under the current circumstances, the Company believes that the foreign currency market risk is not material to its consolidated results of operations. The Company continues to actively monitor its foreign exchange exposure and to evaluate possible strategies to reduce its risk. At such time that the benefits of such strategies outweigh the associated costs, the Company intends to implement appropriate strategies. However, there is no guarantee that the Company will take steps to insure against such risks, and should such risks occur, there is no guarantee that the Company will not be significantly impacted.

Interest Rates

    The Company's line of credit bears interest based on the lending bank's prime rate or LIBOR. The interest rate on the balance of $8 million outstanding at June 30, 1999 was 5.71%. The Company believes that if interest rates were to increase by as much as 10%, the short term impact on the Company's consolidated financial statements would not be material. If circumstances in the market change materially, the Company intends to evaluate possible strategies to reduce its risk related to changes in interest rates.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    On April 23, 1999, Dolby Laboratories, Inc. filed a civil lawsuit in the United States District Court for the Central District of California against the Company and Smart Devices, Inc. ("Smart Devices"). Smart Devices is a licensee of the Company under the SRS(R) and CIRCLE SURROUND(R) technologies. The complaint seeks both preliminary and permanent injunctions, monetary damages in an unspecified amount and further equitable relief, based upon allegations of false advertising, unfair competition, trademark infringement and false labeling relating to the CIRCLE SURROUND EX trademark. On May 17, 1999, the Company filed an answer to such complaint generally denying the allegations made by the plaintiff under each claim for relief and denying that the plaintiff is entitled to any relief under each stated claim for relief. In addition, the Company also responded by alleging affirmative defenses to each claim for relief. The Company is not providing a defense for Smart Devices. Although the Company cannot predict the likely outcome of the lawsuit at this time, it intends to vigorously defend the case and believes that the final outcome will not have a material adverse effect on the Company's consolidated financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

    The effective date of the Company's initial public offering of its Common Stock was August 8, 1996 (SEC Registration No. 333-4974-LA). During the second quarter of 1999, the Company utilized approximately $1,717,512 of the $22,052,955 net offering proceeds for working capital purposes as follows:

                                                        Direct or indirect payments to
                                                         directors, officers, general
                                                        partners of the issuer or their
                                                       associates to persons owning ten
                                                        percent or more of any class of
                                                       equity securities of the issuer,        Direct or indirect
                                                        and to affiliates of the issuer        payments to others
                                                       --------------------------------        ------------------
    Construction of plant, building and facilities                    --                               --
    Purchase and installation of machinery and
      equipment                                                       --                               --
    Purchase of real estate                                           --                               --
    Acquisition of other business(es)/assets                          --                          $ 8,394,222(1)
    Repayment of indebtedness                                         --                               --
    Working capital                                                   --                          $ 1,717,512
    Temporary investment (cash and municipal
      bonds)                                                                                      $11,941,221

---------

(1) During the second quarter of Fiscal 1998, the Company utilized $500,000 of the net offering proceeds as part of the consideration to acquire assets related to the Circle Surround technology. During the first quarter of Fiscal 1998, the Company utilized an aggregate of $7,894,222 in connection with two other acquisitions (see Note 2 to the Interim Consolidated Financial Statements).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of SRS Labs, Inc. was held on June 10, 1999 for the purpose of (a) electing two Class III Directors to the Board of Directors and (b) voting on a proposal to approve an amendment and restatement of the SRS Labs, Inc. 1996 Nonemployee Directors' Plan (the "Nonemployee Directors' Plan").

    Stephen V. Sedmak and Thomas C.K. Yuen were elected to serve as Class III Directors of the Company for three year terms expiring at the 2002 Annual Meeting of Stockholders. Robert Pfannkuch, Jeffrey I. Scheinrock and Thomas W.T. Wan continued in office as Class I Directors, and John AuYeung and John Tu continued in office as Class II Directors. The tabulation of the votes cast for the election of Mr. Sedmak and Mr. Yuen was as follows:

                             Votes           Votes
                              For           Withheld
                          ----------        --------
    Mr. Sedmak            10,509,010        309,578
    Mr. Yuen              10,509,010        309,578


    The proposal to amend and restate the Nonemployee Directors' Plan was approved. The tabulation of the votes was as follows:

                Votes          Votes                       Broker
                 For          Against      Abstentions   Non-Votes
             ----------       -------      -----------   ---------
             10,338,799       461,210         18,579         0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits. The exhibit listed below is hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Report.

           Exhibit
              No.                           Description
           -------                          -----------
              27                       Financial Data Schedule.


    (b) Reports on Form 8-K

    No reports on Form 8-K were filed with the Commission during the six month period ended June 30, 1999.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SRS LABS, INC.,
                                      a Delaware corporation

Date:  August 14, 1999                By:  /s/ JOHN AUYEUNG
                                           ------------------------------------
                                           John AuYueng
                                           Executive Vice President, Chief
                                           Operating Officer,
                                           Secretary, Acting Chief Financial
                                           Officer and
                                           Acting Treasurer (Principal Financial
                                           and Accounting Officer)

                                  EXHIBIT INDEX


           Exhibit
              No.            Description
           -------           -----------
              27         Financial Data Schedule.