Form 10-Q
period 1999-09-30
SRS LABS INC
filed 1999-11-12
CIK 1016470

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of October 31, 1999, 11,714,609 shares of the issuer's common stock, par value $.001 per share, were outstanding, including 36,100 shares of the issuer's common stock designated as treasury stock.

================================================================================

                                 SRS LABS, INC.

                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements.

            Consolidated Balance Sheets as of September  30, 1999 (Unaudited)
            and December 31, 1998                                                                 3

            Consolidated Statements of Operations for the three months and
            nine months ended September 30, 1999 and 1998 (Unaudited)                             4

            Consolidated Statements of Comprehensive Income (Loss) for
            the three months and nine months ended September 30, 1999
            and 1998 (Unaudited)                                                                  5

            Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1999 and 1998 (Unaudited)                                               6

            Notes to the Interim Consolidated Financial Statements (Unaudited)                    8

    Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations.                                                                       12

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.                          21

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings.                                                                   22

    Item 2. Changes in Securities and Use of Proceeds.                                           22

    Item 6. Exhibits and Reports on Form 8-K.                                                    23

SIGNATURES                                                                                       23

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                 SRS LABS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             September 30,    December 31,
                                                                 1999             1998
                                                             ------------     ------------
                                                              (Unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                $  9,565,940     $ 12,341,242
    Investments available for sale                              3,006,045        1,519,425
    Accounts receivable, net                                    4,732,727        5,320,686
    Inventories, net                                            4,367,025        4,632,968
    Prepaid expenses and other current assets                   1,031,224        3,244,233
    Deferred income taxes                                          17,456           17,456
                                                             ------------     ------------

         TOTAL CURRENT ASSETS                                  22,720,417       27,076,010

Investments available for sale                                  7,889,687       10,570,192
Furniture, fixtures & equipment, net                            1,175,949        1,219,433
Intangible assets, net                                          5,819,299        6,669,671
                                                             ------------     ------------

         TOTAL ASSETS                                        $ 37,605,352     $ 45,535,306
                                                             ============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                         $  2,855,125     $ 10,632,505
    Accrued liabilities                                         1,418,786          422,843
    Line of credit                                              8,028,444        8,000,000
    Income taxes payable                                          393,225          376,545
                                                             ------------     ------------

         TOTAL CURRENT LIABILITIES                             12,695,580       19,431,893

Deferred income taxes                                              31,240           31,240

STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value; 2,000,000 shares
      authorized; no shares issued and outstanding                     --               --
    Common stock - $.001 par value; 56,000,000 shares
      authorized; 11,714,609 (at September 30, 1999)
      and 11,688,893 (at December 31, 1998) shares issued
      and outstanding                                              11,715           11,689
    Additional paid-in capital                                 39,227,213       39,170,103
    Deferred stock option compensation                            461,324          313,302
    Cumulative other comprehensive income                          52,082          141,389
    Retained deficit                                          (14,744,771)     (13,564,310)
    Less treasury stock at cost, 36,100 (at September 30,
      1999) and zero (at December 31, 1998) shares               (129,031)              --
                                                             ------------     ------------

         TOTAL STOCKHOLDERS' EQUITY                            24,878,532       26,072,173
                                                             ------------     ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 37,605,352     $ 45,535,306
                                                             ============     ============



           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                  September 30,
                                                --------------------------    -----------------------------
                                                    1999           1998            1999             1998
                                                -----------    -----------    ------------     ------------
REVENUES
Chip and licensing revenue                        4,829,847    $ 3,935,479    $ 12,923,851     $ 11,341,907
Product and component sales                       5,174,772      7,382,323      13,001,555       18,658,661
                                                -----------    -----------    ------------     ------------
   TOTAL REVENUES                                10,004,619     11,317,802      25,925,406       30,000,568

COST OF SALES                                     6,064,191      7,810,345      16,242,610       19,596,284
                                                -----------    -----------    ------------     ------------
GROSS MARGIN                                      3,940,428      3,507,457       9,682,796       10,404,284

Sales and marketing                               1,351,882      1,176,466       4,025,818        3,876,993
Research and development                            866,149        577,816       2,295,510        1,576,526
General and administrative                        1,494,879      1,536,407       5,044,255        4,157,535
Acquired in-process research and development             --             --              --       18,510,378
                                                -----------    -----------    ------------     ------------
INCOME (LOSS) FROM OPERATIONS                       227,518        216,768      (1,682,787)     (17,717,148)

OTHER INCOME, NET                                   190,728         11,728         396,131          394,126

INCOME (LOSS) BEFORE INCOME TAX EXPENSE
 (BENEFIT)                                          418,246        228,496      (1,286,656)     (17,323,022)
INCOME TAX EXPENSE (BENEFIT)                        107,824         36,986        (105,843)         (24,020)
                                                -----------    -----------    ------------     ------------
NET INCOME (LOSS)                               $   310,422    $   191,510    $ (1,180,813)    $(17,299,002)
                                                ===========    ===========    ============     ============

NET INCOME (LOSS) PER COMMON SHARE
   Basic                                        $      0.03    $      0.02    $      (0.10)    $      (1.53)
                                                ===========    ===========    ============     ============
   Diluted                                      $      0.03    $      0.02    $      (0.10)    $      (1.53)
                                                ===========    ===========    ============     ============

WEIGHTED AVERAGE SHARES USED IN THE
CALCULATION OF NET INCOME (LOSS) PER
COMMON SHARE
   Basic                                         11,682,336     11,619,090      11,683,634       11,339,653
                                                ===========    ===========    ============     ============
   Diluted                                       12,108,558     11,619,090      11,683,634       11,339,653
                                                ===========    ===========    ============     ============



           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                            ----------------------    ----------------------------
                                              1999          1998          1999            1998
                                            ---------     --------    -----------     ------------
Net income (loss)                           $ 310,422     $191,510    $(1,180,813)    $(17,299,002)
Other comprehensive loss
   Unrealized (loss) gain on investments
   available for sale, net of tax             (18,477)      41,422        (89,307)         (16,336)
                                            ---------     --------    -----------     ------------
Comprehensive income (loss)                 $ 291,945     $232,932    $(1,270,120)    $(17,315,338)
                                            =========     ========    ===========     ============



           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                          -----------------------------
                                                                              1999             1998
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (1,180,813)    $(17,299,002)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                           1,572,928        1,300,758
     Deferred income taxes                                                          --         (335,000)
     Write-off of acquired in-process research and development                      --       18,510,378
     Realized gain on sales of investments available for sale                       --          (77,438)
     Amortization of premium on investments available for sale                  42,515           39,464
     Accretion of consideration due on asset purchase                               --            8,196
     Increase in deferred stock option compensation                            148,022           75,406
     Changes in operating assets and liabilities, net of the effect of acquisitions:
         Accounts receivable                                                   587,959        1,560,735
         Inventories                                                           265,943         (307,698)
         Prepaid expenses and other current assets                           2,213,009         (437,722)
         Accounts payable                                                   (7,777,380)      (1,750,143)
         Accrued liabilities                                                   995,943          695,550
         Income taxes payable                                                   79,094         (467,447)
                                                                          ------------     ------------
     Net cash (used in) provided by operations                              (3,052,780)       1,516,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment                                 (330,851)        (166,042)
Proceeds from sales of investments available for sale                               --        8,317,572
Cash paid for acquisitions, less cash acquired                                      --       (6,911,216)
Proceeds from investment maturities
                                                                             1,000,001               --
Expenditures related to patents                                               (348,221)        (576,830)
                                                                          ------------     ------------
     Net cash provided by investing activities                                 320,929          663,484

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit                                                    28,444        8,000,000
Payments on subsidiary debt                                                         --       (6,846,737)
Payment of consideration due on asset purchase                                      --          (91,707)
Repurchase of common stock                                                    (129,031)              --
Proceeds from exercise of stock options                                         57,136          168,371
                                                                          ------------     ------------
     Net cash  (used in) provided by financing activities                      (43,451)       1,229,927
                                                                          ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (2,775,302)       3,409,448
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              12,341,242        4,446,753
                                                                          ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  9,565,940     $  7,856,201
                                                                          ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                             $    364,085     $    239,716
     Income taxes                                                         $         --     $    640,000



           See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                              1999          1998
                                                            ---------     --------
     Additional consideration accrued for asset purchase    $      --     $  8,196
     Unrealized gain (loss) on investments, net             $ (89,307)    $(16,336)

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

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL/BASIS OF PRESENTATION

     SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

o Developing and licensing audio and voice technologies to consumer electronic manufacturers and semiconductor manufacturers around the world; and

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

2.   ACQUISITIONS

     On March 2, 1998, the Company acquired (the "Acquisition") all of the outstanding shares of capital stock of Valence Technology Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and China ("Valence"). Valence, which conducts its business through its subsidiaries based in Hong Kong and China, is engaged in the following business activities:
(i) the development and marketing of technology in the form of integrated circuits (ASICs) to consumer electronic manufacturers and (ii) the sale of consumer electronic and telecommunications products and components. The aggregate purchase price of $19,500,000 consisted of approximately $7,400,000 in cash and 1,680,611 shares of the Company's common stock with a fair value of $12,105,778. The Company's consolidated statement of operations for the nine months ended September 30, 1998 includes a charge of $17.5 million for the write-off of acquired in-process research and development expense associated with the Valence acquisition. The acquisition was accounted for as a purchase having an effective date of February 1, 1998. In connection with such acquisition, three of the four management shareholders and their respective sole shareholders, each of whom was a key employee of Valence or one of its subsidiaries, entered into non-competition agreements with the Company. In consideration for these agreements and for a nominal cash payment equal to the par value of the shares, the Company issued 125,000 additional shares of its common stock in the aggregate to such three shareholders.

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

3.   INVESTMENTS AVAILABLE FOR SALE

     The Company has classified its investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. As of September 30, 1999, the Company's available-for-sale investments had a cost of $10,807,458 and an estimated fair value of $10,895,732, based on quoted market prices. The unrealized gains on these investments of $88,274, net of income taxes of $36,192, are reported as cumulative other comprehensive income in the accompanying consolidated balance sheets.

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

5.   NET INCOME (LOSS) PER COMMON SHARE

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

7.   STOCKHOLDERS' EQUITY

     During the fiscal year ended December 31, 1998 ("Fiscal 1998"), the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock. As of September 30, 1999, 36,100 shares had been repurchased at a cost of $129,031. Such repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

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

                       Three Months Ended September 30, 1999
                      ---------------------------------------
                      Chips and     Product and
                      Licensing   Component Sales    Total
                      ----------  --------------- -----------
     Net revenues     $4,831,772    $5,172,847    $10,004,619
     Cost of sales     1,227,489     4,836,702      6,064,191
                      ----------    ----------    -----------
     Gross margin     $3,604,283    $  336,145    $ 3,940,428
                      ==========    ==========    ===========

                       Three Months Ended September 30, 1998
                      ---------------------------------------
                      Chips and    Product and
                      Licensing   Component Sales    Total
                      ----------  --------------- -----------
     Net revenues     $3,935,479    $7,382,323    $11,317,802
     Cost of sales       878,958     6,931,387      7,810,345
                      ----------    ----------    -----------
     Gross margin     $3,056,521    $  450,936    $ 3,507,457
                      ==========    ==========    ===========

                        Nine Months Ended September 30, 1999
                      -----------------------------------------
                       Chips and     Product and
                       Licensing   Component Sales     Total
                      -----------  ---------------  -----------
     Net revenues     $12,925,776    $12,999,630    $25,925,406
     Cost of sales      3,854,755     12,387,855     16,242,610
                      -----------    -----------    -----------
     Gross margin     $ 9,071,021    $   611,775    $ 9,682,796
                      ===========    ===========    ===========

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                        Nine Months Ended September 30, 1998
                      -----------------------------------------
                       Chips and     Product and
                       Licensing   Component Sales     Total
                      -----------  ---------------  -----------
     Net revenues     $11,341,907    $18,658,661    $30,000,568
     Cost of sales      2,732,736     16,863,548     19,596,284
                      -----------    -----------    -----------
     Gross margin     $ 8,609,171    $ 1,795,113    $10,404,284
                      ===========    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

o Developing and licensing audio and voice technologies to consumer electronic manufacturers and semiconductor manufacturers around the world; and

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

     SRS Labs, Inc. currently operates in two business segments: (a) the development and marketing of technology in the forms of integrated circuits designed and distributed through Valence and the licensing of technologies developed by the Company to consumer electronic manufacturers and semiconductor manufacturers and (b) the sale of consumer electronic products and components. A summary of the Company's operations and activities by business segment is included in the notes to the interim consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

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

     Total revenues for the three months ended September 30, 1999 were $10,004,619 compared to $11,317,802 for the three months ended September 30, 1998. Excluding chip design revenue, licensing revenue decreased 36.8% from the same period last year due to the following factors: (a) the shift in the PC market to lower cost models which cannot bear the cost of performance enhancement technologies such as those offered by SRS Labs; (b) the Asian financial crisis which reduced demand for consumer electronics products in the region and negatively impacted the sales of semiconductor ICs that include the Company's audio technologies; (c) the trend by consumer electronic manufacturers to initially adopt the Company's new technologies into their higher end models with limited volume potential for the short-term; and
(d) the absence of technology transfer fees due to the overall economic conditions in Asia and Europe. The licensing revenue decrease was offset by an increase of 62.2% in the custom ASIC chip design and chip sales related to Valence's activities. Revenue from product and component sales decreased to $5,174,772 for the quarter ended September 30, 1999 from $7,382,323 for the same prior year quarter primarily due to the Company's decision to focus on higher margin revenue and de-emphasize the lower margin distribution activities.

Gross Margin

     Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margin as a percentage of total revenue for the three months ended September 30, 1999 increased to 39.4% from 31.0% for the same period in fiscal 1998. The increase resulted from the shift in the Company's revenue base towards higher margin chip and licensing sales and away from lower margin sales from the distribution of components. The Company is continuing efforts to focus on higher margin activities, but expects that gross margins in future quarters will continue to be heavily impacted by the cost of procuring and manufacturing products for sale.

Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries and sales consultants' fees and related expenses, sales commissions and product promotion. Sales and marketing expenses were $1,351,882 for the three months ended September 30, 1999 compared to $1,176,466 for the same prior year period, an increase of 14.9%. The increase was primarily due to an increase in headcount and additional selling expenses related to higher chip sales. As a percentage of total revenues, sales and marketing expenses increased to 13.5% for the quarter ended September 30, 1999 from 10.4% for the same prior year quarter.

Research and Development

     Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $866,149 for the three months ended September 30, 1999 compared to $577,816 for the same prior year period, an increase of 49.9%. The increase is primarily attributable to headcount added to develop, enhance and implement new audio and voice technologies and to develop software and Internet applications for the Company's technologies. As a percentage of total revenues, research and development expenses increased to 8.7% for the quarter ended September 30, 1999 from 5.1% for the same prior year quarter. Management believes research and development expenses will increase in the future to support the Company's product development efforts.

General and Administrative

     General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. General and administrative expenses were $1,494,879 for the three months ended September 30, 1999 compared to $1,536,407 for the same prior year period, a decrease of 2.7%. The decrease was primarily attributable to corporate headcount reductions and management's efforts to better manage outside professional fees. As a percentage of total revenues, general and administrative expenses increased to 14.9% for the quarter ended September 30, 1999 from 13.6% for the same prior year quarter.

     As part of the Valence acquisition, the Company allocated a portion of the purchase price to various intangible assets totaling approximately $5,910,400. This amount was capitalized and is being amortized on a straight line basis over periods ranging from three to eleven years with the related amortization expense of $332,796 and $326,497 for the quarters ended September 30, 1999 and September 30, 1998, respectively, included in general and administrative expenses. See
Note 2 of the notes to the interim consolidated financial statements for more information concerning the purchase price allocation associated with the Valence acquisition.

Other Income, Net

     Net other income consists primarily of interest income, interest expense, realized gains and losses on the sale of investments and foreign currency transaction gains and losses. Net other income was $190,728 for the three months ended September 30, 1999 compared to $11,728 for the same prior year period, a increase of 1,526.3%. The increase is primarily attributable to higher average cash and investment balances during the current year quarter as compared to the prior year quarter, lower interest expense during the current year quarter compared to the comparable prior year period and the recognition of foreign exchange gain during the current quarter compared to none in the comparable prior year period.

Provision for Income Taxes

     The income tax provision for the three months ended September 30, 1999 was $107,824 compared to $36,986 for the same prior year period. During the third quarter of 1999, the Company recognized no additional tax benefit in connection with taxable losses related to domestic operations and recorded a tax provision at statutory tax rates in the Asian countries where Valence has its principal business operations.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Impact of Valence Acquisition

     The Company's consolidated financial results for the nine month period ended September 30, 1998 include the results of the Valence operations beginning as of February 1, 1998. Accordingly, results for the nine months ended September 30, 1999 may not be directly comparable to the results for the nine months ended September 30, 1998.

Revenues

     Total revenues for the nine months ended September 30, 1999 were $25,925,406 compared to $30,000,568 for the nine months ended September 30, 1998. Excluding chip design revenue, licensing revenue decreased 37.0% from the same period last year due to the following factors: (a) the shift in the PC market to lower cost models which cannot bear the cost of performance enhancement technologies such as those offered by SRS Labs; (b) the Asian financial crisis which reduced demand for consumer electronics products in the region and negatively impacted the sales of semiconductor ICs that include the Company's audio technologies; (c) the trend by consumer electronic manufacturers to initially adopt the Company's new technologies into their higher end models with limited volume potential for the short-term; and (d) and the absence of technology transfer fees due to the economic conditions in Europe and Asia. The licensing revenue decrease was offset by an increase of 45.2% in the custom ASIC chip design and chip sales related to Valence's activities. Revenue from product and component sales decreased to $13,001,555 for the nine months ended September 30, 1999 from $18,658 ,661 for the same prior year period primarily due to the Company's decision to focus on higher margin revenue and de-emphasize certain lower margin distribution activities.

Gross Margin

     Gross margin as a percentage of total revenue for the nine months ended September 30, 1999 increased to 37.3% from 34.7% for the same period in 1998. The increase resulted from the shift in the Company's revenue base towards ASIC and general purpose IC chip sales, which have significantly higher margins than the Company's distribution revenue base. The Company expects that gross margins in future quarters will continue to be impacted by the cost of procuring and manufacturing products for sale.

Sales and Marketing

     Sales and marketing expenses were $4,025,818 for the nine months ended September 30, 1999 compared to $3,876,993 for the same prior year period, a increase of 3.8%. During the nine-month period ended September 30, 1999, sales and marketing expenses included the cost for additional headcount needed to promote the Company's new technologies and increased promotional activities related to product sales in China. These increases were partially offset by reductions in cooperative advertising activities related to the Company's technologies and in travel expenses for sales and marketing personnel. As a percentage of sales, sales and marketing expenses increased to 15.5% for the nine-month period ended September 30, 1999 from 12.9% for the same prior year period, primarily due to the lower revenue base.

Research and Development

     Research and development expenses were $2,295,510 for the nine months ended September 30, 1999 compared to $1,576,526 for the same prior year period, an increase of 45.6%. The increase is primarily attributable to headcount added to support the increased ASIC design activity, to develop, enhance and implement new audio and voice technologies and to develop software and Internet applications for the Company's technologies. As a percentage of total revenues, research and development expenses increased to 8.9% for the nine-month period ended September 30, 1999 from 5.3% for the same prior year period.

General and Administrative

     General and administrative expenses were $5,044,255 for the nine months ended September 30, 1999 compared to $4,157,535 for the same prior year period, an increase of 21.3%. The increase was primarily attributable to increased headcount added to subsidiary operations to support new business development, costs incurred for due diligence activities related to potential acquisitions that did not occur and higher costs associated with year end reporting activities required of a public company due to the expanded scope of the Company's operations. As a percentage of total revenues, general and administrative expenses increased to 19.5% for the nine month period ended September 30, 1999 from 13.9% for the same prior year period.

     Amortization expense related to intangible assets associated with the Valence acquisition was $998,388 and $860,291 for the nine-month periods ended September 30, 1999 and 1998, respectively, and is included in general and administrative expenses. See Note 2 of the notes to the interim consolidated financial statements for more information concerning the purchase price allocation associated with the Valence acquisition.

Acquired In-Process Research and Development

     The Company's Consolidated Statement of Operations for the nine months ended September 30, 1998 includes the one-time charge of $18,510,378 for the write-off of acquired in-process research and development expenses associated with the Valence acquisition and the acquisition of certain assets associated with the VIP technology. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products' expected lives, reflecting the estimated stages of completion of the projects and the estimated costs to complete the projects.

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

Other Income, Net

     Net other income consists primarily of interest income, interest expense, realized gains and losses on the sale of investments and foreign currency transaction gains and losses. Net other income was $396,131 for the nine months ended September 30, 1999 compared to $394,126 for the same prior year period, an increase of .5%.

Provision for Income Taxes

     The income tax benefit for the nine months ended September 30, 1999 was $(105,843) compared to $(24,020) for the same prior year period. Related to domestic operations, the Company recognized tax benefits in connection with federal refundable taxes which could be recovered through a net operating loss carry back. In addition, the Company recorded a tax provision at statutory tax rates in the Asian countries where Valence has its principal business operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity at September 30, 1999 consisted of cash, cash equivalents and investments aggregating $20.5 million, as well as borrowings available under its credit facility. At December 31, 1998, the Company had cash, cash equivalents and long term investments of approximately $24.4 million, as well as borrowings available under its credit facility.

     The Company has primarily financed its operations through the cash provided by its operations and proceeds from its initial public offering of Common Stock in August 1996. The Company's operating activities utilized $(3,052,780) in cash for the nine months ended September 30, 1999 and provided $1,516,037 for the nine months ended September 30, 1998. The use of cash in operations for the nine-month period ended September 30, 1999 was primarily due to the reduction in accounts payable related to major suppliers of the Company's component distribution business, as well as the Company's loss from operations. Partially offsetting this decrease was an increase in cash due to a reduction in accounts receivable and other current assets that resulted from the collection of certain large balances due from SRS Labs, Inc. and Valence customers that were outstanding at December 31, 1998.

     As described above, the Company acquired Valence and additional technologies during the first quarter of Fiscal 1998. (See Note 2 to the interim consolidated financial statements.)

     On July 6, 1999, the Company replaced its then existing revolving line of credit with another revolving line of credit with a bank which expires on April 1, 2001 and is secured by certain of the Company's cash, cash equivalents and investments. As of September 30, 1999, approximately $3.2 million in cash and cash equivalents and $10.9 million in investments were pledged as collateral for the line of credit. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate or the LIBOR interest rate as determined by the bank.. The Company had $8.0 million outstanding under the line of credit as of September 30, 1999. As a result of the acquisition of Valence, the Company provided Valence $8.0 million to pay off its short-term debt and other obligations. These funds were provided by borrowings on the above-referenced line of credit.

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

     During Fiscal 1998, the Company and its subsidiaries reviewed its internal systems including those which support manufacturing process control and financial and general business operations. The review consisted of an evaluation of significant internal hardware systems and major software application programs for their ability to accurately recognize and process dates properly in the Year 2000 and beyond. As a result of this evaluation, the Company identified certain systems which require upgrades to be Year 2000 ready, including certain business software applications. The Company is in the process of installing a new computer system in its overseas operation and has been assured by the software and hardware providers that these systems will be fully compliant with the Year 2000. The Company believes that installation will be complete by the beginning of December 1999. The Company's products do not have any material Year 2000 problems.

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

FORWARD-LOOKING INFORMATION AND CERTAIN FACTORS

     Included in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations are certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, reflecting management's current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy and the shift in revenue mix which is expected to be weighted more toward chip and electronic component sales and less to licensing an distribution. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Such factors include, among others, those set forth below. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

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

Foreign Currency

     The Company has subsidiary operations in Hong Kong and China, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were nil in Fiscal 1998 and for the nine month period ended September 30, 1999 due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar and the exchange rate remained constant throughout the period. Under the current circumstances, the Company believes that the foreign currency market risk is not material to its consolidated results of operations. The Company continues to actively monitor its foreign exchange exposure and to evaluate possible strategies to reduce its risk. At such time that the benefits of such strategies outweigh the associated costs, the Company intends to implement appropriate strategies. However, there is no guarantee that the Company will take steps to insure against such risks, and should such risks occur, there is no guarantee that the Company will not be significantly impacted.

Interest Rates

     The Company's line of credit bears interest based on the lending bank's prime rate or LIBOR base rate as determined by the bank. The interest rate on the balance of $8 million outstanding at September 30, 1999 was 6.25%. The Company believes that if interest rates were to increase by as much as 10%, the short term impact on the Company's consolidated financial statements would not be material. If circumstances in the market change materially, the Company intends to evaluate possible strategies to reduce its risk related to changes in interest rates.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

     The effective date of the Company's initial public offering of its Common Stock was August 8, 1996 (SEC Registration No. 333-4974-LA). Since August, 1996, the Company utilized approximately $2,763,001 of the $22,052,955 net offering proceeds for working capital purposes as follows:

                                                       Direct or indirect payments to
                                                        directors, officers, general
                                                       partners of the issuer or their
                                                       associates to persons owning ten
                                                       percent or more of any class of
                                                       equity securities of the issuer,      Direct or indirect
                                                        and to affiliates of the issuer      payments to others
                                                       --------------------------------      ------------------
     Construction of plant, building and facilities                   --                                 --
     Purchase and installation of machinery and
       equipment                                                      --                                 --
     Purchase of real estate                                          --                                 --
     Acquisition of other business(es)/assets                         --                        $ 8,394,222(1)
     Repayment of indebtedness                                        --                                 --
     Working capital                                                  --                        $ 2,763,001
     Temporary investment (cash and municipal
       bonds)                                                                                   $10,895,732

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits. The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Report.

Exhibit
  No.                             Description
-------                           -----------
   3.1         Bylaws of SRS Labs, Inc., as amended

  10.1         Employment Agreement, dated August 27, 1999, by and between the
               Company and James F. Gardner

  27           Financial Data Schedule.

       (b) Reports on Form 8-K.

       No reports on Form 8-K were filed with the Commission during the nine-month period ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SRS LABS, INC.,
                                           a Delaware corporation

Date:  November 12, 1999                   By:   /s/ JAMES F. GARDNER
                                                 --------------------
                                                 James F. Gardner
                                                 Vice President, Chief Financial
                                                 Officer, Secretary and
                                                 Treasurer (Principal Financial
                                                 and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
  No.                             Description
-------                           -----------
   3.1         Bylaws of SRS Labs, Inc., as amended

  10.1         Employment Agreement, dated August 27, 1999, by and between the
               Company and James F. Gardner

  27           Financial Data Schedule.