Form 10-K
period 1999-12-31
SRS LABS INC
filed 2000-03-28
CIK 1016470

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $183,303,194 (computed using the closing price of $26.625 per share of Common Stock on March 17, 2000, as reported by The Nasdaq Stock Market, Inc.).

     There were 12,181,220 shares of the registrant's Common Stock, par value $.001 per share, outstanding on March 17, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2000 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SRS LABS, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   14
                               PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   15
Item 6.   Selected Consolidated Financial Data........................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   18
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   29
Item 8.   Financial Statements and Supplementary Data.................   31
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................   54
                               PART III
Item 10.  Directors and Executive Officers of the Registrant..........   54
Item 11.  Executive Compensation......................................   54
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   54
Item 13.  Certain Relationships and Related Transactions..............   54
                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   55
Signatures............................................................   60

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management's current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Factors That May Affect Future Results" in
Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations, herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     SRS Labs, Inc. (the "Company" or "SRS Labs") was incorporated in the State of California on June 23, 1993 and reincorporated in the State of Delaware on June 28, 1996. The Company's executive offices are located at 2909 Daimler Street, Santa Ana, California 92705. Its telephone number is (949) 442-1070, and its address on the World Wide Web is http://www.srslabs.com.

     SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. For the fiscal year ended December 31, 1999 ("Fiscal 1999"), the Company's principal business activities in these markets included:

     - Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world; and

     - Through its subsidiary, Valence Technology Inc. and its foreign subsidiaries (collectively, "Valence"), designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and finished goods for the OEM and retail communities within the Company's targeted markets.

     The Company was formed in 1993 by purchasing all rights and assets of various audio and speaker technologies from the Hughes Aircraft Company. The Company successfully completed its initial public offering in August 1996, raising approximately $22 million. From the Company's inception in 1993 until February 1998, the Company derived substantially all of its revenues from audio technology licensing activities for the consumer electronics, computer and game markets. The primary technologies that contributed to revenue were SRS(R) (Sound Retrieval System(R)) ("SRS"), which produces a 3D sound-enhanced stereo image from any mono or stereo source, and TruSurround(TM), a "virtual" audio technology which processes multi-channel surround sound through any standard pair of stereo speakers.

     On March 2, 1998, the Company acquired 100% of the outstanding stock of Valence Technology Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and China. This acquisition significantly expanded the Company's business activities from the original licensing model to include the design, manufacture and marketing of chips, components and products. Valence and its subsidiaries operate offices that are located in Hong Kong and China.

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

KEY BUSINESS DEVELOPMENTS IN FISCAL 1999

     In Fiscal 1999, the Company re-engineered its business model and operational structure. Valence, while continuing to expand its ASICs business, exited certain of the lower margin distribution product lines and directed more of its resources to develop and market solutions that integrate the SRS technologies. In addition, the Company began to explore the feasibility of selling a minority interest in Valence Technology Inc. to the public by listing such shares on a foreign exchange. This strategy materialized when ValenceTech Limited, the ultimate successor corporation to Valence Technology Inc., filed an application to list on the Growth Enterprise Market of the Hong Kong Stock Exchange on March 3, 2000. The Company anticipates retaining 75% ownership of Valence Tech Limited upon completion of an initial public offering in Asia targeted for the second quarter of the fiscal year ended December 31, 2000.

     With respect to the licensing business, the Company changed its focus from entering into technology licenses with PC chip manufacturers to developing a new business model which focuses on Internet audio. This new focus resulted in the Company launching the WOWThing product family and establishing a new Delaware wholly-owned subsidiary, SRSWOWcast.com, Inc., to be the platform to launch this business. In March 2000, Microsoft Corporation ("Microsoft") and the Company entered into a strategic alliance whereby Microsoft and the Company entered into a License Agreement relating to the Company's WOW Technology. In addition, Microsoft made an equity investment into the Company and was granted a warrant to purchase additional shares of the Company's common stock as well as a warrant to purchase shares of common stock in SRSWOWcast.com, Inc.

     The Company's technologies were also implemented in new consumer products in Fiscal 1999. Some of the most notable implementations included the Kenwood receiver (Circle Surround), the Sony Walkman (SRS Headphones), Philips and Sony DVD players (TruSurround), as well as Hitachi TVs (Focus). In addition to these new implementations, the Company entered into new licenses with key industry manufacturers including Loewe, ST Microelectronics and TCE in Europe; Yamaha and Marantz in Japan; Konka and TCL in China; Samsung and LG in Korea and Cirrus Logic, Lucent and Peavey in the United States.

DESCRIPTION OF THE COMPANY'S BUSINESS

     SRS currently operates in two business segments: (a) the development and marketing of technology in the forms of integrated circuits designed and distributed through Valence and the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers, and (b) the sale of consumer electronic products and components. A summary of the Company's operations and activities by business segment and geographic area is set forth below. The financial information for business segments and geographic areas is included in
Note 10 to the Notes to Consolidated Financial Statements, included herein under
Item 8 of this Report. Reference also is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors That May Affect Future Results" for a discussion relating to certain business risks relating to the business of the Company and its subsidiaries.

     During the year ended December 31, 1997 ("Fiscal 1997"), licensing revenue accounted for all of the Company's revenue while in Fiscal 1998 and Fiscal 1999, chip and licensing revenue accounted for 35% and 52%, respectively, of consolidated revenue and product and component sales revenues accounted for 65% and 48% of consolidated revenue, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," herein. For Fiscal 1999, a single customer, STD Manufacturing, accounted for 21% of the Company's consolidated revenues and approximately 40% of its chip and licensing revenues.

  TECHNOLOGY SOLUTIONS AND LICENSING

     Design and Sale of Integrated Circuits

     The Company, through Valence, designs and sells custom analog, digital and mixed signal application specific integrated circuits (ASICs) for OEM manufacturers worldwide. Applications for these ASICs include consumer audio and video electronic products, internet appliances and electronic educational toys, video game players, car audio systems, set-top boxes, VCD and DVD players, smart-cards, cordless telephone sets, speakers, digital power amphifers, and pagers. Based in China and Hong Kong, over 20 engineers, with state-of-the-art equipment and software, support Valence's custom chip design capabilities. Valence sells these custom designed chips to its contracted customers, outsourcing the manufacturing to a network of fabrication partners throughout Asia Pacific, including Chartered Semiconductor, Samsung Electronics Co., LTD and Tower Semiconductor Limited in Israel. As of December 1999 and 1998, the backlog orders of ASIC design work to non-affiliated parties was $828,052 and $721,661, respectively. The Company expects that all or substantially all of the current backlog orders for Fiscal 1999 will be completed in Fiscal 2000.

     Valence's ASIC customers are industry leading consumer electronics, telecommunications, game and personal computer manufacturers in North America and Europe, as well as in Asia Pacific. Due to nondisclosure agreements, specific current customers cannot be disclosed, but previous design projects have been performed for such international companies as Creative Technology Limited, Innovision Research and Technology Limited, National Semiconductor Corporation, Raytron Inc., Toshiba Corporation, System LSI Division and Utron Technology Inc. Under many of the design contracts, Valence negotiates to retain ownership of the specific designs. These designs form a significant library of intellectual property that can be used in future projects.

     In addition to performing contract design work, Valence designs, produces and sells ICs to OEMs of consumer electronics, games, telecommunication and personal computer equipment in Asia Pacific under the brand name ASP Microelectronics. The general purpose integrated circuits offered include micro-controllers, PROM and ROMs for DVD Players, set-top box receivers and audio/video equipment; ICs for telecommunication and game equipment; small signal transistors and ICs used mainly in the manufacture of consumer products such as television sets, radios, telephones, computer mother boards, add-on boards and audio hi-fi systems. The products created are based upon management's analysis of trends in the market, knowledge gained from long standing relationships with customers and overall business experience. Many of these products are developed by capitalizing upon the Valence's custom design libraries.

     Technologies and Licensing

     The Company's technology portfolio covers a wide range of audio, voice and speaker technologies. The Company licenses these technologies to product and semiconductor manufacturers, as well as develops and markets implementation options and finished goods that feature these proprietary and patented technologies.

     The Company's technology strategy continues to be the development, acquisition and license of audio and voice technologies to product and semiconductor manufacturers in the consumer electronics, computer, game and telecommunications markets around the world. By providing a continuous stream of patented audio and voice technologies, enhancing relationships with existing licensees and attracting new licensees, the Company believes that it will strengthen its market position as a world leader in audio and voice technology.

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

     License agreements with product manufacturers have terms which typically range from one to ten years and require per unit royalty payments for all products implementing the Company's technologies. Certain agreements provide for a fixed annual or quarterly royalty payment. License agreements also specify the use of the Company's trademarks and logos and provide for product review and approval by the Company. The agreements do not have volume requirements and may be terminated by the licensees or the Company without substantial financial penalty.

     The Company has primarily followed a licensing model whereby licensees are free to choose a semiconductor solution from a number of choices and, regardless of the semiconductor selection, the licensee pays a royalty directly to the Company after the licensee's product has been shipped. However, this methodology is not well established in the computer multimedia industry or the Chinese consumer electronics marketplace. To address these market conditions, the Company has implemented an alternate royalty collection method, whereby the royalty is "bundled" into the cost of the semiconductor product when it is sold to the product manufacturer. This methodology simplifies the business process for the product manufacturer, the semiconductor manufacturer and the Company. Under this model, the royalty is remitted directly to the Company by the semiconductor manufacturer after the chip has been delivered to the product manufacturer.

     Portfolio of Audio and Voice Technologies

     The portfolio of audio, voice and speaker technologies offered by the Company includes SRS(R), TruSurround(TM), FOCUS(R), Baser(R), ORB(R), AVT(TM), VIP(TM), Circle Surround(R), SRS Headphone(TM), WOW(TM), TruBass(TM), WOWVoice(TM) and NuVoice(TM). SRS, FOCUS and TruSurround are currently the subject of numerous license agreements and are actively marketed by the Company. Baser and ORB are speaker technologies that were included in the original technology acquisition from Hughes Aircraft and have not been actively promoted. VIP and Circle Surround were acquired during the first and second quarters of Fiscal 1998, respectively, and did not contribute significantly to revenue in Fiscal 1998 or 1999. SRS Headphone, WOW, AVT and TruBass were developed internally and were introduced to the marketplace in Fiscal 1998 and also did not contribute significantly to revenues in Fiscal 1998 or 1999. Licensing royalties associated with SRS, TruSurround, FOCUS, and technology transfer fees for new technologies have accounted for virtually all of the Company's licensing revenues to date.

     - SRS 3D SOUND

     SRS 3D Sound is one of the world's leading 3D audio enhancement technologies. The patented technology broadens any mono or stereo audio signal and creates a realistic 3D sound image from just two standard stereo speakers. SRS is based on the fundamentals of the human hearing system and recreates the multitude of spatial cues that are present in a live listening environment but are lost in recording and playback. SRS eliminates the "sweet spot" associated with traditional stereo; accordingly, it does not require the listener to be positioned in a specific location to experience the immersive 3D sound image.

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

     To date, products have been shipped with SRS technology from more than 180 manufacturers including Acer Peripherals, Ltd., Daewoo Telecom Ltd., Hitachi Ltd., IBM, Kawai Musical Instruments Mfg. Co., Ltd., Kenwood Corporation, Young Chang America, Inc. (Kurzweil), LG Electronics, Inc., Packard Bell/ NEC, Pioneer Electronic Corporation, Thomson Consumer Electronics, Inc. (RCA), Thompson Multimedia, SA, Samsung Electronics Co., Ltd., Sharp Electronics Corporation, Smart Devices, Inc., Sony Corporation and Toshiba Corporation. Semiconductor manufacturers who offer SRS technology in their chip offerings include Cirrus Logic (Crystal Semiconductor), Fujitsu Semiconductor Corporation, Mitsubishi Electric Corporation, New Japan Radio Co. Ltd., Philips Semiconductors, STMicroelectronics, Toshiba Semiconductor Corporation and Zoran Corporation.

     - TRUSURROUND

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

     TruSurround has been successfully introduced to the consumer electronics marketplace and is featured in a wide variety of products, including televisions from Sony Corporation, and DVD players from Pioneer Electronic Corporation and Philips Consumer Electronics B.V. Semiconductor companies who offer TruSurround in analog or digital implementation options for various applications in consumer electronics currently include AKM Semiconductor, New Japan Radio Co., Ltd., STMicroelectronics, Mitsubishi Electric

Corporation and Zoran Corporation. The Company believes that the eventual worldwide use of the DVD format will offer further opportunities for revenue growth.

     - FOCUS

     In many audio environments, speakers are not placed directly in front of a listener making it difficult to achieve a realistic sound experience from speakers that are below the plane of the listener's ear. The Company developed FOCUS as a technology solution for this problem. Originally designed for use in automobiles where front speakers are often placed under the dashboard or facing each other in the door panels, the patented FOCUS technology electronically repositions the sound image to create the appropriate perception of image height. In addition to automobiles, FOCUS is ideally suited for any product application where speakers cannot be placed in optimal locations for either space or aesthetic reasons, such as big screen TVs, home in-wall speakers and commercial applications such as drive-through restaurant communications. The first analog and digital chip options of FOCUS became available for sampling to OEMs from Mitsubishi Electric Corporation, New Japan Radio Co., Ltd. and STMicroelectronics during the last half of Fiscal 1998. Focus has been successfully incorporated into consumer electronics products marketed by Hitachi Limited and Marantz Japan, Inc.

     - SPEAKER TECHNOLOGIES

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

     - VIP -- VOICE INTELLIGIBILITY PROCESSOR TECHNOLOGY

     VIP is a patented audio processing technology that improves the intelligibility of the spoken voice in a variety of challenging listening situations. VIP selectively processes only those spectral portions of the speech signal that the brain uses for cognition, without requiring increase in gain or volume. SRS inventor Arnold Klayman, who is now the principal audio scientist at the Company, originally developed the VIP technology at Hughes Aircraft. During a divestiture in 1994, Hughes sold this non-core business division to VIP Labs. From 1994 until the acquisition by the Company, VIP Labs further developed the technology as well as selectively marketed a stand-alone signal processor for use in the professional sound reinforcement industry.

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

     During the first quarter of Fiscal 1999, the Company announced the first licensing contracts for VIP. On January 26, 1999, the Company announced that Samsung Electronics Co., Ltd. ("Samsung") has licensed VIP for use in cellular and wireless products. On February 2, 1999, the Company announced the license of VIP by Lucent Technologies. VIP has also been successfully implemented by Samsung in a semiconductor chip targeted at the cellular and traditional telephone applications.

     - CIRCLE SURROUND

     Circle Surround ("CS") is a patented audio delivery system that allows multi-channel surround sound to be encoded into a two-channel stereo format and then allows an encoded two-channel audio source or traditional audio source to be decoded into a multi-channel surround format.

     Circle Surround can be used in the recording process of music or movies and then implemented in a decoding playback device, such as a home audio receiver, DVD player or car audio product. When used as an encoding/decoding technology, CS encodes five discrete channels of sound through only two channels (the same space required for stereo). In the playback device, CS then takes the two channels of encoded material and decodes them back into the original five recorded channels for playback through a multi-channel (surround sound) home theater or cinema system equipped with four or five speakers plus a subwoofer. In addition, CS creates multiple channel surround sound from the wealth of legacy stereo and surround encoded material available on traditional music CDs, VHS tapes, television or AM/FM broadcast.

     Circle Surround technology is available for product manufacturers worldwide in the following formats: analog ICs through a relationship with Analog Devices; DSP implementations from Cirrus Logic and AKM, digital software code from the Company; and reference boards, sub-systems and finished products for the home and car audio market from Valence. Current manufacturers who have announced products with Circle Surround include Haitai Electronics Co., Ltd. (Sherwood), Theta Digital, Kenwood Corporation, Loewe Optic GmbH and Amiosonic Electronics Co. Smart Devices, Inc. has included Circle Surround in a line of movie theater audio processors that are marketed to cinemas around the world. Hundreds of music CDs have been encoded with CS by audiophile record labels such as Telarc, DMP and Northsound, which market the CDs through traditional retail channels and online music sites.

     - SRS HEADPHONE, WOW AND TRUBASS

     In Fiscal 1998, the Company developed and began marketing three additional audio technologies to the consumer electronics, computer and game markets. Introduced in early 1998, SRS Headphone is based on the core SRS 3D sound technology and provides 3D sound enhancement to a mono, stereo or surround sound signal, but is optimized to work with any pair of headphones. In January 1999, Mitsubishi Semiconductor announced the availability of the M62458FP, the first analog IC implementation of this technology. In November 1998, at COMDEX in Las Vegas, the computer industry's leading tradeshow, the Company introduced two additional technologies, WOW(TM) and TruBass(TM). WOW is the Company's next generation audio enhancement for speakers and headphones. It significantly improves the spatial imaging and bass response from traditional loudspeakers and headphone products. The TruBass(TM) technology is a psycho-acoustic process that creates the perception of dramatically increased bass performance in smaller speaker systems and headphones without requiring additional physical components.

     Product applications for these technologies include multimedia speakers, powered home audio speakers, mini stereo systems, portable "boom boxes", car radios, portable headset audio systems, televisions and other products in the consumer audio, car audio and professional sound markets.

     In addition to licensing these technologies, the Company anticipates using its chip design expertise and network of manufacturing partners to market chip modules of these technologies to product manufacturers around the world. SRS Headphone and TruBass have been licensed to and incorporated into products by manufacturers that include Sony Corporation, Yamaha Corporation and Sennheiser Electronic GmbH & Co. KG. The Company announced in September 1999 the WOW Thing family of software and hardware products which have been marketed on the Internet web site www.wowthing.com. The first product in the family is the WOW Thing Processor Box, a hardware product which provides a combination of audio enhancement technologies using the WOW technology. The second product in the family consists of WOW Thing software plug-ins designed for use with the Winamp Media Player to improve significantly the sound quality of compressed Internet music such as MP3 music files.

     - WOWVOICE AND NUVOICE

     In Fiscal 2000, the Company introduced two new technologies, WOWVoice(TM) and NuVoice(TM). These technologies are specifically designed for telephone voice quality and intelligibility enhancement applications. The Company is now actively marketing these new technologies to potential customers.

PRODUCT AND COMPONENT SALES

     The Company, through Valence, is an authorized non-exclusive distributor in Hong Kong and/or China for semiconductor products from Lucent Technologies Microelectronics Asia/Pacific, National Semiconductor Hong Kong Ltd., Philips Hong Kong Ltd., Utron Technology Co. Ltd., Analog Devices, Incorporated, as well as its own ASP-brand. Access to multiple suppliers of similar ICs provides value to customers by insuring an adequate supply of components and "just in time delivery" of goods to meet their production schedules.

     In the normal course of business, Valence carries in its inventory selected products that it distributes to meet rapid delivery requirements of customers. Valence significantly improved the inventory turns towards the end of Fiscal 1999. The Company provides normal and customary merchandise return policy and generally does not provide payment terms. As of December 1999 and 1998, the backlog orders of components were $3,180,021 and $2,985,305, respectively. The Company expects that all or substantially all of the backlog orders for Fiscal 1999 will be filled in Fiscal 2000.

     In addition to distributing semiconductor products, Valence and its subsidiaries incorporate these components in assembly kits and reference boards for use in audio products, video compact disc ("VCD") players and telecommunication and wireless infrastructure equipment. Asia Pacific customers include Acer, Daeyoung, Huawei Technologies Co., Ltd., Idall, Konka and SAST. Consumer electronic home entertainment products offered under the Valence brand name that include state-of-the-art technology with unique features are VCD and karaoke players, audio/video receivers, game products and home entertainment amplifiers. The Company introduced new products to the China market during Fiscal 1999 with Circle Surround, TruSurround and TruBass.

     The Company's team of software, hardware and application engineers offers value-added engineering services, such as the design of application software in FPGAs (field programmable gate arrays), ASICs and system design. Local support is very valuable to many manufacturers who have limited experience in the design and manufacturing of products, especially handling surface mount technology equipment. The Company's qualified engineers can solve its customers' manufacturing and design problems locally and on a timely basis.

     The Company introduced in September 1999 its first e-commerce product on www.wowthing.com, the WOW Thing Processor Box which enhances the sound quality of music downloaded over the Internet as well as audio performance of computer and home entertainment products and speakers. Other audio enhancement products for computer, home entertainment and game applications are in development for future introduction into the market place.

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

     The Company regularly participates in tradeshows and conferences to increase awareness of its technologies and to market its technologies and products. The Company also works closely with its licensees and semiconductor partners to actively explore other opportunities to utilize the Company's technologies in new products and/or markets.

     Product and Component Sales

     The consumer electronics market in China is an important market for the Company. One way the Company participates in this market is through the design and distribution of components and assembly kits to DVD and VCD manufacturers. DVD and VCD players, which allow the playing of digital video on a compact disc format, are well suited for a broad range of applications, including music, video, education, training, movies and Karaoke. In a few short years, DVD and VCD have become and will continue to be the standard video format and have received mass-market adoption in China.

     Through its distribution agreements and close relationships with leading digital video chip suppliers in China, such as National Semiconductor and Philips Hong Kong Ltd., the Company designs, develops and markets complete DVD and VCD players, as well as assembly kits and reference boards, at very competitive prices.

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

     In Fiscal 1999, the Company focused on the design and development of product and technology solutions either on a customer's request or under its own marketing and R&D initiatives. Product and technology solutions developed and sold were for applications in DVD players, VCD players, digital power amplifiers, set-top boxes, and surround sound decoders. The technology solutions can be readily incorporated into end products, thus enabling a Company's customer to shorten its time-to-market by reducing its own design and development cycle time.

RESEARCH AND DEVELOPMENT

     The Company has spent approximately 11.2%, 17.1% and 25.5% of total operating expenses on research and development in Fiscal 1997, 1998 and 1999, respectively. The percentage calculation for 1998 excludes expense related to acquired in-process research and development.

     The Company's research and development group includes 32 software, hardware and application engineers who focus on developing intellectual property, technology solutions and consumer products. Seven engineers are based in the U.S. with the remainder based in Hong Kong and China.

     The U.S.-based engineering group is focused upon developing new audio and voice technologies, improving the performance of existing technologies and reducing the implementation cost of the Company's technologies. These engineers also are focused on assisting customers to implement the Company's technologies and supporting the Company's sales and marketing efforts on a worldwide basis.

     Through Valence, the Company operates one of the largest independent IC design houses in Hong Kong, whose activities are primarily engaged in working on custom design ASIC projects for clients in the consumer electronics, game and telecommunications industries. These clients range from local producers to large, multi-national manufacturers around the world. In 1998, ASP Microelectronics, one of Valence's subsidiaries, was awarded the Hong Kong Industry Award's HKITCC Technological Achievement Award. In 1999, VSD Electronics Ltd., another Valence subsidiary, was awarded the Hong Kong Industry Award's HKITCC Certificate of Merit in Technology Achievement.

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

COMPETITION

     The Company competes in each of its business segments with a number of companies which produce a variety of audio and voice enhancement technologies, processes and products. These technologies, processes and products include:
THX(R), a certification program that indicates if a movie theater or particular piece of audio equipment meets certain specifications; Dolby(R) A-type, B-type and C-type noise reduction; Dolby SR(R), which provides noise reduction and encodes analog sound using four sound channels; ProLogic(TM), a surround sound system incorporating an active center channel; DolbySRD(R), which encodes a six channel digital sound track on a movie print; DTS(R), which uses CDs to reproduce six channels of digital sound synchronized with a movie print; and SDDS(R), which encodes six or eight channels of digital sound on both sides of a movie print. Because SRS works with any existing recorded material whether mono, stereo, surround sound or other encoding process, SRS can be used either as an alternative or as a complement and enhancement to almost any competing audio technology. As a multi-channel encode/decode technology, Circle Surround competes more directly with the various surround sound technologies listed above.

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

     Certain of these companies referenced above have, or may have, substantially greater resources than the Company to devote to further technologies and new product developments. The Company believes that it will compete based primarily on the quality and performance of its proprietary technologies, brand name awareness, the ease and cost of implementing its technologies, the ability to meet OEMs' needs to differentiate their products, and the strength of its licensee relationships. There can be no assurance that based on these factors the Company will continue to be competitive with existing or future products or technologies of its competitors.

     The Company's competitors to its semiconductor IC business are primarily fabless semiconductor design houses and manufacturers located in Taiwan, Japan and Korea. Given that Taiwan is focusing on the development of the personal computer industry, most of the fabless semiconductor design houses in Taiwan also focus on the design of dynamic random access memory, static random access memory and semiconductors for personal computer applications. These fabless semiconductor design houses focus less on semiconductors for consumer electronics such as home audio and video products, communications equipment and electronic games players.

     Although the Chinese semiconductor industry is dominated by several major chip suppliers, such as Motorola, National Semiconductor and Texas Instruments, within every major market there is need for local, niche participants, such as the Company. Generally speaking, established semiconductor companies do not offer semiconductor design services to manufacturers and will only do so if the volume of semiconductors required by such manufacturers is of a very large quantity. Instead, they supply standard semiconductors to such manufacturers. These standard semiconductors may not be the most suitable components for the manufacturers as they may require additional semiconductor components to perform the designed functions required in their products. In such cases, these semiconductors will be bulkier, heavier and more expensive compared to using just one custom-designed system-on-chip ASIC. The Company's ASIC team is more flexible in its strategy of designing new products, as well as more responsive and flexible in the service provided to clients. With fourteen years of background in the Chinese semiconductor market, the Company's personnel has expertise in local business practices and a strong franchise of relationships with clients that the Company believes gives it a competitive advantage over newcomers to the industry or the large multi-national firms.

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

     Through a network of manufacturing partners in China, the Company during Fiscal 1998 produced and offered home entertainment products for wholesale and distribution through retailers, under the brand name "Valence." In Fiscal 1999, the Company focused on the development and marketing of product and technology solutions targeted at applications in DVD players, VCD players, digital power amplifiers, set-top boxes, and surround sound decoders. The technology solutions can be readily incorporated into end products, thus enabling a Company's customer to shorten its time-to-market by reducing its own design and development cycle time. Although the overall consumer electronics market in China is vast, it is highly competitive with many large manufacturers competing in the retail channel with established brand names.

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

INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY INFORMATION

     The Company operates in industries where innovation, investment in new ideas and protection of its resulting intellectual property rights are important for success. The Company relies on a variety of intellectual property protections for its products and services, including patent, copyright, trademark and trade secret laws, and contractual obligations, and pursues a policy of enforcing such rights. There can be no assurance, however, that the Company's intellectual property rights will be adequate to ensure the Company's competitive position, or that competitors will not be able to produce a non-infringing competitive product or service. There can be no assurance that third parties will not assert infringement claims against the Company, or that if required to obtain any third party licenses as a result of an infringement dispute the Company will be able to obtain such licenses. Although the Company believes that its patents and trademarks are important to each of its business segments, such patents and trademarks are especially important to the chip and licensing business segment.

     SRS is the subject of five U.S. patents containing a combined total of 276 claims. The expiration dates for these U.S. patents are May 31, 2005, June 20, 2006, September 12, 2006, October 5, 2010 and April 27, 2015, respectively. In addition, the Company has 49 issued foreign patents relating to SRS and over 59 additional foreign patents pending. The expiration dates for these foreign patents varies depending on the particular patent and the particular country, but in most cases the duration of such foreign patents will extend into the year 2006.

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

     The Company owns U.S. patents for VIP, FOCUS, TruSurround and Circle Surround with numerous foreign patents pending for each of these technologies. In addition, the Company has multiple new audio technology patents pending in the U.S. and worldwide for improvements to SRS and for its FOCUS, TruSurround and TruBass technologies.

     The Company is the owner of the following federally registered trademarks:
SRS(R), the SRS symbol "(o)(R)", Sound Retrieval System(R), ORB(R), BASER(R), "everything else is only stereo", 3D Stereo(R), 3D Stereo II(R), 3D Cinema Stereo(R), F( -- )CUS(R), Dr. 3D(R), TruSurround(R) and Circle Surround(R). Trademark applications are pending for AVT(TM), VIP(TM), TruBass(TM), WOW Thing(TM), NuVoice(TM), Power 3D Audio(TM), XTREME BASS(TM), Best Sounding Site on the World Wide Web(TM) and WOW(TM). The duration of the federally registered trademarks can be maintained indefinitely, provided proper maintenance fees are paid and the trademarks are continually used or licensed by the Company. The Company also has foreign trademarks either registered or pending for many of the aforementioned trademarks.

SEASONALITY

     Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in the market could impact the Company's revenues and net income. In particular, the Company believes that there is seasonality relating to the Christmas season as well as the Chinese New Year in the Asia Pacific region, which fall into the fourth and first quarters, respectively.

EMPLOYEES

     The Company and its subsidiaries employed 73 persons and 43 persons, respectively, in its IC Chip and Licensing and Product and Component Sales business segments as of December 31, 1999. Of the aggregate number of employees, 86 are employed by Valence and its subsidiaries and are located overseas. None of the Company's employees are covered by a collective bargaining agreement or are presently represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

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

     Pursuant to the Company's lease agreement with the Partnership, the Company leases all 23,400 square feet of space at the above-referenced facility. The lease is for a term of three years which commenced June 1, 1997 and is scheduled to expire on May 31, 2000. At the time of expiration, the Company will have an option to renew the lease, under similar terms and conditions, for two additional years commencing on June 1, 2000 and terminating on May 31, 2002. The Company intends to exercise such renewal rights. The Company paid the Partnership rent of $129,369 during Fiscal 1997, $165,672 during Fiscal 1998 and $165,672 during Fiscal 1999.

     The Company, through Valence and its subsidiaries, leases several offices and warehouses in Hong Kong and China. Valence's principal operations are conducted at two leased facilities located in Hong Kong. The principal executive offices of Valence are located in Kowloon Tong, Hong Kong, in a 3,726 square foot office facility under a lease which expires in August 2000. Valence's other principal office is located in Kwun Tong, Kowloon, Hong Kong, in a 7,453 square foot office facility under a lease which expires in December 2000. Pursuant to these leases, the Company paid rent of $461,044 during Fiscal 1998, and $429,672 during Fiscal 1999. Management of Valence expects to reach renewal agreements with respect to each of the above-referenced facilities. To the extent that management is unable to reach such agreements, it believes that it will be able to secure comparable space at reasonable rates.

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

ITEM 3. LEGAL PROCEEDINGS

     On April 23, 1999, Dolby Laboratories, Inc. ("Dolby") filed a civil lawsuit in the United States District Court for the Central District of California (the "Court") against the Company and Smart Devices, Inc. ("Smart Devices"). Smart Devices is a licensee of the Company under the SRS(R) and CIRCLE SURROUND(R) technologies. The complaint sought both preliminary and permanent injunctions, monetary damages in an unspecified amount and further equitable relief, based upon allegations of false advertising, unfair competition, trademark infringement and false labeling relating to the CIRCLE SURROUND EX trademark. On May 17, 1999, the Company filed an answer to such complaint generally denying the allegations made by the plaintiff under each claim for relief and denying that the plaintiff is entitled to any relief under each stated claim for relief. In addition, the Company also responded by alleging affirmative defenses to each claim for relief. The Company did not provide a defense for Smart Devices.

     On November 23, 1999, a Stipulation of Dismissal (the "Stipulation") was entered by the Court. Pursuant to the Stipulation, the parties, Dolby and the Company, agreed to dismiss the above-referenced action as between themselves with prejudice based upon a Settlement Agreement and Mutual Release (the "Settlement Agreement"). The Stipulation did not affect the claims that Dolby has asserted against Smart Devices. Pursuant to the Settlement Agreement, (a) the Company agreed (i) to pay Dolby $50,000, (ii) to abandon the Intent-To-Use application it had filed for the mark "Circle Surround EX"; (iii) not to register or use as a trademark the term "Circle Surround EX" (iv) not to oppose Dolby's application for registration of marks "Surround EX" and "Dolby Digital Surround EX" and to consent to Dolby's use of such marks; and (v) that it will not attempt to register or use as a trademark the phrase "Surround EX" alone; and (b) Dolby agreed to pay to the Company $45,000 to assist in the deferment of the costs to be incurred by the Company in changing its trademark. The Stipulation expressly stated that it will not be construed as an admission of liability or infringement by either Dolby or the Company.

     From time to time, the Company is a party to ordinary disputes arising in the normal course of business. The Company does not believe that the outcome of any current legal proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The common stock of the Company, par value $.001 per share (the "Common Stock"), trades on the Nasdaq Stock Market as a National Market System Security under the symbol SRSL. The table below reflects the high and low sales prices of the Common Stock as reported by The Nasdaq Stock Market, Inc. for the periods indicated.

                                                             HIGH        LOW
                                                             ----        ---
FISCAL 1998
  First Quarter............................................  $10 1/4     $6 1/4
  Second Quarter...........................................    9 5/8      4 7/8
  Third Quarter............................................    7 5/8      3 3/8
  Fourth Quarter...........................................    5 3/8      2 3/8
FISCAL 1999
  First Quarter............................................  $ 5 5/8     $3 1/16
  Second Quarter...........................................    4 1/4      2 5/8
  Third Quarter............................................    4 5/8      2 7/8
  Fourth Quarter...........................................    7 5/8      2 15/16

     At March 17, 2000, the last sale price of the Common Stock was $26.625 per share.

HOLDERS

     At March 17, 2000, there were 407 stockholders of record.

DIVIDEND POLICY

     The Company has never paid cash dividends on the Common Stock. The Company currently intends to retain its available funds from earnings for future growth and, therefore, does not anticipate paying any dividends in the foreseeable future. See Item 7. "Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources" for a discussion regarding certain restrictions which relate to the Company's ability to pay cash dividends.

USE OF PROCEEDS

     The effective date of the Company's initial public offering of shares of Common Stock was August 8, 1996 (SEC Registration No. 333-4974-LA). During the fourth quarter of Fiscal 1999, the Company utilized approximately $1,552,999 of the $22,052,955 net offering proceeds for working capital. The table below sets forth at December 31, 1999, the amount of the net offering proceeds used for the purposes noted in the table.

                                                 DIRECT OR INDIRECT PAYMENTS TO
                                                  DIRECTORS, OFFICERS, GENERAL
                                                PARTNERS OF THE ISSUER OR THEIR
                                               ASSOCIATES, TO PERSONS OWNING TEN
                                                PERCENT OR MORE OF ANY CLASS OF      DIRECT OR INDIRECT
                                              EQUITY SECURITIES OF THE ISSUER, AND      PAYMENTS TO
                                                  TO AFFILIATES OF THE ISSUER              OTHERS
                                              ------------------------------------   ------------------
Construction of plant, building and
  facilities................................                  --                                 --
Purchase and installation of machinery and
  equipment.................................                  --                                 --
Purchase of real estate.....................                  --                                 --
Acquisition of other business(es)/assets....                  --                         $8,394,222(1)
Repayment of indebtedness...................                  --                                 --
Working capital.............................                  --                         $4,316,000
Temporary investment (cash and municipal
  bonds)....................................                  --                         $9,342,733

---------------
(1) During the second quarter of Fiscal 1998, the Company utilized $500,000 of the net offering proceeds as part of the consideration to acquire assets related to the Circle Surround technology. During the first quarter of Fiscal 1998, the Company utilized an aggregate of $7,894,222 in connection with two other acquisitions (see Note 2 to the Notes to the Consolidated Financial Statements included under Item 8 of this Report).

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data of the Company for the fiscal years ended December 31, 1995, 1996, 1997, 1998 and 1999 which has been derived from the Company's consolidated audited financial statements. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                     FISCAL YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                           1995       1996       1997        1998       1999
                                          -------    -------    -------    --------    -------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues:
  Chip and licensing revenues...........  $   844    $ 5,392    $10,081    $ 15,762    $18,624
  Product and component sales...........       --         --         --      28,963     17,172
                                          -------    -------    -------    --------    -------
          Total revenues................      844      5,392     10,081      44,725     35,796
Cost of sales...........................       15         95        210      29,819     22,003
                                          -------    -------    -------    --------    -------
  Gross margin..........................      829      5,297      9,871      14,906     13,793
Operating costs and expenses:
  Sales and marketing...................      937      1,163      2,112       6,846      5,148
  Research and development..............      384        522        596       2,555      4,142
  General and administrative............    1,107      1,616      2,615       5,531      6,932
  Acquired in-process research and
     development........................       --         --         --      18,510         --
                                          -------    -------    -------    --------    -------
          Total operating costs and
            expenses....................    2,428      3,301      5,323      33,442     16,222
                                          -------    -------    -------    --------    -------
Income (loss) from operations...........   (1,599)     1,996      4,548     (18,536)    (2,429)
  Other income (expense), net...........      (41)       366      1,088         705        735
                                          -------    -------    -------    --------    -------
Income (loss) from operations before
  income tax expense (benefit)..........   (1,640)     2,362      5,636     (17,831)    (1,695)
Income tax expense (benefit)............        1        501      1,863        (273)       (49)
                                          -------    -------    -------    --------    -------
Net income (loss).......................  $(1,641)   $ 1,861    $ 3,773    $(17,558)   $(1,744)
                                          =======    =======    =======    ========    =======
  Net income (loss) per common share:
     Basic..............................  $ (0.28)   $  0.24    $  0.39    $  (1.54)   $ (0.15)
                                          =======    =======    =======    ========    =======
     Diluted............................  $ (0.28)   $  0.21    $  0.35    $  (1.54)   $ (0.15)
                                          =======    =======    =======    ========    =======
Weighted average number of shares used
  in the calculation of net income per
  common share:
     Basic..............................    5,928      7,625      9,556      11,410     11,696
     Diluted............................    5,928      8,686     10,852      11,410     11,696
Balance sheet data:
  Working capital.......................  $   431    $ 3,375    $ 9,075    $  7,644    $10,953
  Total assets..........................    1,698     26,674     31,542      45,535     39,101
  Short-term debt and current portion of
     long-term obligations..............      180        180         82       8,000      8,000
  Long-term obligations, net of current
     portion............................      211         69         --          --         --
  Stockholders' equity..................      888     25,151     29,420      26,072     25,040

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. As of the end of Fiscal 1999, the Company's principal business activities in these markets included:

     - Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world; and

     - Through its subsidiary, Valence Technology Inc. and its foreign subsidiaries (collectively, "Valence"), designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and finished goods for the OEM and retail communities within the Company's targeted markets.

     From the Company's inception in 1993 until February 1998, the Company derived substantially all of its revenue from royalties received from technology licenses. On March 2, 1998, the Company acquired all of the outstanding capital stock of Valence Technology Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and China for an aggregate purchase price, excluding non-compete agreements and acquisition costs, of $19,500,000 consisting of approximately $7,400,000 in cash and approximately 1,680,611 shares of the Company's common stock, $.001 par value per share (the "Common Stock"). The acquisition was accounted for as a purchase with an effective date of February 1, 1998. The acquisition of Valence had a material impact on the Company's Fiscal 1998 and 1999 financial statements. Accordingly, current and future financial statements may not be directly comparable to the Company's historical financial statements.

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

     During the second quarter of Fiscal 1998, the Company acquired certain rights to Circle Surround, a patented audio delivery system that allows multi-channel surround sound to be encoded into a two-channel stereo format and allows an encoded two-channel audio source or a traditional stereo audio source to be decoded into a multi-channel surround format. The aggregate purchase price, including acquisition costs, was $834,985 and was comprised of $534,985 in cash and 35,294 shares of Common Stock.

     SRS currently operates in two business segments: (a) the development and marketing of technology in the forms of integrated circuits designed and distributed through Valence and the licensing of technologies developed by the Company to product and semiconductor manufacturers and (b) the sale of consumer electronic products and components.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated operating data as a percentage of total revenues for the years ended December 31, 1997, 1998 and 1999:

                                                          PERCENTAGE OF TOTAL
                                                          REVENUE YEARS ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                          1997    1998    1999
                                                          ----    ----    ----
Chip and licensing revenue..............................  100%     35%     52%
Product and component sales.............................   --      65      48%
                                                          ---     ---     ---
  Total revenue.........................................  100     100     100
Cost of sales...........................................    2      67      61
                                                          ---     ---     ---
Gross margin............................................   98      33      39
Sales and marketing.....................................   21      15      14
Research and development................................    6       6      12
General and administrative..............................   26      12      20
Acquired in-process research and development............    0      41       0
                                                          ---     ---     ---
  Total operating expense...............................   53      74      46
Operating income (loss).................................   45     (41)     (7)
Other income, net.......................................   11       2       2
                                                          ---     ---     ---
Income (loss) before income taxes.......................   56     (39)     (5)
Income tax expense (benefit)............................   18      --      --
                                                          ---     ---     ---
  Net income (loss).....................................   38%    (39)%    (5)%
                                                          ===     ===     ===

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Impact of Valence Acquisition

     The Company's consolidated financial results for Fiscal 1998 include the results of the Valence operations beginning as of February 1, 1998. Accordingly, results for the year ended December 31, 1999 may not be directly comparable to results for the year ended December 31, 1998.

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

     Total revenues for Fiscal 1999 were $35,795,583, consisting of chip and licensing revenue of $18,624,221 and product and component revenue of $17,171,362. This contrasts with Fiscal 1998, where chip and licensing revenues were $15,762,370, and product and component revenues were $28,962,671. Excluding chip design revenue, licensing revenue decreased 38.2% from the same period last year due to the following factors: (a) the shift in the PC market to lower cost models which cannot bear the cost of performance enhancement technologies such as those offered by SRS Labs; (b) the reduced growth rate of the Chinese economy which reduced demand for consumer electronics products in the region and negatively impacted the sales of semiconductor ICs that include the Company's audio technologies; and (c) the trend by consumer electronic manufacturers to initially adopt the Company's new technologies into their higher end models with limited volume potential for the short term. Revenue from custom ASIC chip design and chip sales related to

Valence's activities increased 48% from the same prior year period primarily due to the Company's decision to focus on higher margin chip and licensing revenues and de-emphasize certain lower margin distribution activities. The 41% decrease in product revenues in Fiscal 1999 also is due to the Company's decision to de-emphasize certain lower margin distribution activities.

     Gross Margin

     Cost of sales for Fiscal 1999 consists primarily of component cost, fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margin for the twelve months ended December 31, 1999 increased to 38.5% from 33.3% for the same period in 1998. The increase resulted primarily from the shift in the Company's revenue base towards higher margin chip and licensing sales and away from lower margin component distribution.

     Sales and Marketing

     Sales and marketing expenses consist primarily of employee-related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $5,148,458 in Fiscal 1999 compared to $6,845,674 in Fiscal 1998, a decrease of 24.8%. This decrease is attributable primarily to lower advertising, promotional, trade show and travel costs, resulting from the Company's efforts during 1999 to reduce costs in these areas. As a percentage of total revenues, sales and marketing expenses decreased to 14.4% in Fiscal 1999 from 15.3% in Fiscal 1998.

     Research and Development

     Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $4,141,571 in Fiscal 1999 compared to $2,554,883 in Fiscal 1998, an increase of 62.1%. This increase is primarily attributable to ASIC related research and development, and design and development of ASP branded products based on SRS technologies. As a percentage of total revenues, research and development expenses increased to 11.6% in Fiscal 1999 from 5.7% in Fiscal 1998. Management believes that research and development expenses will increase in the future as a result of the Company's continual product development efforts.

     General and Administrative

     General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property, professional fees and various other administrative costs. General and administrative expenses were $6,932,397 in Fiscal 1999 compared to $5,530,957 in Fiscal 1998, an increase of 25.3%. The increase was primarily attributable to headcount added to support new business development, costs incurred for due diligence activities related to potential acquisitions, and costs incurred to reserve for certain non-collectible accounts receivable. As a percentage of total revenues, general and administrative expenses increased to 19.4% in Fiscal 1999 from 12.4% in Fiscal 1998.

     As part of the Valence acquisition, the Company allocated a portion of the purchase price to various intangible assets totaling approximately $5,910,400. This amount was capitalized and is being amortized on a straight line basis over periods ranging from three to eleven years with the related amortization expense of $1,205,988 and $1,180,489 included in general and administrative expenses for the years ended December 31, 1999 and 1998 respectively. See Note 2 of the Notes to the Consolidated Financial Statements for more information concerning the purchase price allocation associated with the Valence acquisition.

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

     New product development projects utilizing the VIP technology at the time of the VIP acquisition included, among others, digital and analog sound reinforcement, wireless and non-wireless telecommunications applications, hearing aid applications and headphone and microphone applications. The Company estimated that these projects were approximately 62% complete at the date of acquisition and estimated that the cost to complete these projects will aggregate approximately $525,000 and will be incurred over a two-year period.

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

     Other Income, Net

     Other income, net consists primarily of interest income, interest expense, realized gains and losses on the sale of investments and foreign currency transaction gains and losses at Valence. Net interest income was $448,117 in Fiscal 1999 compared to $694,760 in Fiscal 1998, a decrease of 35.5%. The decrease is primarily attributable to lower average cash and investment balances during the current year as compared to the prior year due to the $7,894,222 paid in conjunction with the acquisitions of Valence and VIP and interest expense on the outstanding borrowings under the Company's line of credit obtained during Fiscal 1998.

     Provision for Income Taxes

     The income tax provision for Fiscal 1999 was $49,662 compared to a benefit of $273,156 for Fiscal 1998. The Company recognized a tax benefit in Fiscal 1998 primarily due to a taxable loss recognized for U.S. federal income tax purposes related to domestic operations. In addition, the Company benefited from certain tax credits and statutory tax rates in the Asian countries where Valence has its principal business operations which are lower than United States statutory rates. The Company had federal and state net operating loss carry forwards at December 31, 1999, of approximately $3.4 million and $3.1 million, respectively. These net operating loss carry forwards will begin to expire in 2019 and 2003, respectively. In addition, the Company has federal tax credit carry forwards of approximately $541,000 which will begin to expire in 2003. As of December 31, 1999, a valuation allowance of $1,154,401 has been provided based on the Company's assessment of the future realizeability of certain deferred tax assets. Approximately $125,000 of the valuation allowance is attributable to the potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenues

     Total revenues for Fiscal 1998 were $44,725,040, which includes revenues generated by Valence since February 1, 1998. This contrasts with Fiscal 1997 where revenues were $10,081,283 and were generated solely from licensing activities. Excluding chip design revenue, licensing revenue decreased 45.8% from the same period last year due to the following factors: (a) the shift in the PC market to lower cost models, which cannot bear the cost of performance enhancement technologies such as those offered by SRS Labs; (b) the Asian financial crisis which reduced demand for consumer electronics products in the region and negatively impacted the sales of semiconductor ICs that include the Company's audio technologies; and (c) the trend by consumer electronic manufacturers to adopt the Company's technologies into their higher end models which has limited volume growth of models using the Company's licensed audio technologies. The licensing revenue decrease was offset by the custom ASIC chip design and chip sales of $10,294,851 related to Valence's activities. Revenue generated from product and component sales in Fiscal 1998 is attributable to Valence and therefore is not comparable to Fiscal 1997. Revenues in future quarters are expected to consist primarily of ASIC design and product and electronic component sales.

     Cost of sales for Fiscal 1998 consisted primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Cost of sales for Fiscal 1997 consisted primarily of fees paid to third party representatives for sales administration and support. Gross margin for the twelve months ended December 31, 1998 decreased to 33.3% from 97.9% for the same period in Fiscal 1997. The decrease resulted from the shift in the Company's revenue base towards product and electronic component sales, which have significantly lower margins than the Company's historic licensing revenue base. Gross margins in future quarters will primarily reflect the cost of manufacturing products for sale as opposed to licensing transactions which typically have higher gross margins.

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

     As part of the Valence acquisition, the Company allocated a portion of the purchase price to various intangible assets totaling approximately $5,910,400. See the discussion above and in Note 2 of the Notes to the Consolidated Financial Statements for more information concerning the purchase price allocation associated with the Valence acquisition.

     Acquired In-Process Research and Development

     See the discussion above relating to the acquired in-process research and development expenses related to the Valence acquisition.

     Other Income, Net

     Other income, net consists primarily of interest income, interest expense, realized gains and losses on the sale of investments and foreign currency transaction gains and losses at Valence. Net interest income was $694,760 in Fiscal 1998 compared to $1,088,718 in Fiscal 1997, a decrease of 36.2%. The decrease is primarily attributable to lower average cash and investment balances during the current year as compared to the prior year due to the $7,894,222 paid in conjunction with the acquisitions of Valence and VIP and interest expense on the outstanding borrowings under the Company's line of credit obtained during Fiscal 1998. The Company also recognized $86,337 of realized gains on the sale of investments available for sale and a foreign exchange transaction loss related to the Valence operations of $76,105 in Fiscal 1998.

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

SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following table sets forth certain quarterly financial data for the eight quarters in the period ended December 31, 1999. The quarterly information is based upon unaudited financial statements prepared by the Company on a basis consistent with the Company's audited consolidated financial statements and, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The acquisition of Valence in the first quarter of Fiscal 1998 has had and will continue to have a material impact on the Company's Fiscal 1998 and 1999 financial statements and for the reporting periods thereafter; accordingly, the operating results for any quarter are not necessarily indicative of results for any future period. The Company's quarterly operating results have varied significantly in the past and are expected to vary significantly in the future.

                                                               THREE MONTHS ENDED
                            ----------------------------------------------------------------------------------------
                            MARCH 31,    JUNE 30,   SEP. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEP. 30,   DEC. 31,
                              1998         1998       1998       1998       1999        1999       1999       1999
                            ---------    --------   --------   --------   ---------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Chip and licensing......  $  2,882     $ 4,524    $ 3,936    $ 4,420     $ 4,104     $3,990    $ 4,830     $5,700
  Product and component...     4,175       7,101      7,382     10,305       3,613      4,214      5,175      4,170
                            --------     -------    -------    -------     -------     ------    -------     ------
          Total
            revenues......     7,057      11,625     11,318     14,725       7,717      8,204     10,005      9,870
Gross margin..............     2,659       4,238      3,507      4,502       2,441      3,301      3,940      4,110
Operating expenses........    21,351(a)    3,480      3,291      5,320       4,352      3,301      3,713      4,857
                            --------     -------    -------    -------     -------     ------    -------     ------
Operating income (loss)...   (18,692)        758        216       (818)     (1,911)        --        227       (747)
     Net income (loss)....   (18,211)        720        192       (259)     (1,497)         6        310       (563)
Net income (loss) per
  Common share:
     Basic................  $  (1.68)    $   .06    $   .02    $  (.02)    $  (.13)    $   --    $   .03     $ (.05)
     Diluted..............  $  (1.68)    $   .06    $   .02    $  (.02)    $  (.13)    $   --    $   .03     $ (.05)

---------------
(a) Operating expenses for the three month period ended March 31, 1998 included $18,510,378 related to the write-off of acquired in-process research and development

LIQUIDITY AND CAPITAL RESOURCES

     In August 1996, the Company completed an initial public offering of 3,107,452 shares of Common Stock at $8.00 per share. Net proceeds to the Company were approximately $22 million.

     As of December 31, 1999 and 1998, cash, cash equivalents, and investments totaled $25,312,411 and $24,430,859, respectively. Net cash provided by operating activities during Fiscal 1999 was $1,633,177 and was generated primarily from decreases in accounts receivable, inventory, and other assets, plus non-cash depreciation and amortization, offset by a net decrease in accounts payable and accrued liabilities. Net cash provided by investing activities of $1,667,744 resulted primarily from sales of the Company's investments. Net cash provided by financing activities of $327,515 resulted primarily from sale of common stock pursuant to exercise of the Company's stock options. Net cash provided by operating activities during Fiscal 1998 was $5,022,088 and was generated primarily from decreases in accounts receivable and inventory and increases in accounts payable, offset by increases in prepaid expense and other assets. During Fiscal 1998, net cash provided by investing activities of $1,499,433 resulted primarily from the sale of the Company's investments, offset by cash used in the acquisition of Valence and the acquisition of new technologies. Net cash provided by financing activities of $1,372,968 resulted primarily from borrowings under the Company's credit line offset by payments on Valence's current debt.

     Inventories in Fiscal 1999 decreased from $4,632,968 at December 31, 1998 to $2,726,193 at December 31, 1999. This decrease was primarily a result of disposing of slow-moving and obsolete inventory of Valence's distribution business. Valence also exited from certain of the lower margin distribution business which enabled it to carry less inventories to support customer demands. Prepaid expenses and other current assets decreased from $3,244,233 at December 31, 1998 to $729,881 at December 31, 1999, primarily due to the collection of other receivables of $2,131,352 during Fiscal 1999. Accounts payable decreased from $10,632,505 at December 31, 1998 to $2,882,686 at December 31, 1999
primarily due to the decrease in component sales volume at Valence, which resulted in reduced inventory levels and purchasing activity, as well as payment of various other trade payables by Valence. Accrued liabilities increased from $422,843 at December 31, 1998 to $1,658,964 at December 31, 1999 primarily due to the timing of the payment of certain recurring compensation related expenses plus the recording of a customer deposit.

     The Company's principal source of liquidity at December 31, 1999 consisted of cash, cash equivalents and investments. The Company has adopted investment guidelines restricting the types and minimum quality of investments the Company is authorized to purchase. At December 31, 1999, the Company had cash and cash equivalents of $15,969,678 and investments of $9,342,733. Investments consist of municipal bonds rated a minimum of A1.

     On March 2, 1998, the Company acquired all of the outstanding shares of capital stock of Valence for an aggregate purchase price of $19,500,000, excluding acquisition costs and non-compete agreements, consisting of approximately $7,400,000 in cash and approximately 1,680,611 shares of the Company's common stock.

     On March 4, 1998, the Company obtained a revolving line of credit (and letter of credit facility) with a bank which expires on April 1, 2001 and is secured by certain of the Company's investments. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate (8.5% as of December 31, 1999) or LIBOR plus 0.75% (6.875% as of December 31, 1999). As of December 31, 1999, the Company had $8.0 million outstanding under the line of credit and was contingently liable for $1,000,000 under an irrevocable letter of credit which expires July 31, 2000. The collateral requirements under the above-referenced credit facility may have the effect of restricting the amount available to pay cash dividends.

     In November 1999, Valence and its subsidiaries obtained a credit facility with a bank that provides for borrowings aggregating approximately $5,000,000. The facility has no fixed expiration date and is collateralized by certain of the Valence's assets on deposit with the bank. The facility provides for a variety of import/ export trade instruments which bear interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility also provides for a revolving line of credit of up to $3,500,000 which bears interest at 1.25% over the related collateral deposit interest rate. At December 31, 1999, there were no obligations outstanding under this credit facility.

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

SUBSEQUENT EVENTS

     As noted in Item 1, Business, of this Report, on March 3, 2000 ValenceTech Limited (the ultimate successor entity to Valence Technology Inc. for purposes of listing common shares on the Growth Emerging Market of the Stock Exchange of Hong Kong Limited (the "GEM")) filed an application to list its common shares on the GEM in connection with an initial public offering. The Company estimates that the completion of the offering will occur during the second quarter of Fiscal 2000. As contemplated in the offering documents, approximately one-third of the net proceeds of the offering is earmarked to be repatriated to the Company. The amount of such repatriation is currently not determinable.

     For a discussion relating to the strategic alliance between the Company and Microsoft Corporation consummated in March 2000, see Item 1, Business in this Report. Also see Note 13 to the Notes to Consolidated Financial Statements, included herein under Item 8 of this Report.

YEAR 2000 ISSUE UPDATE

     The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarterly, or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

     The Company expended less than $200,000 on Year 2000 readiness efforts from Fiscal 1997 to Fiscal 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. This standard establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe that its adoption of this new standard will have a material impact on its financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  QUARTERLY FLUCTUATIONS

     The Company's operating results may fluctuate from those in prior quarters and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company's licensees incorporate the Company's technologies into their products; the timing of orders from, and the shipments, to major customers; the timing of new product introductions by the Company; the gain or loss of significant customers; competitive pressures on selling prices; the market acceptance of new or enhanced versions of the Company's technologies; the rate that the Company's semiconductor licensees manufacture and distribute chips to product manufacturers; and fluctuations in general economic conditions, particularly those affecting the consumer electronics market. Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in the market could impact the Company's revenues and net income. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company believes that there is seasonality relating to the Christmas season as well as the Chinese New Year within the Asia region, which fall into the fourth and first quarters, respectively.

  VALENCE'S BUSINESS

     The Company derived a significant amount of its revenue from Valence's ASIC and component distribution business. Valence's engineering team focuses on the design of custom ASIC to meet specific customers' requirements and outsources the production of the design to mask houses, foundries and packaging houses located primarily in Asia. The operations of Valence could be affected by a variety of factors, including the timing of customer orders, the timing of development revenue, changes in the mix of products distributed and the mix of distribution channels employed, the emergence of a new industry standards, product obsolescence and changes in pricing policies by the Company, its competitors or its suppliers.

     The ASIC business' revenue is concentrated in a limited number of customers in the areas of consumer electronics, communications products, computers and computer peripherals. As such, the loss of any such customers or any bad debt arising from them may have a material adverse impact on the Company's financial condition and results of operation. Beginning in Fiscal 1999, Valence began to exit from certain lower margin product offerings in the distribution side of the business and has begun developing and distributing products that are related to or incorporate the Company's proprietary technologies. As a result, the immediate loss in revenue of the low margin distribution business will not be entirely offset by the new proprietary technology based products, which will take time to develop and be introduced into the marketplace. There can be no assurance that the Company will be able to quickly introduce new products to offset the loss in revenue or that the new products developed will receive a favorable market acceptance.

     The public offering of common shares of ValenceTech Limited in Hong Kong is intended to bring new capital to grow Valence's core business while, at the same time, adding significant value to the Company's shareholders. Although the Company expects that such offering will be completed during the second quarter of Fiscal 2000, there is no assurance that the offering will be completed during that time period or at all. Changes in the economic environment of Hong Kong and/or the PRC may adversely affect the offering or, if the offering is completed, may adversely affect the market price of the common shares.

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

  INTERNET BUSINESS

     In Fiscal 1999, the Company launched its Internet business with the formation of SRSWOWcast.com, Inc. SRSWOWcast.com plans to develop and acquire engaging and audio based content to generate and retain visitor traffic to its web site. The revenue of SRSWOWcast.com will, in turn, depend on fees charged to third party businesses for advertising on the site as well as e-commerce products sold to visitors to the site. The Company has planned for other Internet subsidiaries in different geographical regions to be launched at a later date by duplicating the business model of SRSWOWcast.com and with content that is adapted for local culture and taste. However, there can be no assurance that SRSWOWcast.com and other planned subsidiaries or business ventures will be able to develop or acquire the content necessary to attract significant Internet traffic or able to generate substantial revenue from advertising and e-commerce.

  PRODUCT BUSINESS

     In Fiscal 1999, the Company developed and marketed on its e-commerce site, www.wowthing.com, its first consumer audio product, the WOW Thing Processor Box. The WOW Thing Processor Box enhances the sound quality of music downloaded over the Internet as well as audio performance of computer and home entertainment products and speakers. This was the Company's first entry into the consumer market in the United States which is both competitive and demands products with short life cycles.

     The Company intends to expand its offerings of high-end audio enhancement products in the year 2000 and beyond. There can be no assurance that the Company will be able to develop an effective distribution channel and build a brand recognition as a product manufacturer. And as the business increases, it is anticipated that significant capital will be required to finance product inventory and account receivables. As a result, the Company is subject to risks of product obsolescence, bad debt and insufficient finance to grow the business.

     The Company also recognizes that as new consumer audio products are developed and marketed by the Company, there will always exist a potential for a conflict and competition between the Company and certain of the Company's technology licensees. Although the intended products of the Company and those of its licenses do not generally overlap, there can be no assurances that the Company's products will not compete with those of their licensees. If such conflicts do materialize, it is uncertain whether the Company will be able to mitigate the effect of such conflicts, which, if not resolved, may impact the results of operations.

  ECONOMIC RISKS ASSOCIATED WITH DOING BUSINESS IN ASIA, PARTICULARLY IN HONG KONG AND THE PRC

     The Company's significant operations in China and Asia have required, and will continue to require, refinement to adapt to the changing market conditions in the region. The Company's operations in Asia, and internationally in general, are subject to risks of unexpected changes in, or impositions of legislative or regulatory requirements.

     The PRC economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that such growth will not continue to decrease or that any slow down will not have a negative effect on the Company's business, including Valence. The PRC economy is also experiencing deflation which may continue in the future. The current economic situation may adversely affect the Company's profitability over time as expenditures for consumer electronics products and information technology may decrease due to the results of slowing domestic demand and deflation.

     Hong Kong is a Special Administrative Region of the PRC with its own government and legislature. Hong Kong enjoys a high degree of autonomy from the PRC under the principle of "one country, two systems". The Company can give no assurance that Hong Kong will continue to enjoy autonomy from the PRC.

     The Hong Kong dollar has remained relative constant due to the US dollar peg and currency board system that has been in effect in Hong Kong since 1983. Since mid-1997, interest rates in Hong Kong have fluctuated significantly and real estate and retail sales have declined. The Company can give no assurance that the Hong Kong economy will not worsen or that the historical currency peg of the Hong Kong dollar to the U.S. dollar will be maintained. Continued recession in Hong Kong, deflation or the discontinuation of the currency peg could adversely affect the Company's business.

  CURRENCY RISK/STABILITY OF ASIAN MARKETS

     The Company expects that international sales will continue to represent a significant portion of total revenues. To date, all of the Company's licensing revenues have been denominated in U.S. dollars and most costs have been incurred in U.S. dollars. It is the Company's expectation that licensing revenues will continue to be denominated in U.S. dollars for the foreseeable future. Because Valence and its subsidiaries' business is primarily focused in Asia and because of the Company's anticipated expansion of its business in China and other parts of Asia, the Company's consolidated operations and financial results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which the products are sold. In addition, the Company's valuation of assets recorded as a result of the Valence acquisition may also be adversely impacted by the currency fluctuations relative to the U.S. dollar. The Company intends to actively monitor its foreign exchange exposure and to implement strategies to reduce its foreign exchange risk at such time that the Company determines the benefits of such strategies outweigh the associated costs. However, there is no guarantee that the Company will take steps to insure against such risks, and should such risks occur, there is no guarantee that the Company will not be significantly impacted. Countries in the Asia Pacific region have experienced weakness in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for Valence's products, the U.S. dollar value of the Company's and its subsidiaries' foreign currency denominated sales, the availability and supply of product components to Valence and ultimately, the Company's consolidated results of operations.

  COMPETITIVE PRESSURES

     The Company's existing and potential competitors include both large and emerging domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources. The Company's present or future competitors may be able to develop products and technologies comparable or superior to those offered by the Company, and to adapt more quickly than the Company to new technologies or evolving market needs. The Company believes that the competitive factors affecting the market for the Company's products and technologies include product performance, price and quality; product functionality and features; the ease of integration; and implementation of the products and technologies with other hardware and software components in the OEM's products. In addition, the markets in which the Company competes are intensely competitive and are characterized by rapid technological changes, declining average sales prices and rapid product obsolescence. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its respective markets, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

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

  MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL

     The continued growth of the Company and its subsidiaries has placed, and will continue to place, a significant strain on its administrative, operational and financial resources, and has increased, and will continue to increase, the level of responsibility for both existing and new management personnel. The Company's future success depends in part on the continued service of its key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel. The Company anticipates that any future growth will require it to recruit and hire a number of new personnel in engineering, operations, finance, sales and marketing. Competition for such personnel is intense, and there can be no assurance that the Company can retain and recruit necessary personnel to operate its business and support future growth. The Company's ability to manage its growth successfully also will require the Company to continue to expand and improve its administrative, operational, management and financial systems and controls.

  VOLATILITY OF STOCK PRICE

     The trading price of the Common Stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in the Company's operating results, announcements of new products or technological innovations by the Company or its competitors, strategic alliances between the Company and third parties, general market fluctuations and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the markets in which the Company does business, or relating to the Company specifically, have in the past resulted in, and could in the future result in, an immediate and adverse effect on the market price of the Common Stock.

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

FOREIGN CURRENCY

     The Company has subsidiary operations in Hong Kong and China, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were nil in Fiscal 1998 and 1999 due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar, and the exchange rate remained constant throughout such fiscal years. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

INTEREST RATES

     The Company's line of credit bears interest based on the lending bank's prime rate or LIBOR. The interest rate on the balance of $8 million outstanding at December 31, 1999 was 6.875%. If interest rates were to increase by 10%, the impact on the Company's consolidated financial statements would be additional interest expense of approximately $55,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS:
  Independent Auditors' Report..............................   32
  Consolidated Balance Sheets as of December 31, 1998 and
     1999...................................................   33
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1998 and 1999.......................   34
  Consolidated Statements of Comprehensive Income (Loss) for
     the years ended December 31, 1997, 1998 and 1999.......   34
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1997, 1998 and 1999...........   35
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998 and 1999.......................   36
  Notes to Consolidated Financial Statements................   38

FINANCIAL STATEMENT SCHEDULE:
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves for the years ended December 31, 1998 and
     1999...................................................   53

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
SRS Labs, Inc.:

     We have audited the accompanying consolidated balance sheets of SRS Labs, Inc. (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SRS Labs, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 3, 2000
(March 9, 2000 as to Note 13)

                                 SRS LABS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1999
                                                              ------------    ------------
Current Assets
  Cash and cash equivalents.................................  $ 12,341,242    $ 15,969,678
  Investments available for sale............................     1,519,425       3,011,250
  Accounts receivable, net of allowance for doubtful
     accounts of $422,138 in 1998 and $1,083,961 in 1999....     5,320,686       2,495,157
  Inventories, net of reserve of $653,370 in 1998 and
     $624,844 in 1999.......................................     4,632,968       2,726,193
  Prepaid expenses and other current assets, including other receivables of $2,131,352 in 1998 and $161,258 in
     1999...................................................     3,244,233         729,881
  Deferred income taxes.....................................        17,456          81,467
                                                              ------------    ------------
          Total Current Assets..............................    27,076,010      25,013,626
  Investments available for sale............................    10,570,192       6,331,483
  Furniture, fixtures and equipment, net....................     1,219,433       1,166,757
  Intangible assets, net....................................     6,669,671       5,425,273
  Deferred income taxes.....................................            --         740,889
  Other assets..............................................            --         422,493
                                                              ------------    ------------
          Total Assets......................................  $ 45,535,306    $ 39,100,521
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................  $ 10,632,505    $  2,882,686
  Accrued liabilities.......................................       422,843       1,658,964
  Line of credit............................................     8,000,000       8,000,000
  Income taxes payable......................................       376,545       1,518,548
                                                              ------------    ------------
          Total Current Liabilities.........................    19,431,893      14,060,198
Deferred income taxes.......................................        31,240              --
Commitments and contingencies
Stockholders' Equity
  Preferred stock -- $.001 par value; 2,000,000 shares
     authorized; no shares issued and outstanding...........            --              --
  Common stock -- $.001 par value; 56,000,000 shares
     authorized; 11,688,893 and 11,890,691 shares issued;
     and 11,688,893 and 11,819,591 outstanding for 1998 and
     1999, respectively.....................................        11,689          11,891
  Additional paid-in capital................................    39,170,103      40,312,336
  Deferred stock option compensation........................       313,302         264,557
  Cumulative other comprehensive income.....................       141,389          23,330
  Retained deficit..........................................   (13,564,310)    (15,308,510)
  Treasury stock at cost, -0- and 71,100 shares at December
     31, 1998 and 1999......................................            --        (263,281)
                                                              ------------    ------------
          Total Stockholders' Equity........................    26,072,173      25,040,323
                                                              ------------    ------------
          Total Liabilities And Stockholders' Equity........  $ 45,535,306    $ 39,100,521
                                                              ============    ============

          See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1997            1998           1999
                                                     -----------    ------------    -----------
REVENUES
Chip and licensing revenue.........................  $10,081,283    $ 15,762,369    $18,624,221
Product and component sales........................           --      28,962,671     17,171,362
                                                     -----------    ------------    -----------
          TOTAL REVENUES...........................   10,081,283      44,725,040     35,795,583
COST OF SALES......................................      210,348      29,819,071     22,002,817
                                                     -----------    ------------    -----------
GROSS MARGIN.......................................    9,870,935      14,905,969     13,792,766
EXPENSES
Sales and marketing................................    2,111,839       6,845,674      5,148,458
Research and development...........................      595,689       2,554,883      4,141,571
General and administrative.........................    2,615,706       5,530,957      6,932,397
Acquired in-process research and development.......           --      18,510,378             --
                                                     -----------    ------------    -----------
          TOTAL EXPENSES...........................    5,323,234      33,441,892     16,222,426
          INCOME (LOSS) FROM OPERATIONS............    4,547,701     (18,535,923)    (2,429,660)
OTHER INCOME, NET..................................    1,088,718         704,992        735,122
                                                     -----------    ------------    -----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE
  (BENEFIT)........................................    5,636,419     (17,830,931)    (1,694,538)
INCOME TAX EXPENSE (BENEFIT).......................    1,863,200        (273,156)        49,662
                                                     -----------    ------------    -----------
NET INCOME (LOSS)..................................  $ 3,773,219    $(17,557,775)   $(1,744,200)
                                                     ===========    ============    ===========
Net income (loss) per common share:
  Basic............................................  $      0.39    $      (1.54)   $     (0.15)
                                                     ===========    ============    ===========
  Diluted..........................................  $      0.35    $      (1.54)   $     (0.15)
                                                     ===========    ============    ===========
Weighted average shares used in the calculation of
  net income (loss) per common share:
  Basic............................................    9,556,015      11,410,346     11,696,272
                                                     ===========    ============    ===========
  Diluted..........................................   10,852,281      11,410,346     11,696,272
                                                     ===========    ============    ===========

                                 SRS LABS, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1998           1999
                                                      ----------    ------------    -----------
Net income (loss)...................................  $3,773,219    $(17,557,775)   $(1,744,200)
Other comprehensive income (loss)
  Foreign currency translation......................          --              --         (4,827)
  Unrealized gain (loss) on investments available
     for sale, net of tax...........................      75,912         (22,211)      (113,232)
                                                      ----------    ------------    -----------
Comprehensive income (loss).........................  $3,849,131    $(17,579,986)   $(1,862,259)
                                                      ==========    ============    ===========

          See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                     CUMULATIVE
                                                                                                                        OTHER
                                     COMMON STOCK                                       DEFERRED       RETAINED     COMPREHENSIVE
                                 --------------------     ADDITIONAL      TREASURY    STOCK OPTION     EARNINGS        INCOME
                                   SHARES     AMOUNT    PAID-IN CAPITAL     STOCK     COMPENSATION    (DEFICIT)        (LOSS)
                                 ----------   -------   ---------------   ---------   ------------   ------------   -------------
BALANCE, January 1, 1997.......   9,468,548   $ 9,469     $24,678,961     $      --    $ 154,386     $    220,246     $  87,688
  Proceeds from exercise of
    stock options..............     141,319       141         144,461            --           --               --            --
  Tax benefit associated with
    exercise of stock
    options....................          --        --         199,015            --           --               --            --
  Deferred stock option
    compensation...............          --        --              --            --       76,701               --            --
  Unrealized gain on
    investments available for
    sale, net of tax...........          --        --              --            --           --               --        75,912
  Net income...................          --        --              --            --           --        3,773,219            --
                                 ----------   -------     -----------     ---------    ---------     ------------     ---------
BALANCE, December 31, 1997.....   9,609,867     9,610      25,022,437            --      231,087        3,993,465       163,600
  Proceeds from exercise of
    stock options..............     213,121       213         311,199            --           --               --            --
  Tax benefit associated with
    exercise of stock
    options....................          --        --          13,623            --           --               --            --
  Deferred stock option
    compensation...............          --        --              --            --       82,215               --            --
  Unrealized loss on
    investments available for
    sale, net of tax...........          --        --              --            --           --               --       (22,211)
  Issuance of common stock to
    acquire Valence............   1,680,611     1,681      12,104,097            --           --               --            --
  Issuance of common stock for
    noncompetition
    agreements.................     125,000       125         900,275            --           --               --            --
  Issuance of common stock and
    warrants to acquire VIP....      25,000        25         518,507            --           --               --            --
  Issuance of common stock to
    acquire Circle Surround....      35,294        35         299,965            --           --               --            --
  Net loss.....................          --        --              --            --           --      (17,557,775)           --
                                 ----------   -------     -----------     ---------    ---------     ------------     ---------
BALANCE, December 31, 1998.....  11,688,893    11,689      39,170,103            --      313,302      (13,564,310)      141,389
  Proceeds from exercise of
    stock options..............     201,798       202         760,857            --     (170,263)              --            --
  Tax benefit associated with
    exercise of stock
    options....................          --        --         381,376            --           --               --            --
  Deferred stock option
    compensation...............          --        --                            --      121,518               --            --
  Treasury stock...............     (71,100)       --              --      (263,281)          --               --            --
  Unrealized gain on
    investments available for
    sale, net of tax...........          --        --              --            --           --               --      (113,232)
  Currency translation
    adjustment.................          --        --              --            --           --               --        (4,827)
  Net loss.....................          --        --              --            --           --       (1,744,200)           --
                                 ----------   -------     -----------     ---------    ---------     ------------     ---------
BALANCE, December 31, 1999.....  11,819,591   $11,891     $40,312,336     $(263,281)   $ 264,557     $(15,308,510)    $  23,330
                                 ==========   =======     ===========     =========    =========     ============     =========


                                    TOTAL
                                 ------------
BALANCE, January 1, 1997.......  $ 25,150,750
  Proceeds from exercise of
    stock options..............       144,602
  Tax benefit associated with
    exercise of stock
    options....................       199,015
  Deferred stock option
    compensation...............        76,701
  Unrealized gain on
    investments available for
    sale, net of tax...........        75,912
  Net income...................     3,773,219
                                 ------------
BALANCE, December 31, 1997.....    29,420,199
  Proceeds from exercise of
    stock options..............       311,412
  Tax benefit associated with
    exercise of stock
    options....................        13,623
  Deferred stock option
    compensation...............        82,215
  Unrealized loss on
    investments available for
    sale, net of tax...........       (22,211)
  Issuance of common stock to
    acquire Valence............    12,105,778
  Issuance of common stock for
    noncompetition
    agreements.................       900,400
  Issuance of common stock and
    warrants to acquire VIP....       518,532
  Issuance of common stock to
    acquire Circle Surround....       300,000
  Net loss.....................   (17,557,775)
                                 ------------
BALANCE, December 31, 1998.....    26,072,173
  Proceeds from exercise of
    stock options..............       590,796
  Tax benefit associated with
    exercise of stock
    options....................       381,376
  Deferred stock option
    compensation...............       121,518
  Treasury stock...............      (263,281)
  Unrealized gain on
    investments available for
    sale, net of tax...........      (113,232)
  Currency translation
    adjustment.................        (4,827)
  Net loss.....................    (1,744,200)
                                 ------------
BALANCE, December 31, 1999.....  $ 25,040,323
                                 ============

          See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 1997            1998           1999
                                                              -----------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 3,773,219    $(17,557,775)   $(1,744,200)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Provision for doubtful accounts.........................           --         (82,785)   $ 1,040,271
    Provision for obsolete inventory........................           --         353,814        628,006
    Depreciation and amortization...........................      341,152       1,888,635      2,127,736
    Deferred income taxes...................................        5,615        (298,205)      (836,140)
    Write-off of acquired in-process research and
      development...........................................           --      18,510,378             --
    Realized gain on sales of investments available for
      sale..................................................           --         (86,337)            --
    Amortization of premium on investments available for
      sale..................................................      109,817          62,534         54,964
    Accretion of consideration due on asset purchase........       23,844           8,196             --
    Increase in deferred stock option compensation..........       76,701          82,215        121,518
    Currency translation adjustment.........................           --              --         (4,827)
    Loss on disposition of furniture, fixtures and
      equipment.............................................           --              --          1,594
    Changes in operating assets and liabilities, net of the
      effect of acquisitions:
      Accounts receivable...................................   (3,286,961)      2,024,562      1,785,258
      Inventories...........................................           --       1,645,004      1,278,769
      Prepaid expenses and other assets.....................     (127,186)     (2,212,510)     2,091,859
      Accounts payable......................................      (73,202)      1,878,303     (7,749,819)
      Accrued liabilities...................................      260,103        (403,399)     1,236,121
      Income taxes payable..................................      726,519        (790,542)     1,602,067
                                                              -----------    ------------    -----------
    Net cash provided by operating activities...............    1,829,621       5,022,088      1,633,177
                                                              -----------    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment...............      (64,582)       (466,368)      (464,037)
Proceeds from sales of investments available for sale.......           --       9,467,572      2,500,000
Purchases of investments available for sale.................     (580,256)             --             --
Cash paid for acquisitions, less cash acquired..............           --      (6,911,216)            --
Expenditures related to patents.............................     (103,877)       (590,555)      (368,219)
                                                              -----------    ------------    -----------
    Net cash (used in) provided by investing activities.....     (748,715)      1,499,433      1,667,744
                                                              -----------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit................................           --       8,000,000             --
Payments on subsidiary debt.................................           --      (6,846,737)            --
Payment of consideration due on asset purchase..............     (234,752)        (91,707)            --
Exercise of stock options...................................      144,602         311,412        590,796
Purchase of treasury stock..................................           --              --       (263,281)
                                                              -----------    ------------    -----------
    Net cash (used in) provided by financing activities.....      (90,150)      1,372,968        327,515
                                                              -----------    ------------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      990,756       7,894,489      3,628,436
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    3,455,997       4,446,753     12,341,242
                                                              -----------    ------------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 4,446,753    $ 12,341,242    $15,969,678
                                                              ===========    ============    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $        --    $    488,732    $   179,194
    Income taxes............................................  $   811,700    $    640,079    $        --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Additional consideration accrued for asset purchase.....  $    44,077    $      8,196    $        --
    Unrealized gain (loss) on investments, net..............  $    75,912    $    (22,211)   $   113,232
    Tax benefit associated with exercise of stock options...  $   199,015    $     13,623    $   381,376

          See accompanying notes to consolidated financial statements

     The Company acquired the stock of Valence Technology Inc. ("Valence") on March 2, 1998 (Notes 2 and 9) and issued 1,680,611 shares of common stock in payment of $12,105,778 of the acquisition price. The acquisition was accounted for as a purchase having an effective date of February 1, 1998.

     In conjunction with the acquisition, certain liabilities were assumed as follows:

Fair value of assets acquired...............................  $ 14,076,279
Acquired in-process research and development costs..........    17,471,668
Acquired intangible assets..................................     5,910,400
Total consideration, including acquisition costs............   (21,879,033)
                                                              ------------
Liabilities assumed.........................................  $ 15,579,314
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

                                 SRS LABS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization

     SRS Labs, Inc. (the "Company" or "SRS") was incorporated under the laws of the State of California on June 23, 1993 and reincorporated under the laws of the State of Delaware on June 28, 1996.

     The Company is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. For the fiscal year ended December 31, 1999, the Company's principal business activities in these markets included:

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

     Basis of Presentation

     The consolidated financial statements include the Company and its wholly owned subsidiaries, Valence Technology Inc. ("Valence") and SRSWOWcast.com, Inc., after elimination of all intercompany accounts and transactions.

     Cash Equivalents

     Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original or remaining maturities of three months or less at the date of purchase.

     Investments

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments, consisting primarily of municipal bonds, have been classified as available for sale and are reported at fair value, based on quoted market prices, in the accompanying consolidated balance sheets. Unrealized gains and losses, net of applicable income taxes, are reported as a separate component of stockholders' equity.

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

     Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method, which amortizes cost over the lesser of the estimated useful lives of the respective assets or the term of the related lease. Useful lives range from three to five years.

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     Patents and Other Intangible Assets

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

     Other Assets

     Other assets consist primarily of notes receivable with expected collection dates beyond December 31, 2000.

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

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes.

     Foreign Currency Translation

     The Company's reporting currency is the U.S. dollar, while the functional currency of Valence is the Hong Kong dollar. Assets and liabilities of Valence are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars are included as a separate component of stockholders' equity (other comprehensive income). Translation adjustments were $0 and $4,827 during the years ended December 31, 1998 and 1999. Transaction gains and losses arising on exchange are recognized as incurred in the statements of operations and aggregated $76,000 (gain) and $26,775 (loss) during the years ended December 31, 1998 and 1999.

     Net Income (Loss) Per Common Share

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which requires the disclosure of basic and diluted earnings per share for all current and prior periods. Basic net income (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each year. Diluted net income per common share reflects the maximum dilution, based on the average price of the Company's common stock each period and is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options had been exercised. Common stock equivalents have not been included in calculating diluted net income (loss) per share where inclusion would be anti-dilutive.

     The following is an illustration of the reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations:

                                    FOR YEAR ENDED DECEMBER 31, 1997           FOR YEAR ENDED DECEMBER 31, 1998
                                 ---------------------------------------   ----------------------------------------
                                   INCOME         SHARES       PER SHARE      INCOME         SHARES       PER SHARE
                                 (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                 -----------   -------------   ---------   ------------   -------------   ---------
Basic:
Income (loss) available to
 common stockholders...........  $3,773,219      9,556,015       $0.39     $(17,557,775)   11,410,346      $(1.54)
                                                                 =====                                     ======
Diluted Effect of dilutive
 securities....................          --      1,296,266                           --            --
                                 ----------     ----------                 ------------    ----------
Stock options
Income available to common
 stockholders plus assumed
 conversion....................  $3,773,219     10,852,281       $0.35     $(17,557,775)   11,410,346      $(1.54)
                                 ==========     ==========       =====     ============    ==========      ======

                                    FOR YEAR ENDED DECEMBER 31, 1999
                                 ---------------------------------------
                                   INCOME         SHARES       PER SHARE
                                 (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                 -----------   -------------   ---------
Basic:
Income (loss) available to
 common stockholders...........  $(1,744,200)   11,696,272      $(0.15)
                                                                ======
Diluted Effect of dilutive
 securities....................           --            --
                                 -----------    ----------
Stock options
Income available to common
 stockholders plus assumed
 conversion....................  $(1,744,200)   11,696,272      $(0.15)
                                 ===========    ==========      ======

     Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

     Fair Value of Financial Instruments

     Management believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short period of time between origination of the instruments

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

and their expected realization. Management also believes the carrying amounts of investments available for sale approximate fair value as the investments are recorded at fair value based on quoted market prices (Note 3). Management believes the carrying amount of balances outstanding under the line of credit approximate fair value as the underlying interest rates reflect market rates.

     Customer Concentration

     During the years ended December 31, 1997 and 1998, two customers (not necessarily the same customers each year) accounted for 39% and 40%, respectively, of revenues. For Fiscal 1999, one customer accounted for 21% of revenues. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectibility of related receivables could have a material adverse effect on the Company's financial condition and results of operations.

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

     Geographic Risk

     The Asian consumer electronics markets accounted for approximately 94% and 92% of total Company sales in 1999 and 1998 and are expected to continue to account for a substantial percentage of sales in the future. The recent economic crisis in Asia has been characterized by declines in consumer spending, currency devaluation, unemployment and bank failures. Any of these factors, should they continue, could significantly reduce the demand for the end user goods in which the Company's products are used.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. This standard establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe that the adoption of this new standard will have a material impact on its financial position or results of operations.

     Reclassifications

     Certain amounts as previously reported have been reclassified to conform to the current year presentation.

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

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

Cash........................................................  $ 7,394,222
Common stock................................................   13,006,178
                                                              -----------
Total purchase price........................................   20,400,400
Deficiency in net assets acquired...........................    1,503,035
Acquisition costs...........................................    1,478,633
                                                              -----------
Excess of purchase price over net assets acquired...........  $23,382,068
                                                              ===========
Allocation to:
  In-process research and development.......................  $17,471,668
  Developed technology......................................    1,200,000
  Cell library..............................................    1,150,000
  Customer list.............................................    1,000,000
  Workforce.................................................    1,000,000
  Non-compete agreement.....................................      900,400
  Brand name................................................      660,000
                                                              -----------
                                                              $23,382,068
                                                              ===========

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

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

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

                                                                  PRO FORMA
                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              -----------------
Revenues....................................................     $47,377,020
Costs and expense...........................................      45,369,225
                                                                 -----------
Net income..................................................     $ 2,007,795
                                                                 ===========
Net income per share........................................     $      0.16
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

     The following summarizes the consideration granted for the acquisition of VIP, the allocation of the purchase price and other purchase accounting adjustments:

Cash........................................................  $  500,000
Common stock and warrants...................................     518,532
Acquisition costs...........................................     120,178
                                                              ----------
          Total purchase price..............................  $1,138,710
                                                              ==========
Allocation to:
  In-process research and development.......................  $1,038,710
  Intangible assets.........................................     100,000
                                                              ----------
                                                              $1,138,710
                                                              ==========

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products, but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products' expected life, reflecting the estimated stages of completion of the projects and the costs to complete the projects.

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

 3. INVESTMENT SECURITIES AVAILABLE FOR SALE

     The following table summarizes the Company's investment securities available for sale as of December 31, 1998 and 1999:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998           1999
                                                     -----------    ----------
Municipal bonds available for sale:
  Cost.............................................  $11,849,972    $9,295,010
  Unrealized gains.................................      239,645        47,723
                                                     -----------    ----------
  Estimated fair value.............................  $12,089,617    $9,342,733
                                                     ===========    ==========

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     The contractual maturities of investments at December 31, 1998 and 1999, are shown below. Actual maturities may differ from contractual maturities.

                                        1998                         1999
                             --------------------------    ------------------------
                                             ESTIMATED                   ESTIMATED
                                COST        FAIR VALUE        COST       FAIR VALUE
                             -----------    -----------    ----------    ----------
Municipal bonds:
  Due in one year or
     less..................  $ 1,505,168    $ 1,519,425    $2,993,206    $3,011,250
  Due in one to five
     years.................    9,344,804      9,570,192     6,301,804     6,331,483
  Due in five to ten
     years.................           --             --            --            --
  Due after ten years......    1,000,000      1,000,000            --            --
                             -----------    -----------    ----------    ----------
                             $11,849,972    $12,089,617    $9,295,010    $9,342,733
                             ===========    ===========    ==========    ==========

 4. FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment, net, consist of the following at December 31, 1998 and 1999:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     ----------    -----------
Furniture, fixtures and equipment..................  $  753,446    $   847,117
Computer equipment.................................   1,008,751      1,366,595
Leasehold improvements.............................     138,900        145,408
                                                     ----------    -----------
                                                      1,901,097      2,359,120
Less accumulated depreciation and amortization.....    (681,664)    (1,192,363)
                                                     ----------    -----------
                                                     $1,219,433    $ 1,166,757
                                                     ==========    ===========

 5. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1998           1999
                                                    -----------    -----------
Goodwill..........................................  $   711,886    $   711,886
Patents...........................................    1,786,497      2,154,716
Developed technology..............................    1,200,000      1,200,000
Cell library......................................    1,150,000      1,150,000
Customer list.....................................    1,000,000      1,000,000
Workforce.........................................    1,000,000      1,000,000
Non-compete agreement.............................      900,400        900,400
Brand name........................................      660,000        660,000
                                                    -----------    -----------
                                                      8,408,783      8,777,002
Less accumulated amortization.....................   (1,739,112)    (3,351,729)
                                                    -----------    -----------
                                                    $ 6,669,671    $ 5,425,273
                                                    ===========    ===========

     Amortization periods range from three to eleven years depending on the estimated useful life of the asset.

 6. FINANCING ARRANGEMENTS

     On March 4, 1998, the Company obtained a revolving line of credit (and letter of credit facility) with a bank which expires on April 1, 2001 and is secured by certain of the Company's investments. The total

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate (8.5% as of December 31, 1999) or LIBOR plus 0.75% (6.875% as of December 31, 1999). As of December 31, 1999, the Company had $8.0 million outstanding under the line of credit and was contingently liable for $1,000,000 under an irrevocable letter of credit which expires July 31, 2000.

     In November 1999, Valence and its subsidiaries obtained a credit facility with a bank that provides for borrowings aggregating approximately $5,000,000. The facility has no fixed expiration date and is collateralized by certain of Valence's assets on deposit with the bank. The facility provides for a variety of import/ export trade instruments which bear interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility also provides for a revolving line of credit of up to $3,500,000 which bears interest at 1.25% over the related collateral deposit interest rate. At December 31, 1999, there were no obligations outstanding under this credit facility.

 7. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain equipment under noncancelable operating leases expiring through 2001.

     The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership which is affiliated with a stockholder and officer of the Company. The lease is for a term of three years, commencing June 1, 1997, with an option to extend the term for an additional two years thereafter. Additionally, the Company leases several offices and warehouses in Hong Kong and China from unrelated parties. Total rent expense incurred on office facilities and equipment was $129,369, $646,498 and $604,198 for the years ended December 31, 1997, 1998, and 1999, respectively, of which $129,369, $165,672 and $165,672 was paid to related parties, respectively. Future annual minimum lease payments under noncancelable operating leases at December 31, 1999, are as follows:

                YEAR ENDING                               OFFICE
               DECEMBER 31,                  FACILITY    EQUIPMENT     TOTAL
               ------------                  --------    ---------    --------
  2000.....................................  $317,562     $ 9,306     $326,868
  2001.....................................        --       7,000        7,000
                                             --------     -------     --------
                                             $317,562     $16,306     $338,868
                                             ========     =======     ========

     Litigation -- The Company is involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company believes that the resolution of these matters will not likely have a material adverse effect on the Company's financial statements.

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

 8. INCOME TAXES

     For the years ended December 31, 1997, 1998 and 1999, the provision (benefit) for income taxes consists of the following:

                                                     DECEMBER 31,
                                        --------------------------------------
                                           1997         1998          1999
                                        ----------    ---------    -----------
Current:
  Federal.............................  $1,078,637    $(679,205)   $    35,553
  State...............................     482,791       35,963         88,282
  Foreign.............................     296,157      668,291        761,967
                                        ----------    ---------    -----------
                                         1,857,585       25,049        885,802
Deferred:
  Federal.............................     (15,724)    (161,286)    (1,583,931)
  State...............................      21,339     (136,919)      (281,414)
  Foreign.............................          --           --       (125,196)
  Valuation allowance.................          --           --      1,154,401
                                        ----------    ---------    -----------
                                             5,615     (298,205)      (836,140)
                                        ----------    ---------    -----------
                                        $1,863,200    $(273,156)   $    49,662
                                        ==========    =========    ===========

     The reconciliation of the provision (benefit) for income taxes computed at U.S. federal statutory rates to the provision for income taxes for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                     DECEMBER 31,
                                       ----------------------------------------
                                          1997          1998           1999
                                       ----------    -----------    -----------
Tax at U.S. federal statutory
  rates..............................  $1,916,382    $(6,240,826)   $  (593,088)
State income taxes...................     334,079        (75,645)      (127,467)
Tax exempt interest..................    (365,194)      (150,766)       (35,862)
Change in valuation allowance........          --             --      1,028,398
Intangibles..........................          --      5,940,367             --
Other................................     (22,067)       253,714       (222,319)
                                       ----------    -----------    -----------
          Total income tax expense
            (benefit)................  $1,863,200    $  (273,156)   $    49,662
                                       ==========    ===========    ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      DECEMBER 31,
                                           -----------------------------------
                                             1997        1998         1999
                                           --------    --------    -----------
Deferred tax assets (liabilities):
  State income taxes.....................  $121,952    $(54,085)   $  (149,765)
  Depreciation and amortization..........   247,038     (13,810)        78,191
  Accruals not currently deductible......    30,907       5,383         74,223
  Net operating losses...................        --      26,712      1,433,151
  Tax credits............................        --      22,016        540,957
  Valuation allowance....................        --          --     (1,154,401)
                                           --------    --------    -----------
          Total net deferred tax assets
            (liability)..................  $399,897    $(13,784)   $   822,356
                                           ========    ========    ===========

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     The Company has federal and state net operating loss carry forwards at December 31, 1999, of approximately $3.4 million and $3.1 million, respectively. These net operating loss carry forwards will begin to expire in 2019 and 2003, respectively. In addition, the Company has federal tax credit carry forwards of approximately $541,000 which will begin to expire in 2003.

     As of December 31, 1999, a valuation allowance of $1,154,401 has been provided based on the Company's assessment of the future realizability of certain deferred tax assets. Approximately $126,000 of the valuation allowance is attributable to the potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.

 9. STOCKHOLDERS' EQUITY

  ISSUANCE OF COMMON STOCK

     Stock Repurchases

     During the fiscal year ended December 31, 1998 ("Fiscal 1998"), the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock. As of December 31, 1999, 71,100 shares had been repurchased at a cost of $263,281. Such repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

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

     Stock Award/Option Plans

     On December 10, 1993, the Company's Board of Directors and shareholders adopted an Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1993 Plan"). Under the 1993 Plan, 801,971 shares of the Company's common stock are reserved for issuance to executives, employees and non-employee directors of the Company at the discretion of the Board of Directors or the committee administering the 1993 Plan. The Compensation Committee of the Board or, in the absence of a Compensation Committee, the Board has been appointed to administer the 1993 Plan. Options issued under the 1993 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 1999, options to purchase 801,971 shares of the Company's common stock were granted under the 1993 Plan.

     In June 1997, the Company's Board of Directors adopted and the Company's stockholders approved the Amended and Restated 1996 Long-Term Incentive Plan (the "1996 Plan"), for which 2,000,000 shares of the Company's common stock were reserved for issuance to officers, employees and consultants of the Company. If any award granted under the 1996 Plan expires, terminates or is forfeited before the exercise thereof or the payment in full thereof, the shares covered by the unexercised or unpaid portion will become available for new grants under the 1996 Plan. In June 1998, the Company's Board of Directors adopted and the Company's stockholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 2,500,000. Also in June 1998, in a separate amendment, the Company's Board of Directors and the Company's stockholders approved an amendment to allow all directors of the Company and any subsidiary of the Company to participate in the 1996 Plan. The Compensation Committee or, in the absence of a Compensation Committee, the Board of Directors has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the Compensation Committee or the Board, as

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

applicable. As of December 31, 1999, options to purchase 5,149,445 shares of the Company's common stock were granted under the 1996 Plan.

     In July 1996, the Company's Board of Directors adopted and the Company's stockholders approved the 1996 Non-employee Directors Stock Option Plan (the "Non-employee Directors Plan"), a non-discretionary formula plan for which 120,000 shares of the Company's common stock are reserved for issuance to the Company's non-employee directors. The Non-employee Directors Plan is administered by a committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three-year period, the first installment vesting on the date of grant. In June 1999, the shareholders approved the Amended and Restated 1996 Nonemployee Directors' Stock Option Plan. Among the changes set forth in the Amended and Restated Plan was to increase by 130,000 the number of shares of common stock that may be issued. As of December 31, 1999, options to purchase 100,000 shares of common stock were granted under the Non-employee Directors Plan.

     On February 28, 1998, warrants were granted for the purchase of up to 100,000 common shares of the Company at a price per share of $9.47 to certain parties in connection with the acquisition of VIP ("VIP Warrants") (Note 2).

     The following table summarizes stock option activity under all of the Company's stock option plans and the VIP Warrants (Note 2) for the periods indicated:

                                                                       WEIGHTED
                                                       OPTIONS         AVERAGE
                                                     OUTSTANDING    EXERCISE PRICE
                                                     -----------    --------------
Outstanding at January 1, 1997.....................   2,176,596         $4.16
  Granted..........................................   1,366,801         $5.70
  Stock options exercised..........................    (141,319)        $1.02
  Forfeited........................................  (1,017,582)        $7.68
                                                     ----------
Outstanding at December 31, 1997...................   2,384,496         $3.69
  Granted..........................................   2,898,500         $5.06
  Stock options exercised..........................    (213,121)        $1.44
  Forfeited........................................    (150,667)        $4.88
                                                     ----------
Outstanding at December 31, 1998...................   4,919,208         $4.54
  Granted..........................................   1,255,875         $3.39
  Stock options exercised..........................    (201,798)        $2.93
  Forfeited........................................    (888,742)        $5.17
                                                     ----------
Outstanding at December 31, 1999...................   5,084,543         $4.23
                                                     ==========

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     The following table summarizes information concerning currently outstanding and exercisable options:

                                    WEIGHTED                        EXERCISABLE
                   NUMBER OF        AVERAGE           WEIGHTED         AS OF          WEIGHTED
   RANGE OF         OPTIONS        REMAINING          AVERAGE       DECEMBER 31,      AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE       1999       EXERCISE PRICE
---------------   -----------   ----------------   --------------   ------------   --------------
$0.00 - $ 1.05       252,807          4.2             $0.2634          252,807        $0.2634
$2.10 - $ 3.15       850,177          6.8             $2.7064          500,834        $2.7023
$3.15 - $ 4.20     1,680,331          7.4             $3.6602          513,481        $4.1390
$4.20 - $ 5.25       756,237          6.7             $4.9789          560,135        $4.9716
$5.25 - $ 6.30     1,263,250          8.4             $5.5019          364,875        $5.5090
$6.30 - $ 7.35       129,500          8.1             $6.6578           41,750        $6.6504
$7.35 - $ 8.40        30,000          6.6             $8.0000           30,000        $8.0000
$9.45 - $10.50       122,241          2.9             $9.6467          120,430        $9.6359
                   ---------          ---             -------        ---------        -------
                   5,084,543          7.2             $4.2314        2,384,312        $4.2017

     On December 1, 1995, options were granted for the purchase of up to 300,875 common shares at prices of $4.14 to $4.56 per share, which the Company's Board of Directors deemed the fair market value of the common stock at the date of grant. The Company recorded compensation expense resulting from the difference between the option price per share and the estimated fair market value of the common stock ($4.99) determined by a third-party appraisal completed in May 1996, totaling $236,456. This amount is recorded ratably over the vesting period of the respective options. During the years ended December 31, 1997, 1998 and 1999, the Company recorded $56,397, $26,828 and $7,306, respectively, of deferred compensation expense associated with these stock option grants. In addition, during the years ended December 31, 1997, 1998 and 1999, the Company recorded $20,304, $55,387 and $114,212, respectively, of deferred compensation expense related to stock options granted to non-employee contractors.

     On March 5, 1999, pursuant to a technology license agreement entered into by the Company and a customer, options were granted to the customer to purchase up to 50,000 shares of common stock at an exercise price of $3.94 per share. The fair value of the grant is being recognized as compensation expense ratably over the vesting period of the options. The Company recognized $30,857 of compensation expense relating to these options in Fiscal 1999. In addition to the 50,000 options granted in 1999, the Company has an obligation to grant up to 200,000 additional options if the customer meets specified performance criteria as defined by the agreement. The exercise price of additional option grants will be the fair market value of the common stock at the date of grant.

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

                                                    DECEMBER 31,
                                         -----------------------------------
                                           1997         1998         1999
                                         ---------    ---------    ---------
Expected life..........................  60 months    60 months    60 months
Stock volatility.......................         69%          57%          65%
Risk-free interest rate................       5.45%        5.50%         5.9%

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997, 1998 and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been $3,429,526, or $.32 per share in 1997; ($18,684,945), or ($1.77) per share in 1998; and ($3,392,244)
or ($.35) per share in 1999. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997, 1998 and 1999 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

10. SEGMENT INFORMATION

     The Company operates in two business segments: (i) the development and marketing of technology either in the form of integrated circuits through Valence (ASICs) or the licensing of technologies developed by the Company to original equipment manufacturers and semiconductor manufacturers and (ii) the sale of consumer electronic products and components. The Company does not allocate operating expenses or specific assets to these segments. Therefore, segment information includes only net revenues, cost of sales and gross margin. Prior to the acquisition of Valence, the Company operated in the single business segment of licensing audio technologies. Therefore, segment information is presented for 1999 and 1998 only.

                                                  BUSINESS SEGMENTS
                                   -----------------------------------------------
                                    CHIPS AND        PRODUCT AND
                                    LICENSING      COMPONENT SALES        TOTAL
                                   -----------    -----------------    -----------
Year ended December 31, 1998
Net revenues.....................  $15,762,369       $28,962,671       $44,725,040
Cost of sales....................    4,084,805        25,734,266        29,819,071
                                   -----------       -----------       -----------
Gross margin.....................  $11,677,564       $ 3,228,405       $14,905,969
                                   ===========       ===========       ===========
Year ended December 31, 1999
Net revenues.....................  $18,624,221       $17,171,362       $35,795,583
Cost of sales....................    6,095,197        15,907,620        22,002,817
                                   -----------       -----------       -----------
Gross margin.....................  $12,529,024       $ 1,263,742       $13,792,766
                                   ===========       ===========       ===========

     The following schedule presents the Company's revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee's corporate headquarters. The Americas region includes North, Central and South America.

                                                           DECEMBER 31,
                                                    --------------------------
                  REGION REVENUE                       1998           1999
                  --------------                    -----------    -----------
Asia Pacific......................................  $41,502,348    $33,536,423
Americas..........................................    3,017,596      1,268,918
Europe............................................      205,096        990,242
                                                    -----------    -----------
          Total...................................  $44,725,040    $35,795,583
                                                    ===========    ===========

11. RELATED-PARTY TRANSACTIONS

     The Company shares certain general and administrative expenses with an affiliated company which is 100% owned by a Company officer/stockholder. Pursuant to a written agreement which was terminated on December 31, 1997, one-half of these expenses were allocated to the Company during 1997.

     The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership which is affiliated with a stockholder and officer of the Company. The

                                 SRS LABS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

original lease term commenced on June 1, 1994 and expired on May 31, 1997. Upon expiration, the Company entered into a new lease agreement for additional space at the same facility with the same lessor. The new lease is for a term of three years, commencing June 1, 1997, with an option to extend the term for an additional two years thereafter.

     During the years ended December 31, 1997, 1998 and 1999, total revenue from an affiliated company which is 100% owned by a Company officer/stockholder, amounted to $17,779, $6,834 and $1,326, respectively. As of December 31, 1998 and 1999, accounts receivable from this affiliated company were $9,646 and $0, respectively. Amounts due to this affiliated company were $1,747 and $0 as of December 31, 1998 and 1999, respectively.

     A stockholder of the Company paid $2,500,000 in license royalties to the Company during the year ended December 31, 1997. There were no license royalties from this stockholder during the years ended December 31, 1998 or 1999.

12. EMPLOYEE BENEFIT PLAN

     The Company's employees based in the United States may participate in a salary deferral plan (the "401(k) Plan") in which eligible employees can contribute up to 15% of their eligible compensation. The Company also may contribute on a discretionary basis. During the years ended December 31, 1997, 1998 and 1999, the Company did not contribute to the 401(k) Plan.

13. SUBSEQUENT EVENTS

     On March 3, 2000, ValenceTech Limited (a newly formed holding company of Valence Technology Inc.) filed an application to list its shares on the Growth Enterprise Market (GEM) of the Hong Kong Stock Exchange.

     On March 9, 2000, the Company entered into a technology and marketing alliance with a third party. In conjunction with this transaction, the third party purchased 290,529 shares of the Company's common stock for $17.21 per share or $5 million in the aggregate. The difference between the purchase price and the fair value of the common stock on the date of purchase, totalling approximately $555,000, will be recorded as an expense by the Company during the quarter ended March 31, 2000. Additionally, the Company granted to the third party a warrant to purchase up to 200,000 shares of the common stock of SRS Labs, Inc. and the Company's wholly-owned subsidiary, SRSWOWcast.com,Inc., granted a warrant to purchase up to 1,250,000 shares of its common stock. The fair value of these warrants, aggregating approximately $2,550,000, also will be recorded as an expense by the Company during the quarter ended March 31, 2000.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                      ADDITIONS
                                                       ADDITIONS     (REDUCTIONS)
                                         BALANCE AT      DUE TO       CHARGED TO                  BALANCE
                                         BEGINNING      BUSINESS      COSTS AND                    AT END
                                         OF PERIOD    ACQUISITIONS     EXPENSE      DEDUCTIONS   OF PERIOD
                                         ----------   ------------   ------------   ----------   ----------
For the year ended December 31, 1998:
  Allowance for doubtful accounts......   $     --     $  647,600     $  (82,785)   $(142,677)   $  422,138
                                          ========     ==========     ==========    =========    ==========
  Inventory reserve....................   $     --     $1,275,097     $  353,814    $(975,541)   $  653,370
                                          ========     ==========     ==========    =========    ==========
For the year ended December 31, 1999:
  Allowance for doubtful accounts......   $422,138     $       --     $1,040,271    $(378,448)   $1,083,961
                                          ========     ==========     ==========    =========    ==========
  Inventory reserve....................   $653,370     $       --     $  628,006    $(656,532)   $  624,844
                                          ========     ==========     ==========    =========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT AND OTHERS -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held in June 2000, is incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fiscal 1999.

ITEM 11. EXECUTIVE COMPENSATION

     Except as specifically provided, the information set forth under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD -- Compensation of Directors" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 1999. The Report on Executive Compensation and the Performance Graph set forth under the caption "COMPENSATION OF EXECUTIVE OFFICERS" in the Proxy Statement shall not be deemed incorporated by reference herein and shall not otherwise be deemed "filed" as part of this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "TRANSACTIONS WITH MANAGEMENT AND OTHERS" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of This Report:

     (1) Financial Statements

     The financial statements included in Part II, Item 8 herein are filed as part of this Annual Report on Form 10-K.

     (2) Financial Statement Schedules

     The financial statement schedule included in Part II, Item 8 herein is filed as part of this Annual Report on Form 10-K. All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (3) Exhibits

     The exhibits listed below are hereby filed with the Commission as part of this Annual Report on Form 10-K.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.1       Stock Purchase Agreement dated as of February 24, 1998, by and among the Company, Valence Technology Inc., Thomrose
               Holdings (BVI) Limited, Rayfa (BVI) Limited, Cape Spencer
               International Limited, and Anki (BVI) Limited, previously
               filed with the Commission as Exhibit 2.1 to the Company's
               Current Report on Form 8-K filed with the Commission on
               March 13, 1998 (the "Form 8-K"), which is incorporated
               herein by reference.
     2.2       Stock Purchase Agreement dated as of February 24, 1998, by and between the Company and North 22 Capital Partners 2,
               Inc., previously filed with the Commission as Exhibit 2.2 to the Form 8-K, which is incorporated herein by reference.
     2.3       Asset Purchase Agreement dated as of January 28, 1998,
               between the Company and R.G.A. & Associates, Ltd. d/b/a
               ToteVision and VIP Labs(R) previously filed with the
               Commission as Exhibit 2.3 to the Company's Annual Report on
               Form 10-KSB for the fiscal year ended December 31, 1997
               filed with the Commission on March 31, 1998 (the "1997
               Annual Report"), which is incorporated herein by reference.
     2.4       Asset Purchase Agreement dated as of May 21, 1998 by and
               between Rocktron Corporation and the Company, previously
               filed with the Commission as Exhibit 2.1 to the Company's
               Quarterly Report on Form 10-Q for the period ended June 30,
               1998 (the "June 1998 10-Q"), which is incorporated herein by reference.
     3.1       Certificate of Incorporation of the Company, previously
               filed with the Commission as Exhibit 3.1 to the Company's
               Registration Statement on Form SB-2, specifically included in Amendment No. 1 to such Registration Statement filed with the Commission on July 3, 1996 (File No. 333-4974-LA) (the
               "Registration Statement Amendment No. 1"), which is
               incorporated herein by reference.
     3.2       Bylaws of the Company, previously filed with the Commission as Exhibit 3.1 to the Company's Quarterly Report on Form
               10-Q for the period ended September 30, 1999, filed with the
               Commission on November 12, 1999, which is incorporated
               herein by reference.
MATERIAL CONTRACTS RELATING TO MANAGEMENT
COMPENSATION PLANS OR ARRANGEMENTS
    10.1       Employment Agreement dated July 1, 1996, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.8 to the Registration Statement Amendment No.
               1, which is incorporated herein by reference.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.2       Amendment to Employment Agreement dated as of March 14,
               1997, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.2 to the Company's
               Annual Report on Form 10-KSB for the fiscal year ended
               December 31, 1996, filed with the Commission on March 31,
               1997 (the "1996 Annual Report"), which is incorporated
               herein by reference.
    10.3       Employment Agreement dated July 1, 1996, between the Company and Arnold I. Klayman, previously filed with the Commission as Exhibit 10.10 to the Registration Statement Amendment No.
               1, which is incorporated herein by reference.
    10.4       Amendment to Employment Agreement dated as of March 14,
               1997, between the Company and Arnold I. Klayman, previously filed as Exhibit 10.5 to the 1996 Annual Report, which is
               incorporated herein by reference.
    10.5       Employment Agreement dated July 1, 1996, between the Company and Alan D. Kraemer, previously filed with the Commission as
               Exhibit 10.11 to the Registration Statement Amendment No. 1,
               which is incorporated herein by reference.
    10.6       SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock
               Option and Restricted Purchase Plan -- 1993, as amended and restated, previously filed with the Commission as Exhibit
               10.12 to the Company's Registration Statement on Form SB-2
               filed with the Commission on June 3, 1996 (File No.
               333-4974-LA) (the "Registration Statement"), which is
               incorporated herein by reference.
    10.7       Stock Option Agreement dated January 19, 1994, between the
               Company and Stephen V. Sedmak, as amended, previously filed with the Commission as Exhibit 10.13 to the Registration
               Statement, which is incorporated herein by reference.
    10.8       SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive
               Plan, previously filed with the Commission as Appendix A to the Company's Definitive Proxy Statement dated April 30,
               1998, filed with the Commission on April 30, 1998, which is incorporated herein by reference.
    10.9       SRS Labs, Inc. 1996 Amended and Restated Nonemployee
               Directors Stock Option Plan, previously filed with the
               Commission as Appendix A to the Company's Definitive Proxy
               Statement dated and filed with the Commission on April 29,
               1999, which is incorporated herein by reference.
    10.10      Annual Incentive Bonus Plan, previously filed with the
               Commission as Exhibit 10.18 to the Registration Statement
               Amendment No. 1, which is incorporated herein by reference.
    10.11      SRS Labs, Inc. Supplemental Executive Incentive Bonus Plan,
               previously filed with the Commission as Exhibit 10.14 to the
               1996 Annual Report, which is incorporated herein by
               reference.
    10.12      Form of Indemnification Agreement, previously filed with the
               Commission as Exhibit 10.20 to the Registration Statement
               Amendment No. 1, which is incorporated herein by reference.
    10.13      Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Technology Inc., and Thomas Wah Tong
               Wan, previously filed with the Commission as Exhibit 10.16 to the 1997 Annual Report, which is incorporated herein by reference.
    10.14      Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Semiconductor Design Limited, and Choi
               Yat Ming, previously filed with the Commission as Exhibit
               10.17 to the 1997 Annual Report, which is incorporated
               herein by reference.
    10.15      Employment Agreement dated as of March 2, 1998, by and among the Company, LEC Electronic Components Limited, and Wong Yin
               Bun, previously filed with the Commission as Exhibit 10.18 to the 1997 Annual Report, which is incorporated herein by reference.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.16      Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Thomrose Holdings (BVI) Limited, and
               Thomas Wah Tong Wan, previously filed with the Commission as
               Exhibit 2.5 to the Company's Current Report on Form 8-K
               filed with the Commission on March 13, 1998 (the "Form
               8-K"), which is incorporated herein by reference.
    10.17      Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Cape Spencer International Limited and
               Wong Yin Bun, previously filed with the Commission as
               Exhibit 2.6 to the Form 8-K, which is incorporated herein by reference.
    10.18      Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Rayfa (BVI) Limited and Choi Yat Ming,
               previously filed with the Commission as Exhibit 2.7 to the
               Form 8-K, which is incorporated herein by reference.
    10.19      Employment Agreement dated as of July 1, 1998 by and between the Company and John AuYeung, previously filed with the
               Commission as Exhibit 10.1 to the Company's Quarterly Report
               on Form 10-Q for the period ended September 30, 1998, which is incorporated herein by reference.
    10.20      Severance Agreement, dated February 23, 1999, by and between the Company and Thomas P. Parkinson, previously filed as
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
               for the period ended March 31, 1999, filed with the
               Commission on May 17, 1999, which is incorporated herein by reference.
    10.21      Employment Agreement dated August 27, 1999 by and between
               the Company and James F. Gardner.
OTHER MATERIAL CONTRACTS
    10.22      Shareholders Agreement dated as of January 27, 1994, between the Company and the Shareholders of the Company named
               therein, previously filed with the Commission as Exhibit 9.3 to the Company's Registration Statement on Form SB-2,
               specifically included in Amendment No. 2 to such
               Registration Statement filed with the Commission on August
               2, 1996 (File No. 333-4974-LA) (the "Registration Statement
               Amendment No. 2"), which is incorporated herein by
               reference.
    10.23      Shareholders Agreement II dated as of January 9, 1995,
               between the Company and the Shareholders of the Company
               named therein, previously filed with the Commission as
               Exhibit 9.1 to the Registration Statement, which is
               incorporated herein by reference.
    10.24      Shareholders Agreement III dated as of April 21, 1995,
               between the Company and the Shareholders of the Company
               named therein, previously filed with the Commission as
               Exhibit 9.2 to the Registration Statement, which is
               incorporated herein by reference.
    10.25      Asset Purchase Agreement dated as of June 30, 1993, between the Company and Hughes Aircraft, previously filed with the
               Commission as Exhibit 10.1 to the Registration Statement,
               which is incorporated herein by reference.
    10.26      Stock Purchase Agreement dated as of January 9, 1995,
               between the Company and Packard Bell Electronics, Inc. d/b/a
               Packard Bell Corporation, previously filed with the
               Commission as Exhibit 10.3 to the Registration Statement
               Amendment No. 2, which is incorporated herein by reference.
    10.27      Amended and Restated Stock Option Agreement dated as of
               January 9, 1995, between the Company and Packard Bell
               Electronics, Inc. d/b/a Packard Bell Corporation, previously filed with the Commission as Exhibit 10.4 to the
               Registration Statement, which is incorporated herein by
               reference.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.28      License Agreement dated as of January 9, 1995, between the
               Company and Packard Bell Electronics, Inc. d/b/a Packard
               Bell Corporation, previously filed with the Commission as
               Exhibit 10.5 to the Company's Registration Statement on Form
               SB-2, specifically included in Amendment No. 3 to such
               Registration Statement filed with the Commission on August
               7, 1996 (File No. 333-4974-LA) (the "Registration Statement
               Amendment No. 3"), which is incorporated herein by
               reference.
    10.29      License Agreement dated as of June 27, 1988, between Hughes
               Aircraft and Sony Corporation, as amended and assigned to
               the Company, previously filed with the Commission as Exhibit
               10.6 to the Registration Statement Amendment No. 3, which is incorporated herein by reference.
    10.30      Industrial Real Estate Lease dated May 30, 1997, between the
               Company and Daimler Commerce Partners, L.P., previously
               filed with the Commission as Exhibit 10.1 to the Company's
               Form 10-QSB for the quarterly period ended June 30, 1997,
               filed with the Commission on August 13, 1997, which is
               incorporated herein by reference.
    10.31      Tenancy Agreement dated September 7, 1998, by and between
               Hong Kong Industrial Technology Centre Corporation and
               Valence Semiconductor Design Limited relating to the
               premises located at Unit 413 on the Fourth Floor of the Hong
               Kong Industrial Technology Centre.
    10.32      Tenancy Agreement commencing January 1, 1998, by and between
               Jugada Company Limited and Valence Semiconductor Design
               Limited relating to the premises located at Workshops Nos.
               1, 2, 3, 4, 5, 6, 7 and 8 on the 19th Floor of APEC Plaza,
               No. 49 Hoi Yuen Road, Kwun Tong, Hong Kong, previously filed with the Commission as Exhibit 10.34 to the 1997 Annual
               Report, which is incorporated herein by reference.
    10.33      Stock Divestment Agreement dated July 1, 1996, between the
               Company, Thomas C.K. Yuen, Stephen V. Sedmak and Walter W.
               Cruttenden III, previously filed with the Commission as
               Exhibit 10.17 to the Registration Statement Amendment No. 2,
               which is incorporated herein by reference.
    10.34      Services Agreement dated July 1, 1996, between the Company and Sierra Digital Productions, Inc., previously filed with the Commission as Exhibit 10.19 to the Registration
               Statement Amendment No. 1, which is incorporated herein by reference.
    10.35      Registration Rights Agreement dated as of January 28, 1998, by and between the Company and R.G.A. & Associates, Ltd.,
               d/b/a ToteVision and VIP Labs(R) and William S. Taraday,
               previously filed with the Commission as Exhibit 10.37 to the
               1997 Annual Report, filed with the Commission on March 31,
               1998, which is incorporated herein by reference.
    10.36      Warrant to Purchase 94,000 Shares of Common Stock of the
               Company dated February 26, 1998, held by R.G.A. &
               Associates, Ltd., d/b/a ToteVision and VIP Labs(R),
               previously filed with the Commission as Exhibit 10.38 to the
               1997 Annual Report, which is incorporated herein by
               reference.
    10.37      Warrant to Purchase 2,500 Shares of Common Stock of the
               Company dated February 26, 1998, held by Herbert H. Wax,
               previously filed with the Commission as Exhibit 10.39 to the
               1997 Annual Report, which is incorporated herein by
               reference.
    10.38      Warrant to Purchase 2,500 Shares of Common Stock of the
               Company dated February 26, 1998, held by Steven E. Loyd,
               previously filed with the Commission as Exhibit 10.40 to the
               1997 Annual Report, which is incorporated herein by
               reference.
    10.39      Warrant to Purchase 1,000 Shares of Common Stock of the
               Company dated February 26, 1998, held by the Van Valkenberg
               Furber Law Group, P.L.L.C., previously filed with the
               Commission as Exhibit 10.41 to the 1997 Annual Report, which is incorporated herein by reference.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.40      Registration Rights Agreement dated as of May 21, 1998,
               previously filed with the Commission as Exhibit 10.1 to the
               June 1998 Form 10-Q, which is incorporated herein by
               reference.
    10.41      Credit and Security Agreement dated as of July 6, 1999, by and between the Company and City National Bank.
    10.42      Securities Account Control Agreement dated as of July 6,
               1999, by and among the Company, Investors Bank & Trust
               Company, Salomon Brothers Asset Management Inc. and City
               National Bank.
    10.43      Revolving Credit Note dated July 6, 1999, by the Company in favor of City National Bank.
    21         Subsidiaries.
    23         Consent of Deloitte & Touche LLP dated March 24, 2000
    24         Power of attorney (included on page 60 of the Form 10-K).
    27         Financial Data Schedule.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         SRS LABS, INC., a
Delaware corporation

Date: March 28, 2000                      By:     /s/ THOMAS C.K. YUEN
                                            ------------------------------------
                                                      Thomas C.K. Yuen
                                              Chairman of the Board and Chief
                                                      Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that such person whose signature appears below constitutes and appoints Thomas C.K. Yuen and John AuYeung, and each of them his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                        NAME                                      CAPACITY                   DATE
                        ----                                      --------                   ----
                /s/ THOMAS C.K. YUEN                   Director, Chairman of the Board  March 28, 2000
-----------------------------------------------------    and Chief Executive Officer
                  Thomas C.K. Yuen                      (Principal Executive Officer)

                  /s/ JOHN AUYEUNG                       Director and Executive Vice    March 28, 2000
-----------------------------------------------------    President, Chief Operating
                    John AuYeung                          Officer, Chief Financial
                                                           Officer, Secretary and
                                                       Treasurer (Principal Financial
                                                           and Accounting Officer)

                 /s/ THOMAS W.T. WAN                     Director and Vice President    March 28, 2000
-----------------------------------------------------
                   Thomas W.T. Wan

                /s/ ROBERT PFANNKUCH                              Director              March 28, 2000
-----------------------------------------------------
                  Robert Pfannkuch

                /s/ STEPHEN V. SEDMAK                             Director              March 28, 2000
-----------------------------------------------------
                  Stephen V. Sedmak

              /s/ JEFFREY I. SCHEINROCK                           Director              March 28, 2000
-----------------------------------------------------
                Jeffrey I. Scheinrock

                     /s/ JOHN TU                                  Director              March 28, 1999
-----------------------------------------------------
                       John Tu

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
       2.1     Stock Purchase Agreement dated as of February 24, 1998, by and among the Company, Valence Technology Inc., Thomrose
               Holdings (BVI) Limited, Rayfa (BVI) Limited, Cape Spencer
               International Limited, and Anki (BVI) Limited, previously
               filed with the Commission as Exhibit 2.1 to the Company's
               Current Report on Form 8-K filed with the Commission on
               March 13, 1998 (the "Form 8-K"), which is incorporated
               herein by reference.
       2.2     Stock Purchase Agreement dated as of February 24, 1998, by and between the Company and North 22 Capital Partners 2,
               Inc., previously filed with the Commission as Exhibit 2.2 to the Form 8-K, which is incorporated herein by reference.
       2.3     Asset Purchase Agreement dated as of January 28, 1998,
               between the Company and R.G.A. & Associates, Ltd. d/b/a
               ToteVision and VIP Labs(R) previously filed with the
               Commission as Exhibit 2.3 to the Company's Annual Report on
               Form 10-KSB for the fiscal year ended December 31, 1997
               filed with the Commission on March 31, 1998 (the "1997
               Annual Report"), which is incorporated herein by reference.
       2.4     Asset Purchase Agreement dated as of May 21, 1998 by and
               between Rocktron Corporation and the Company, previously
               filed with the Commission as Exhibit 2.1 to the Company's
               Quarterly Report on Form 10-Q for the period ended June 30,
               1998 (the "June 1998 10-Q"), which is incorporated herein by reference.
       3.1     Certificate of Incorporation of the Company, previously
               filed with the Commission as Exhibit 3.1 to the Company's
               Registration Statement on Form SB-2, specifically included in Amendment No. 1 to such Registration Statement filed with the Commission on July 3, 1996 (File No. 333-4974-LA) (the
               "Registration Statement Amendment No. 1"), which is
               incorporated herein by reference.
       3.2     Bylaws of the Company, previously filed with the Commission as Exhibit 3.1 to the Company's Quarterly Report on Form
               10-Q for the period ended September 30, 1999, filed with the
               Commission on November 12, 1999, which is incorporated
               herein by reference.
MATERIAL CONTRACTS RELATING TO MANAGEMENT
COMPENSATION PLANS OR ARRANGEMENTS
      10.1     Employment Agreement dated July 1, 1996, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.8 to the Registration Statement Amendment No.
               1, which is incorporated herein by reference.
      10.2     Amendment to Employment Agreement dated as of March 14,
               1997, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.2 to the Company's
               Annual Report on Form 10-KSB for the fiscal year ended
               December 31, 1996, filed with the Commission on March 31,
               1997 (the "1996 Annual Report"), which is incorporated
               herein by reference.
      10.3     Employment Agreement dated July 1, 1996, between the Company and Arnold I. Klayman, previously filed with the Commission as Exhibit 10.10 to the Registration Statement Amendment No.
               1, which is incorporated herein by reference.
      10.4     Amendment to Employment Agreement dated as of March 14,
               1997, between the Company and Arnold I. Klayman, previously filed as Exhibit 10.5 to the 1996 Annual Report, which is
               incorporated herein by reference.
      10.5     Employment Agreement dated July 1, 1996, between the Company and Alan D. Kraemer, previously filed with the Commission as
               Exhibit 10.11 to the Registration Statement Amendment No. 1,
               which is incorporated herein by reference.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      10.6     SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock
               Option and Restricted Purchase Plan -- 1993, as amended and restated, previously filed with the Commission as Exhibit
               10.12 to the Company's Registration Statement on Form SB-2
               filed with the Commission on June 3, 1996 (File No.
               333-4974-LA) (the "Registration Statement"), which is
               incorporated herein by reference.
      10.7     Stock Option Agreement dated January 19, 1994, between the
               Company and Stephen V. Sedmak, as amended, previously filed with the Commission as Exhibit 10.13 to the Registration
               Statement, which is incorporated herein by reference.
      10.8     SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive
               Plan, previously filed with the Commission as Appendix A to the Company's Definitive Proxy Statement dated April 30,
               1998, filed with the Commission on April 30, 1998, which is incorporated herein by reference.
      10.9     SRS Labs, Inc. 1996 Amended and Restated Nonemployee
               Directors Stock Option Plan, previously filed with the
               Commission as Appendix A to the Company's Definitive Proxy
               Statement dated and filed with the Commission on April 29,
               1999, which is incorporated herein by reference.
      10.10    Annual Incentive Bonus Plan, previously filed with the
               Commission as Exhibit 10.18 to the Registration Statement
               Amendment No. 1, which is incorporated herein by reference.
      10.11    SRS Labs, Inc. Supplemental Executive Incentive Bonus Plan,
               previously filed with the Commission as Exhibit 10.14 to the
               1996 Annual Report, which is incorporated herein by
               reference.
      10.12    Form of Indemnification Agreement, previously filed with the
               Commission as Exhibit 10.20 to the Registration Statement
               Amendment No. 1, which is incorporated herein by reference.
      10.13    Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Technology Inc., and Thomas Wah Tong
               Wan, previously filed with the Commission as Exhibit 10.16 to the 1997 Annual Report, which is incorporated herein by reference.
      10.14    Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Semiconductor Design Limited, and Choi
               Yat Ming, previously filed with the Commission as Exhibit
               10.17 to the 1997 Annual Report, which is incorporated
               herein by reference.
      10.15    Employment Agreement dated as of March 2, 1998, by and among the Company, LEC Electronic Components Limited, and Wong Yin
               Bun, previously filed with the Commission as Exhibit 10.18 to the 1997 Annual Report, which is incorporated herein by reference.
      10.16    Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Thomrose Holdings (BVI) Limited, and
               Thomas Wah Tong Wan, previously filed with the Commission as
               Exhibit 2.5 to the Company's Current Report on Form 8-K
               filed with the Commission on March 13, 1998 (the "Form
               8-K"), which is incorporated herein by reference.
      10.17    Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Cape Spencer International Limited and
               Wong Yin Bun, previously filed with the Commission as
               Exhibit 2.6 to the Form 8-K, which is incorporated herein by reference.
      10.18    Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Rayfa (BVI) Limited and Choi Yat Ming,
               previously filed with the Commission as Exhibit 2.7 to the
               Form 8-K, which is incorporated herein by reference.
      10.19    Employment Agreement dated as of July 1, 1998 by and between the Company and John AuYeung, previously filed with the
               Commission as Exhibit 10.1 to the Company's Quarterly Report
               on Form 10-Q for the period ended September 30, 1998, which is incorporated herein by reference.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      10.20    Severance Agreement, dated February 23, 1999, by and between the Company and Thomas P. Parkinson, previously filed as
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
               for the period ended March 31, 1999, filed with the
               Commission on May 17, 1999, which is incorporated herein by reference.
      10.21    Employment Agreement dated August 27, 1999 by and between
               the Company and James F. Gardner.
OTHER MATERIAL CONTRACTS
      10.22    Shareholders Agreement dated as of January 27, 1994, between the Company and the Shareholders of the Company named
               therein, previously filed with the Commission as Exhibit 9.3 to the Company's Registration Statement on Form SB-2,
               specifically included in Amendment No. 2 to such
               Registration Statement filed with the Commission on August
               2, 1996 (File No. 333-4974-LA) (the "Registration Statement
               Amendment No. 2"), which is incorporated herein by
               reference.
      10.23    Shareholders Agreement II dated as of January 9, 1995,
               between the Company and the Shareholders of the Company
               named therein, previously filed with the Commission as
               Exhibit 9.1 to the Registration Statement, which is
               incorporated herein by reference.
      10.24    Shareholders Agreement III dated as of April 21, 1995,
               between the Company and the Shareholders of the Company
               named therein, previously filed with the Commission as
               Exhibit 9.2 to the Registration Statement, which is
               incorporated herein by reference.
      10.25    Asset Purchase Agreement dated as of June 30, 1993, between the Company and Hughes Aircraft, previously filed with the
               Commission as Exhibit 10.1 to the Registration Statement,
               which is incorporated herein by reference.
      10.26    Stock Purchase Agreement dated as of January 9, 1995,
               between the Company and Packard Bell Electronics, Inc. d/b/a
               Packard Bell Corporation, previously filed with the
               Commission as Exhibit 10.3 to the Registration Statement
               Amendment No. 2, which is incorporated herein by reference.
      10.27    Amended and Restated Stock Option Agreement dated as of
               January 9, 1995, between the Company and Packard Bell
               Electronics, Inc. d/b/a Packard Bell Corporation, previously filed with the Commission as Exhibit 10.4 to the
               Registration Statement, which is incorporated herein by
               reference.
      10.28    License Agreement dated as of January 9, 1995, between the
               Company and Packard Bell Electronics, Inc. d/b/a Packard
               Bell Corporation, previously filed with the Commission as
               Exhibit 10.5 to the Company's Registration Statement on Form
               SB-2, specifically included in Amendment No. 3 to such
               Registration Statement filed with the Commission on August
               7, 1996 (File No. 333-4974-LA) (the "Registration Statement
               Amendment No. 3"), which is incorporated herein by
               reference.
      10.29    License Agreement dated as of June 27, 1988, between Hughes
               Aircraft and Sony Corporation, as amended and assigned to
               the Company, previously filed with the Commission as Exhibit
               10.6 to the Registration Statement Amendment No. 3, which is incorporated herein by reference.
      10.30    Industrial Real Estate Lease dated May 30, 1997, between the
               Company and Daimler Commerce Partners, L.P., previously
               filed with the Commission as Exhibit 10.1 to the Company's
               Form 10-QSB for the quarterly period ended June 30, 1997,
               filed with the Commission on August 13, 1997, which is
               incorporated herein by reference.
      10.31    Tenancy Agreement dated September 7, 1998, by and between
               Hong Kong Industrial Technology Centre Corporation and
               Valence Semiconductor Design Limited relating to the
               premises located at Unit 413 on the Fourth Floor of the Hong
               Kong Industrial Technology Centre.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      10.32    Tenancy Agreement commencing January 1, 1998, by and between
               Jugada Company Limited and Valence Semiconductor Design
               Limited relating to the premises located at Workshops Nos.
               1, 2, 3, 4, 5, 6, 7 and 8 on the 19th Floor of APEC Plaza,
               No. 49 Hoi Yuen Road, Kwun Tong, Hong Kong, previously filed with the Commission as Exhibit 10.34 to the 1997 Annual
               Report, which is incorporated herein by reference.
      10.33    Stock Divestment Agreement dated July 1, 1996, between the
               Company, Thomas C.K. Yuen, Stephen V. Sedmak and Walter W.
               Cruttenden III, previously filed with the Commission as
               Exhibit 10.17 to the Registration Statement Amendment No. 2,
               which is incorporated herein by reference.
      10.34    Services Agreement dated July 1, 1996, between the Company and Sierra Digital Productions, Inc., previously filed with the Commission as Exhibit 10.19 to the Registration
               Statement Amendment No. 1, which is incorporated herein by reference.
      10.35    Registration Rights Agreement dated as of January 28, 1998, by and between the Company and R.G.A. & Associates, Ltd.,
               d/b/a ToteVision and VIP Labs(R) and William S. Taraday,
               previously filed with the Commission as Exhibit 10.37 to the
               1997 Annual Report, filed with the Commission on March 31,
               1998, which is incorporated herein by reference.
      10.36    Warrant to Purchase 94,000 Shares of Common Stock of the
               Company dated February 26, 1998, held by R.G.A. &
               Associates, Ltd., d/b/a ToteVision and VIP Labs(R),
               previously filed with the Commission as Exhibit 10.38 to the
               1997 Annual Report, which is incorporated herein by
               reference.
      10.37    Warrant to Purchase 2,500 Shares of Common Stock of the
               Company dated February 26, 1998, held by Herbert H. Wax,
               previously filed with the Commission as Exhibit 10.39 to the
               1997 Annual Report, which is incorporated herein by
               reference.
      10.38    Warrant to Purchase 2,500 Shares of Common Stock of the
               Company dated February 26, 1998, held by Steven E. Loyd,
               previously filed with the Commission as Exhibit 10.40 to the
               1997 Annual Report, which is incorporated herein by
               reference.
      10.39    Warrant to Purchase 1,000 Shares of Common Stock of the
               Company dated February 26, 1998, held by the Van Valkenberg
               Furber Law Group, P.L.L.C., previously filed with the
               Commission as Exhibit 10.41 to the 1997 Annual Report, which is incorporated herein by reference.
      10.40    Registration Rights Agreement dated as of May 21, 1998,
               previously filed with the Commission as Exhibit 10.1 to the
               June 1998 Form 10-Q, which is incorporated herein by
               reference.
      10.41    Credit and Security Agreement dated as of July 6, 1999, by and between the Company and City National Bank.
      10.42    Securities Account Control Agreement dated as of July 6,
               1999, by and among the Company, Investors Bank & Trust
               Company, Salomon Brothers Asset Management Inc. and City
               National Bank.
      10.43    Revolving Credit Note dated July 6, 1999, by the Company in favor of City National Bank.
      21       Subsidiaries.
      23       Consent of Deloitte & Touche LLP dated March 24, 2000
      24       Power of attorney (included on page 60 of the Form 10-K).
      27       Financial Data Schedule.