Form 10-Q
period 2000-03-31
SRS LABS INC
filed 2000-05-15
CIK 1016470

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                ----------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                         Commission File Number 0-21123

                                 SRS LABS, INC.
             (Exact name of registrant as specified in its charter)

                                ----------------


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

                                ----------------

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of May 5, 2000, 12,564,273 shares of the issuer's common stock, par value $.001 per share, were outstanding.

================================================================================

                                 SRS LABS, INC.

                                    Form 10-Q
                       For the Period Ended March 31, 2000

                                      Index

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements.                                             3

             Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
               and December 31, 1999                                           3

             Consolidated Statements of Operations for the three months
               ended March 31, 2000 and 1999 (Unaudited)                       4

             Consolidated Statements of Comprehensive Loss for the three
               months ended March 31, 2000 and 1999 (Unaudited)                5


             Consolidated Statements of Cash Flows for the three months
               ended March 31, 2000 and 1999 (Unaudited)                       6

             Notes to the Interim Consolidated Financial Statements
               (Unaudited)                                                     8

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                     11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.      18

PART II - OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds.                       19

     Item 6. Exhibits and Reports on Form 8-K.                                20

SIGNATURES                                                                    21


                           FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management's current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed in Part I, Item 2, Management Discussion and Analysis of Financial Condition and Results of Operation - Factors That May Affect Future Results", herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 SRS LABS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31,         DECEMBER 31,
                                                              2000                1999
                                                          ------------        ------------
                                                          (UNAUDITED)
                           ASSETS
CURRENT ASSETS
    Cash and cash equivalents                             $ 21,086,022        $ 15,969,678
    Investments available for sale                           3,221,617           3,011,250
    Accounts receivable, net                                 2,434,338           2,495,157
    Inventories, net                                         2,446,185           2,726,193
    Prepaid expenses and other current assets                1,101,393             729,881
    Deferred income taxes                                       81,467              81,467
                                                          ------------        ------------

         TOTAL CURRENT ASSETS                               30,371,022          25,013,626

  Investments available for sale                             4,593,045           6,331,483
  Furniture, fixtures & equipment, net                       1,220,296           1,166,757
  Intangible assets, net                                     5,135,670           5,425,273
  Deferred income taxes                                        740,889             740,889
  Other assets                                                 422,493             422,493
                                                          ------------        ------------

         TOTAL ASSETS                                     $ 42,483,415        $ 39,100,521
                                                          ============        ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                      $  2,290,615        $  2,882,686
    Accrued liabilities                                      1,324,215           1,658,964
    Line of credit                                           8,000,000           8,000,000
    Income taxes payable                                     1,431,425           1,518,548
                                                          ------------        ------------

         TOTAL CURRENT LIABILITIES                          13,046,255          14,060,198

STOCKHOLDERS' EQUITY

    Preferred stock - $.001 par value;
     2,000,000 shares authorized; no shares
     issued and outstanding                                         --                  --
    Common stock - $.001 par value;
     56,000,000 shares authorized; 12,398,107
     and 11,890,691 shares issued; and
     12,327,007 and 11,819,591 shares outstanding
     at March 31, 2000 and December 31, 1999,
     respectively                                               12,399              11,891
    Additional paid-in capital                              49,034,525          40,312,336
    Deferred stock option compensation                         292,431             264,557
    Cumulative other comprehensive income                       10,642              23,330
    Retained deficit                                       (19,649,556)        (15,308,510)
    Less treasury stock at cost, 71,100 shares
     at March 31, 2000 and December 31, 1999                  (263,281)           (263,281)
                                                          ------------        ------------

         TOTAL STOCKHOLDERS' EQUITY                         29,437,160          25,040,323
                                                          ------------        ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 42,483,415        $ 39,100,521
                                                          ============        ============

     See accompanying notes to the interim consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                               --------------------------------
                                                   2000                1999
                                               ------------        ------------
REVENUES
Chip and licensing revenue                     $  2,879,079        $  3,581,158
Product and component sales                       4,311,473           4,073,412
                                               ------------        ------------
   TOTAL REVENUES                                 7,190,552           7,654,570
COST OF SALES                                     4,848,701           5,093,785
                                               ------------        ------------
GROSS MARGIN                                      2,341,851           2,560,785

Sales and marketing                               1,284,734           1,284,332
Research and development                            939,189           1,089,906
General and administrative                        1,418,587           2,121,559
Non-cash stock issuance cost                      3,111,859                  --
                                               ------------        ------------
LOSS FROM OPERATIONS                             (4,412,518)         (1,935,012)

OTHER INCOME, NET                                   209,564             127,978
                                               ------------        ------------
LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT         (4,202,954)         (1,807,034)
INCOME TAX (EXPENSE) BENEFIT                       (138,093)            309,924
                                               ------------        ------------
NET LOSS                                       $ (4,341,047)       $ (1,497,110)
                                               ============        ============

NET LOSS PER COMMON SHARE
   Basic                                       $      (0.36)       $      (0.13)
                                               ============        ============
   Diluted                                     $      (0.36)       $      (0.13)
                                               ============        ============

WEIGHTED AVERAGE SHARES USED IN THE
CALCULATION OF NET LOSS PER COMMON SHARE
   Basic                                         11,982,392          11,681,419
                                               ============        ============
   Diluted                                       11,982,392          11,681,419
                                               ============        ============


    See accompanying notes to the interim consolidated financial statements

                                 SRS LABS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                  ------------------------------
                                                     2000               1999
                                                  -----------        -----------
Net loss                                          $(4,341,047)       $(1,497,110)
Other comprehensive income (loss)
    Foreign currency translation                       (1,544)                --
   Unrealized loss on investments available
   for sale, net of tax                               (11,144)            (7,916)
                                                  -----------        -----------
Comprehensive loss                                $(4,353,735)       $(1,505,026)
                                                  ===========        ===========


    See accompanying notes to the interim consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                        --------------------------------
                                                                            2000                1999
                                                                        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $ (4,341,047)       $ (1,497,110)
Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash stock issuance cost                                          3,111,859                  --
     Depreciation and amortization                                           558,498             499,913
     Other                                                                    (1,210)                 --
     Amortization of premium on investments available for sale                 9,185              14,171
     Increase in deferred stock option compensation                           27,874              90,561
     Changes in operating assets and liabilities:
         Accounts receivable                                                  60,819           2,305,349
         Inventories                                                         280,008            (988,193)
         Prepaid expenses and other current assets                          (371,512)           (219,882)
         Accounts payable                                                   (592,071)         (2,714,869)
         Accrued liabilities                                                (334,749)          1,463,578
         Income taxes payable                                                (79,379)            (83,171)
                                                                        ------------        ------------
     Net cash used in operating activities                                (1,671,725)         (1,129,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment                               (202,769)            (28,425)
Proceeds from sale of investments available for sale                       1,500,000                  --
Expenditures related to patents and intangible assets                       (120,000)             (8,496)
                                                                        ------------        ------------
     Net cash provided by (used in) investing activities                   1,177,231             (36,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock                                         5,000,291                  --
Purchase of treasury stock                                                        --             (52,500)
Proceeds from exercise of stock options                                      610,547              37,471
                                                                        ------------        ------------
     Net cash provided by (used in) financing activities                   5,610,838             (15,029)
                                                                        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       5,116,344          (1,181,603)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            15,969,678          12,341,242
                                                                        ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 21,086,022        $ 11,159,639
                                                                        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                           $    140,695        $    112,307
     Income taxes                                                       $    177,191        $         --

    See accompanying notes to the interim consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        --------------------
                                                          2000        1999
                                                        --------     -------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
   Unrealized loss on investments, net                  $(11,144)    $(7,916)

In January 1999, the Company received certain computer equipment and a fully paid-up license for MPEG-1 Technology Core from DVS Inc. in payment for $300,000 of license fees due to the Company for the use of its technologies.

    See accompanying notes to the interim consolidated financial statements

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. GENERAL/BASIS OF PRESENTATION

     SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

     o Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world; and

     o Through its subsidiary, ValenceTech Limited and its foreign subsidiaries (collectively "Valence"), designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and electronics products for the OEM and retail communities within the Company's targeted markets.

     The accompanying interim consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of December 31, 1999) in conformity with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain accounts as previously reported have been reclassified to conform to the current period presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. INVESTMENTS AVAILABLE FOR SALE

     The Company has classified its investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As of March 31, 2000, the Company's available-for-sale investments had a cost of $7,785,825 and an estimated fair value of $7,814,662, based on quoted market prices. The unrealized gains on these investments of $28,837 net of income taxes of $11,824, are reported as a separate component of stockholders' equity.

3. INVENTORIES

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

4. NET LOSS PER COMMON SHARE

     The Company computes earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 requires the Company to disclose basic and diluted earnings per share.

5. CONTINGENCIES

     The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. STOCKHOLDERS' EQUITY

     During Fiscal 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock. As of March 31, 2000, 71,100 shares had been repurchased at a cost of $263,281. Such repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

     In March 2000, the Company entered into a technology and marketing alliance with Microsoft Corporation ("Microsoft"). In conjunction with this transaction, Microsoft purchased 290,529 shares of the Company's common stock for $17.21 per share or $5,000,000 in the aggregate. The difference between the purchase price and the fair value of the common stock on the date of purchase, totaling approximately $555,000, was recorded as non-cash stock issuance cost by the Company during the quarter ended March 31, 2000. The Company also granted Microsoft warrants to purchase up to 200,000 shares of common stock of the Company and the Company's wholly-owned subsidiary, SRSWOWcast.com, Inc., granted a warrant to purchase up to 1,250,000 shares of its common stock. The fair value of these warrants, aggregating approximately $2,555,000, has been recorded as non-cash stock issuance cost by the Company during the quarter ended March 31, 2000.

7. SEGMENT INFORMATION

     The Company operates in two business segments: (a) the development and marketing of technology either in the form of integrated circuits through Valence (ASICs) or the licensing of technologies developed by the Company to original equipment manufacturers and semiconductor manufacturers and (b) the sale of consumer electronic products and components. The Company does not allocate operating expenses or specific assets to these segments. Therefore, segment information includes only net revenues, cost of sales and gross margin.

                         THREE MONTHS ENDED MARCH 31, 2000
                    --------------------------------------------
                    CHIPS AND        PRODUCT AND
                    LICENSING      COMPONENT SALES      TOTAL
                    ----------     ---------------    ----------
Net revenues        $2,879,079       $4,311,473       $7,190,552
Cost of sales          883,000        3,965,701        4,848,701
                    ----------       ----------       ----------
Gross margin        $1,996,079       $  345,772       $2,341,851
                    ==========       ==========       ==========

                         THREE MONTHS ENDED MARCH 31, 2000
                    --------------------------------------------
                    CHIPS AND        PRODUCT AND
                    LICENSING      COMPONENT SALES      TOTAL
                    ----------     ---------------    ----------
Net revenues        $3,581,158       $4,073,412       $7,654,570
Cost of sales        1,064,716        4,029,069        5,093,785
                    ----------       ----------       ----------
Gross margin        $2,516,442       $   44,343       $2,560,785
                    ==========       ==========       ==========

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.  SUBSEQUENT EVENTS

     On March 3, 2000, ValenceTech Limited (the successor entity to Valence Technology Inc. for purposes of listing common shares on the Growth Enterprise Market of the Hong Kong Stock Exchange (the "GEM)) filed an application to list its common shares on the GEM in connection with an initial public offering. The Company estimates that the completion of the offering will occur during the second quarter of Fiscal 2000. As contemplated in the offering documents, approximately one-third of the net proceeds of the offering is earmarked to be repatriated to the Company. The amount of such repatriation is currently not determinable. In April 2000, in connection with the capitalization of ValenceTech Limited, the Company paid approximately $428,000 for 100% of the common stock of ValenceTech Limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

     o Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world; and

     o Through its subsidiary, ValenceTech Limited and its foreign subsidiaries (collectively, "Valence"), designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMS; and designing, distributing and manufacturing components, sub-assemblies and finished goods for the OEM and retail communities within the Company's targeted markets.

     The Company was formed in 1993 by purchasing all rights and assets of various audio and speaker technologies from the Hughes Aircraft Company. The Company successfully completed its initial public offering in August 1996, raising approximately $22 million. From the Company's inception in 1993 until February 1998, the Company derived substantially all of its revenues from audio technology licensing activities for the consumer electronics, computer and game markets. The primary technologies that contributed to revenue were SRS(R) (Sound Retrieval System(R)) ("SRS"), which produces a 3D sound-enhanced stereo image from any mono or stereo source, and TruSurroundTM, a "virtual" audio technology which processes multi-channel surround sound through any standard pair of stereo speakers.

     On March 2, 1998, the Company acquired 100% of the outstanding stock of Valence Technology Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and China. This acquisition significantly expanded the Company's business activities from the original licensing model to include the design, manufacture and marketing of chips, components and products.

     In addition to the acquisition of Valence Technology, Inc. during the fiscal year ended December 31, 1998 ("Fiscal 1998"), the Company acquired two additional technologies. In the first quarter of Fiscal 1998, the Company acquired certain rights to Voice Intelligibility Processor ("VIP"), a patented voice processing technology that improves the intelligibility of the spoken voice, especially in high ambient noise environments and, in the following quarter, acquired certain rights to Circle Surround, a patented audio delivery system that allows multi-channel surround sound to be encoded into a two-channel stereo format and allows an encoded two-channel audio source to be decoded into a multi-channel surround format.

     During the fiscal year ended December 31, 1999 ("Fiscal 1999"), the Company re-engineered its business model and operational structure. Valence Technology, Inc., while continuing to expand its ASICs business, exited certain of the lower margin distribution product lines and directed more of its resources to develop and market solutions that integrate the SRS technologies. In addition, the Company began to explore the feasibility of selling a minority interest in Valence Technology Inc. to the public in Asia by listing such shares on a foreign exchange. This strategy materialized when ValenceTech Limited, the ultimate successor corporation to Valence Technology Inc. ("ValenceTech"), filed an application to list on the Growth Enterprise Market of the Hong Kong Stock Exchange on March 3, 2000. The Company anticipates retaining 75% ownership of ValenceTech Limited upon completion of an initial public offering in Asia targeted for the second quarter of the fiscal year ended December 31, 2000. In connection with the capitalization of ValenceTech, in April 2000, the Company paid approximately $428,000 for 100% of the common stock of ValenceTech.

     With respect to its licensing business, the Company changed its focus from entering into technology licenses with PC chip manufacturers to developing a new business model which focuses on Internet radio. This new focus resulted in the Company launching the WOWThing product family and establishing a new wholly-owned subsidiary, SRSWOWcast.com, Inc., to be the platform to launch this business. In March 2000, Microsoft Corporation ("Microsoft") and the Company entered into a strategic alliance whereby Microsoft and the Company entered into a License Agreement relating to the Company's WOW Technology. The License Agreement will facilitate the incorporation of the WOW Technology into the Windows 2000 Media Player and provide a click-through hyper-link on the interface of the Windows Media Player to the SRSWOWcast.com website. In addition, Microsoft made an equity investment into the Company and was granted a warrant to purchase additional shares of the Company's common stock as well as a warrant to purchase shares of common stock in SRSWOWcast.com, Inc.

     The Company's technologies also were implemented in new consumer products in Fiscal 1999. Among the most notable implementations included the Kenwood receiver (CircleSurround), the Sony Walkman (SRS Headphones), Philips (TruSurround) and Sony (SRS Headphone) DVD players, as well as Hitachi TVs (Focus). In addition to these new implementations, the Company entered into new licenses with key industry manufacturers including Loewe, ST Microelectronics and TCE in Europe; Yamaha and Marantz in Japan; Konka and TCL in China; Samsung and LG in Korea and Cirrus Logic, Lucent and Peavey in the United States.

     SRS currently operates in two business segments: (a) the development and marketing of technology in the forms of integrated circuits design and distributed through Valence and the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers, and (b) the sale of consumer electronic products and components. A summary of the Company's operations and activities by business segment and geographic area is included in the accompanying notes to the interim consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared To Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

Revenues

     Chip and licensing revenue consists of design fees and sales of custom application specific integrated circuits (ASICs) by Valence to OEM manufacturers and sales of general purpose integrated circuits ("IC"s) designed by the Company under the brand name ASP Microelectronics. Licensing revenues are royalties generated primarily from the license of the Company's audio technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Product and component sales primarily represent (a) the manufacture and sale of Valence's own branded product line of VCD players, amplifiers, and game products and (b) the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and China markets.

     Total revenues for the three months ended March 31, 2000 were $7,190,552 compared to $7,654,570 for the three months ended March 31, 1999, a decrease of $464,018. This minor decrease in revenues is due primarily to the timing of ASIC orders placed by one of the Company's larger customers.

Gross Margin

     Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage decreased slightly from 33.5% for the quarter ended March 31, 1999, to 32.6% for the same period in 2000. The decrease is attributable primarily to efforts by Valence to clear older technologies from its inventories through aggressive pricing, and due to higher ASIC fabrication costs. The higher ASIC fabrication costs are attributable to higher worldwide demand for semiconductors, and limited fabrication capacity.

Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries and sales consultants' fees and related expenses, sales commissions and product promotion. Sales and marketing expenses were $1,284,734 for the three months ended March 31, 2000 compared to $1,284,332 for the same prior year period. Sales and marketing expenses increased slightly from 16.7% of revenues for the quarter ended March 31, 1999 to 17.9% for the same period this year. Sales and marketing expenses may increase in the future as a result of anticipated spending associated with the launch and promotional activities of its wholly-owned subsidiary, SRSWOWcast.com, Inc.

Research and Development

     Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $939,189 for the three months ended March 31, 2000 compared to $1,089,906 for the same prior year period, a decrease of 13.8%. Research and development costs decreased slightly from 14.2% of revenues for the quarter ended March 31, 1999, to 13.0% of revenue for the same period this year. Research and development expenses may increase in the future as a result of ongoing product development efforts.

General and Administrative

     General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. General and administrative expenses were $1,418,587 for the three months ended March 31, 2000 compared to $2,121,559 for the same prior year period, a decrease of 33%. The decrease was primarily attributable to lower employee related expenses, bad debt expense, and lower legal and professional fees. As a percentage of total revenues, general and administrative expenses decreased from 27.7% for the quarter ended March 31, 1999, to 19.7% for the same period this year. As part of the acquisition of Valence Technology Inc., the Company allocated a portion of the purchase price to various intangible assets totaling approximately $5,910,400. This amount was capitalized and is being amortized on a straight line basis over periods ranging from three to eleven years with the related amortization expense of $332,796 and $322,796 for the quarters ended March 31, 2000 and March 31, 1999, respectively, and is included in general and administrative expenses.

Non-cash Stock Issuance Costs

     In March 2000, the Company entered into a technology and marketing alliance with Microsoft Corporation. In conjunction with this transaction, Microsoft purchased shares of common stock of the Company and was issued warrants to purchase additional shares of the Company and its subsidiary. As a result of the transaction, the Company recognized one-time, non-cash charges totaling $3,111,859. See Note 6 of the Notes to the Interim Consolidated Financial Statements for more information concerning the Microsoft transaction.

Other Income, Net

     Net other income consists primarily of interest income, interest expense and foreign currency transaction gains and losses. Net other income was $209,564 for the three months ended March 31, 2000 compared to $127,978 for the same prior year period, an increase of 63.7%. The increase is primarily due to higher interest income which is attributable to higher average cash and investment balances during the current year quarter.

Provision for Income Taxes

     The income tax expense for the three months ended March 31, 2000 was $138,093 compared to a tax benefit of $309,906 for the same prior year period. Commencing in the fiscal year ending December 31, 2000, the Company recorded a tax provision at statutory tax rates in the Asian countries where Valence has its principal business operations. In Fiscal 1999, the Company recognized tax benefits related to domestic operations in connection with federal refundable taxes which could be recovered through a net operating loss carryback.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity at March 31, 2000 consisted of cash, cash equivalents and investments aggregating $28,900,684, as well as borrowings available under its credit facilities. At December 31, 1999, the Company had cash, cash equivalents and long-term investments of $25,312,411. In March 2000, the Company sold shares of its common stock to Microsoft Corporation, for aggregate cash proceeds of $5,000,000. See Note 6 to the Interim Consolidated Financial Statements.

     The Company's operating activities utilized $1,671,725 in cash for the three months ended March 31, 2000, and $1,129,653 for the three months ended March 31, 1999. The use of cash in operations was primarily due to the Company' s loss from operations for the quarter, after adjustment for non-cash charges related to the Microsoft transaction. The net increase in cash and cash equivalents of $5,116,344 for the quarter is attributable primarily to proceeds from sale of long-term investments, proceeds from stock option exercises and proceeds from the sale of common stock to Microsoft.

     In March, 1998, the Company obtained a revolving line of credit (and letter of credit facility) with a bank which expires on April 1, 2001 and is secured by certain of the Company's cash, cash equivalents and investments. As of March 31, 2000, approximately $1.4 million in cash and cash equivalents and $7.8 million in investments were pledged as collateral for the line of credit. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate or LIBOR plus 0.75%. As of March 31, 2000, the Company had $8.0 million outstanding under the line of credit and was contingently liable for $1.0 million under an irrevocable letter of credit which expires July 31, 2000. The collateral requirements under the above referenced credit facility may have the effect of restricting the amounts of cash available to pay dividends.

     In November 1999, Valence obtained a credit facility with a bank that provides for borrowings aggregating approximately $5,000,000. The facility has no fixed expiration date and is collateralized by certain of Valence's assets on deposit with the bank. The facility provides for a variety of import/export trade instruments which bear interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility also provides for a revolving line of credit of up to $3,500,000 which bears interest at 1.25% over the related collateral deposit interest rate. At March 31, 2000, there were no obligations outstanding under this credit facility.

     The Company anticipates that its primary uses of working capital in future periods will be to acquire new technologies and to fund increased costs for additional sales and engineering headcount and marketing activities associated with the introduction of new technologies and products into the market.

     Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investments and/or available borrowings under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's cash requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Subsequent Events

     On March 3, 2000, ValenceTech Limited (the successor entity to Valence Technology Inc. for purposes of listing common shares on the Growth Enterprise Market of the Hong Kong Stock Exchange (the "GEM)) filed an application to list its common shares on the GEM in connection with an initial public offering. The Company estimates that the completion of the offering will occur during the second quarter of Fiscal 2000. As contemplated in the offering documents, approximately one-third of the net proceeds of the offering is earmarked to be repatriated to the Company. The amount of such repatriation is currently not determinable. In connection with the capitalization of ValenceTech in April 2000, the Company paid approximately $428,000 for 100% of the common stock of ValenceTech Limited.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Quarterly Fluctuations

     The Company's operating results may fluctuate from those in prior quarters and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company's licensees incorporate the Company's technologies into their products; the timing of orders from and the shipments to major customers; the timing of new product introductions by the Company; the gain or loss of significant customers; competitive pressures on selling prices; the market acceptance of new or enhanced versions of the Company's technologies; the rate that the Company's semiconductor licensees manufacture and distribute chips to product manufacturers; and fluctuations in general economic conditions, particularly those affecting the consumer electronics market. Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in the market has impacted the Company's revenues and net income. In particular, the Company believes that there is seasonality relating to the Christmas season, generally, and the Chinese New Year within the Asia region, which fall into the fourth and first quarters, respectively. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Valence's Business

     The Company derives a significant amount of its revenue from Valence's ASIC and component distribution business. Valence's engineering team focuses on the design of custom ASIC to meet specific customers' requirements and outsources the production of the design to mask houses, foundaries and packaging houses located primarily in Asia. The operations of Valence could be affected by a variety of factors, including the timing of customer orders, the timing of development revenue, changes in the mix of products distributed and the mix of distribution channels employed, the emergence of new industry standards, product obsolescence and changes in pricing policies by the Company, its competitors or its suppliers.

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

Product Business

    In Fiscal 1999, the Company developed and marketed on its e-commerce site, www.wowthing.com, its first consumer audio product, the WOWThing Processor Box. The WOWThing Processor Box enhances the sound quality of music downloaded over the Internet as well as audio performance of computer and home entertainment products and speakers. This was the Company's first entry into the consumer market in the United States which is both competitive and demands products with short life cycles.

    The Company intends to expand its offerings of high-end audio enhancement products in the year 2000 and beyond. There can be no assurance that the Company will be able to develop an effective distribution channel and build brand recognition as a product manufacturer. And as the business increases, it is anticipated that significant capital will be required to finance product inventory and account receivables. As a result, the Company is subject to risks of product obsolescence, bad debt and insufficient financial resources to grow the business.

    The Company also recognizes that as new consumer audio products are developed and marketed by the Company, there will always exist a potential for a conflict and competition between the Company and certain of the Company's technology licensees. Although the intended products of the Company and those of its licenses do not generally overlap, there can be no assurance that the Company's products will not compete with those of their licensees. If such conflicts do materialize, it is uncertain whether the Company will be able to mitigate the effect of such conflicts, which if not resolved, may impact the results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

FOREIGN CURRENCY

    The Company has subsidiary operations in Hong Kong and China, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its Asian subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in Fiscal 1999 and for the quarter ended March 31, 2000, due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar, and the exchange rate remained constant throughout such periods. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

INTEREST RATES

    The Company's credit facilities bear interest based on the lending bank's prime rate or LIBOR plus 0.75%. The interest rate on the balance of $8.0 million outstanding at March 31, 2000 was 6.81%. If interest rates were to increase by 10%, the impact on the Company's consolidated financial statements would be additional interest expense of approximately $13,900 per quarter.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

SECURITIES SOLD

    On March 8, 2000, the Company entered into a technology and marketing alliance with Microsoft Corporation ("Microsoft"). In connection with this transaction, on March 9, 2000, Microsoft purchased 290,529 shares of the Company's common stock for $17.21 per share or $5,000,000 in the aggregate.

    In connection with this transaction, the Company and its wholly-owned subsidiary, SRSWOWcast.com, Inc. each granted warrants to purchase shares of their common stock to Microsoft. The Company issued to Microsoft on March 8, 2000 a three-year warrant to purchase up to 200,000 shares of the common stock of the Company at an exercise price per share of $17.21, subject to adjustment as set forth in the SRS Labs, Inc. Common Stock Purchase Warrant Agreement dated March 8, 2000. SRSWOWcast.com, Inc. also issued to Microsoft on March 8, 2000 a three-year warrant to purchase up to 1,250,000 shares of its common stock at a price per share equal to the lesser of (a) $4.00 or (b) the price per share in a future financing, as described in the SRSWOWcast.com, Inc. Common Stock Purchase Warrant Agreement dated March 8, 2000, subject to adjustment as set forth in such Warrant Agreement.

    The above-referenced securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

USE OF PROCEEDS

    The effective date of the Company's initial public offering of its Common Stock was August 8, 1996 (SEC Registration No. 333-4974-LA). During the first quarter of Fiscal 2000, the Company utilized approximately $1,528,071 of the $22,052,955 net offering proceeds for working capital. The table below sets forth at March 31, 2000, the amount of the net offering proceeds used for the purposes noted in the table.

                                                   Direct or indirect payments to directors,
                                                  Officers, general partners of the issuer or
                                                their associates, to persons owning ten percent
                                                   or more of any class of equity securities        Direct or indirect
                                                 of the issuer, and to affiliates of the issuer     Payments to others
                                                -----------------------------------------------     ------------------
Construction of plant, building and
  Facilities                                                           --                                   --
Purchase and installation of machinery and
  Equipment                                                            --                                   --
Purchase of real estate                                                --                                   --
Acquisition of other business(es)/assets                               --                               $8,394,222(1)
Repayment of indebtedness                                              --                                   --
Working capital                                                        --                               $5,844,071
Temporary investment (cash and municipal
  bonds)                                                               --                               $7,814,662


---------------------

(1) During the second quarter of Fiscal 1998, the Company utilized $500,000 of the net offering proceeds as part of the consideration to acquire assets related to the Circle Surround technology. During the first quarter of Fiscal 1998, the Company utilized an aggregate of $7,894,222 in connection with two other acquisitions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Report.

      EXHIBIT
        NO.                            DESCRIPTION
     -------                           -----------

       10.1 Common Stock Purchase Agreement dated as of March 8, 2000 by and among SRS Labs, Inc., SRSWOWcast.com, Inc. and Microsoft Corporation.

       10.2 Common Stock Purchase Warrant dated March 8, 2000 granted to Microsoft Corporation by SRS Labs, Inc.

       10.3 Common Stock Purchase Warrant dated March 8, 2000 granted to Microsoft Corporation by SRSWOWcast.com, Inc.

       27         Financial Data Schedule.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed with the Commission during the three month period ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SRS LABS, INC.,
                                          a Delaware corporation


Date: May 15, 2000                        By: /s/ JOHN AUYEUNG
                                              ----------------------------------
                                              John AuYueng
                                              Executive Vice President,
                                              Chief Operating Officer,
                                              Chief Financial Officer, Treasurer
                                              and Secretary
                                              (Authorized Signatory and
                                              Principal Financial Officer)

                                  EXHIBIT INDEX

     EXHIBIT
        NO.                            DESCRIPTION
     -------                           -----------

       10.1 Common Stock Purchase Agreement dated as of March 8, 2000 by and among SRS Labs, Inc., SRSWOWcast.com, Inc. and Microsoft Corporation.

       10.2 Common Stock Purchase Warrant dated March 8, 2000 granted to Microsoft Corporation by SRS Labs, Inc.

       10.3 Common Stock Purchase Warrant dated March 8, 2000 granted to Microsoft Corporation by SRSWOWcast.com, Inc.

       27         Financial Data Schedule.