Form 10-Q
period 2000-06-30
SRS LABS INC
filed 2000-08-14
CIK 1016470

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of August 4, 2000, 12,596,935 shares of the issuer's common stock, par value $.001 per share, were outstanding; of that amount, 71,100 shares were held as treasury shares.

================================================================================

                                 SRS LABS, INC.

                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2000

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements.............................................. 4

       Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
        and December 31, 1999................................................. 4

       Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and 1999 (Unaudited)................... 5

       Consolidated Statements of Comprehensive Loss for the three month and six months ended June 30, 2000 and 1999 (Unaudited)............... 6

       Consolidated Statements of Cash Flows for the six months ended
        June 30, 2000 and 1999 (Unaudited).................................... 7

       Notes to the Interim Consolidated Financial Statements
        (Unaudited)........................................................... 8

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk....... 20

PART II - OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds........................ 21

    Item 4.  Submission of Matters to a Vote of Security Holders............. 21

    Item 6. Exhibits and Reports on Form 8-K................................. 22

SIGNATURES................................................................... 23

                           FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management's current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results", herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 SRS LABS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  JUNE 30,           DECEMBER 31,
                                                                                    2000                1999
                                                                                -----------        ------------
                                                                                (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents ............................................        $ 19,185,902         $ 15,969,678
  Investments available for sale .......................................           3,210,100            3,011,250
  Accounts receivable, net .............................................           2,053,165            2,495,157
  Inventories, net .....................................................           3,038,295            2,726,193
  Prepaid expenses and other current assets ............................             888,071              729,881
  Deferred income taxes ................................................              81,467               81,467
                                                                                ------------         ------------
       TOTAL CURRENT ASSETS ............................................          28,457,000           25,013,626
Investments available for sale .........................................           4,593,816            6,331,483
Furniture, fixtures & equipment, net ...................................           1,208,311            1,166,757
Intangible assets, net .................................................           5,675,640            5,425,273
Deferred income taxes ..................................................             740,889              740,889
Other assets ...........................................................             422,493              422,493
                                                                                ------------         ------------
       TOTAL ASSETS ....................................................        $ 41,098,149         $ 39,100,521
                                                                                ============         ============
                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable ...................................................        $  2,961,634         $  2,882,686
    Accrued liabilities ................................................           2,718,039            1,658,964
    Line of credit .....................................................           8,000,000            8,000,000
    Income taxes payable ...............................................           1,487,303            1,518,548
                                                                                ------------         ------------
         TOTAL CURRENT LIABILITIES .....................................          15,166,976           14,060,198
STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value;
     2,000,000 shares authorized; no shares
     issued and outstanding ............................................                  --                   --
    Common stock - $.001 par value;
     56,000,000 shares authorized; 12,596,935
     and 11,890,691 shares issued; and
     12,525,835 and 11,819,591 shares outstanding
     at June 30, 2000 (unaudited) and December 31, 1999,
     respectively ......................................................              12,597               11,891
    Additional paid-in capital .........................................          49,604,342           40,312,336
    Deferred stock option compensation .................................             321,899              264,557
    Cumulative other comprehensive income ..............................              12,535               23,330
    Retained deficit ...................................................         (23,756,919)         (15,308,510)
    Less treasury stock at cost, 71,100 shares
     at June 30, 2000 (unaudited) and December 31, 1999 ................            (263,281)            (263,281)
                                                                                ------------         ------------
         TOTAL STOCKHOLDERS' EQUITY ....................................          25,931,173           25,040,323
                                                                                ------------         ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................        $ 41,098,149         $ 39,100,521
                                                                                ============         ============

    See accompanying notes to the interim consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                              JUNE 30                                   JUNE 30
                                                 ---------------------------------         ---------------------------------
                                                      2000                1999                  2000                 1999
                                                 ------------         ------------         ------------         ------------
REVENUES
Chip and licensing revenue ..............        $  2,860,253         $  3,978,390         $  5,739,332         $  7,559,548
Product and component sales .............           3,732,953            4,214,009            8,044,426            8,287,421
                                                 ------------         ------------         ------------         ------------
   TOTAL REVENUES .......................           6,593,206            8,192,399           13,783,758           15,846,969
COST OF SALES ...........................           4,267,465            4,953,156            9,116,166           10,046,941
                                                 ------------         ------------         ------------         ------------
GROSS MARGIN ............................           2,325,741            3,239,243            4,667,592            5,800,028

EXPENSES
Sales and marketing .....................           1,422,744              865,154            2,707,477            2,149,486
Research and development ................             984,908              981,018            1,924,097            2,070,924
General and administrative ..............           4,195,373            1,392,262            5,613,960            3,513,821
Non-cash stock issuance cost ............                  --                   --            3,111,859                   --
                                                 ------------         ------------         ------------         ------------
INCOME (LOSS) FROM OPERATIONS ...........          (4,277,284)                 809           (8,689,801)          (1,934,203)

OTHER INCOME, NET .......................             308,413              138,608              517,976              266,586
                                                 ------------         ------------         ------------         ------------
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE)          (3,968,871)             139,417           (8,171,825)          (1,667,617)
   BENEFIT ..............................

INCOME TAX (EXPENSE) BENEFIT ............            (138,491)            (133,542)            (276,584)             176,382
                                                 ------------         ------------         ------------         ------------
NET INCOME (LOSS) .......................        $ (4,107,362)        $      5,875         $ (8,448,409)        $ (1,491,235)
                                                 ============         ============         ============         ============
NET INCOME (LOSS) PER COMMON SHARE
   Basic ................................        $      (0.33)        $       0.00         $      (0.69)        $      (0.13)
                                                 ============         ============         ============         ============
   Diluted ..............................        $      (0.33)        $       0.00         $      (0.69)        $      (0.13)
                                                 ============         ============         ============         ============
WEIGHTED AVERAGE SHARES USED IN THE
   CALCULATION OF NET INCOME
   (LOSS) PER COMMON SHARE
   Basic ................................          12,492,205           11,686,237           12,198,822           11,686,090
                                                 ============         ============         ============         ============
   Diluted ..............................          12,492,205           12,022,691           12,198,822           11,686,090
                                                 ============         ============         ============         ============

    See accompanying notes to the interim consolidated financial statements

                                 SRS LABS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30                                JUNE 30,
                                                     --------------------------          --------------------------------
                                                         2000             1999               2000                1999
                                                    ------------        --------         -----------         ------------
Net income (loss) ..........................        $(4,107,362)        $  5,875         $(8,448,409)        $(1,491,235)
Other comprehensive income (loss)
    Foreign currency translation ...........             (1,544)              --               1,269                  --
    Unrealized loss on investments available
      for sale, net of tax .................               (920)         (62,914)            (12,064)            (70,830)
                                                    -----------         --------         -----------         -----------
Comprehensive loss .........................        $(4,109,826)        $(57,039)        $(8,459,204)        $(1,562,065)
                                                    ===========         ========         ===========         ===========

    See accompanying notes to the interim consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                       ----------------------------------
                                                                            2000                 1999
                                                                       ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................        $ (8,448,409)        $ (1,491,235)
Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash stock issuance cost .............................           3,111,859                   --
     Depreciation and amortization ............................           1,387,323            1,011,670
     Other ....................................................              18,497               28,344
     Increase in deferred stock option compensation ...........              57,342              119,807
     Changes in operating assets and liabilities:
         Accounts receivable ..................................             515,191              230,451
         Inventories ..........................................            (378,578)             (14,206)
         Prepaid expenses and other current assets ............            (158,190)           2,239,670
         Accounts payable .....................................              78,948           (7,728,921)
         Accrued liabilities ..................................           1,059,075            1,012,523
         Income taxes payable .................................             (22,862)             (53,312)
                                                                       ------------         ------------
     Net cash used in operating activities ....................          (2,779,804)          (4,645,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment .................            (338,800)            (105,756)
Proceeds from sale of investments available for sale ..........           1,500,000                   --
Expenditures related to patents and intangible assets .........          (1,346,025)             (48,221)
                                                                       ------------         ------------

     Net cash used in investing activities ....................            (184,825)            (153,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock ............................           5,000,291                   --
Purchase of treasury stock ....................................                  --              (52,500)
Proceeds from exercise of stock options .......................           1,180,562               42,191
                                                                       ------------         ------------

     Net cash provided by (used in) financing activities ......           6,180,853              (10,309)
                                                                       ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........           3,216,224           (4,809,495)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................          15,969,678           12,341,242
                                                                       ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................        $ 19,185,902         $  7,531,747
                                                                       ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest .................................................        $    284,264         $    234,378
     Income taxes .............................................        $    177,191         $         --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
    Unrealized loss on investments, net .......................        $    (12,064)        $    (70,830)

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

    See accompanying notes to the interim consolidated financial statements

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL/BASIS OF PRESENTATION

     SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

     o Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world and through its subsidiary, SRSWOWcast.com, Inc., an internet based business organized in 1999, developing website content employing SRS Labs, Inc. technologies designed to attract website viewers and advertisers; and

     o Through its subsidiary, ValenceTech Limited and its foreign subsidiaries (collectively "Valence"), designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and electronics products for the OEM and retail communities within the Company's targeted markets.

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

2. INVESTMENTS AVAILABLE FOR SALE

     The Company has classified its investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As of June 30, 2000, the Company's available-for-sale investments had a cost of $7,776,640 and an estimated fair value of $7,803,916, based on quoted market prices. The unrealized gains on these investments of $27,276 net of income taxes of $11,183, are reported as a separate component of stockholders' equity.

3. INTANGIBLE ASSETS

     During the six months ended June 30, 2000, the Company purchased software and related intellectual property rights for an aggregate purchase price of approximately $1,320,000. The purchases are included in intangible assets in the accompanying financial statements and are being amortized over estimated useful lives of 5 years.

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

6. STOCKHOLDERS' EQUITY

     During Fiscal 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock. As of June 30, 2000, 71,100 shares had been repurchased at a cost of $263,281. Such repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

     In March 2000, the Company entered into a technology and marketing alliance with Microsoft Corporation ("Microsoft"). In conjunction with this transaction, Microsoft purchased 290,529 shares of the Company's common stock for $17.21 per share or $5,000,000 in the aggregate. The difference between the purchase price and the fair value of the common stock on the date of purchase, totaling approximately $555,000, was recorded as non-cash stock issuance cost by the Company during the quarter ended March 31, 2000. The Company also granted Microsoft warrants to purchase up to 200,000 shares of common stock of the Company and the Company's wholly-owned subsidiary, SRSWOWcast.com, Inc., granted a warrant to purchase up to 1,250,000 shares of its common stock. The fair value of these warrants, aggregating approximately $2,555,000, was recorded as non-cash stock issuance cost by the Company during the quarter ended March 31, 2000.

7. SEGMENT INFORMATION

     The Company operates in three business segments: (a) the development and marketing of technology either in the form of integrated circuits through Valence (ASICs) or the licensing of technologies developed by the Company to original equipment manufacturers and semiconductor manufacturers; (b) the sale of consumer electronic products and components; and (c) the SRSWOWcast.com, Inc. internet based business. The Company does not allocate operating expenses or specific assets to the segments described in clauses (a) and (b) above. Therefore, segment information includes only net revenues, cost of sales and gross margin for those segments. The Company's internet-based business generated no significant revenues and incurred operating losses of $837,605 and $1,259,605 for the three month

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

and six month periods ended June 30, 2000. These losses were composed primarily of sales and marketing expenses and general and administrative expenses associated with the development of web content, and the promotion and launch of the Company's website.

                             THREE MONTHS ENDED JUNE 30, 2000
                     ----------------------------------------------
                      CHIPS AND       PRODUCT AND
                      LICENSING      COMPONENT SALES        TOTAL
                     ----------      ---------------     ----------
Net revenues ......  $2,860,253        $3,732,953        $6,593,206
Cost of sales .....     900,663         3,366,802         4,267,465
                     ----------        ----------        ----------
Gross margin ......  $1,959,590        $  366,151        $2,325,741
                     ==========        ==========        ==========

                              THREE MONTHS ENDED JUNE 30,1999
                     ----------------------------------------------
                      CHIPS AND        PRODUCT AND
                      LICENSING      COMPONENT SALES       TOTAL
                     ----------      ---------------     ----------
Net revenues ......  $3,978,390        $4,214,009        $8,192,399
Cost of sales .....     940,067         4,013,089         4,953,156
                     ----------        ----------        ----------
Gross margin ......  $3,038,323        $  200,920        $3,239,243
                     ==========        ==========        ==========

                               SIX MONTHS ENDED JUNE 30, 2000
                     -----------------------------------------------
                     CHIPS AND        PRODUCT AND
                     LICENSING       COMPONENT SALES        TOTAL
                     ----------      ---------------     -----------
Net revenues ......  $5,739,332        $8,044,426        $13,783,758
Cost of sales .....   1,783,663         7,332,503          9,116,166
                     ----------        ----------        -----------
Gross margin ......  $3,955,669        $  711,923        $ 4,667,592
                     ==========        ==========        ===========

                               SIX MONTHS ENDED JUNE 30,1999
                     -----------------------------------------------
                     CHIPS AND        PRODUCT AND
                     LICENSING       COMPONENT SALES        TOTAL
                     ----------      ---------------     -----------
Net revenues ......  $7,559,548        $8,287,421        $15,846,969
Cost of sales .....   2,004,783         8,042,158         10,046,941
                     ----------        ----------        -----------
Gross margin ......  $5,554,765        $  245,263        $ 5,800,028
                     ==========        ==========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

     o Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world and through its subsidiary, SRSWOWcast.com, Inc., an internet based business organized in 1999, developing website content employing SRS Labs, Inc. technologies designed to attract website viewers and advertisers; and

     o Through its subsidiary, ValenceTech Limited and its foreign subsidiaries (collectively, "Valence"), designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMS; and designing, distributing and manufacturing components, sub-assemblies and finished goods for the OEM and retail communities within the Company's targeted markets.

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

     During the fiscal year ended December 31, 1999 ("Fiscal 1999"), the Company re-engineered its business model and operational structure. Valence Technology, Inc., while continuing to expand its ASICs business, exited certain of the lower margin distribution product lines and directed more of its resources to develop and market solutions that integrate the SRS technologies. With respect to its licensing business, the Company changed its focus from entering into technology licenses with PC chip manufacturers to developing a new business model which focuses on Internet radio. This new focus resulted in the Company launching the WOWThing product family and establishing a new wholly-owned subsidiary, SRSWOWcast.com, Inc., to be the platform to launch this business. In March 2000, Microsoft Corporation ("Microsoft") and the Company entered into a strategic alliance whereby Microsoft and the Company entered into a License Agreement relating to the Company's WOW Technology. The License Agreement has facilitated the incorporation of the WOW Technology into the Windows 2000 Media Player and a click-through hyper-link on the interface of the Windows Media Player to the SRSWOWcast.com website. In addition, Microsoft made an equity investment into the Company and was granted a warrant to purchase additional shares of the Company's common stock as well as a warrant to purchase shares of common stock in SRSWOWcast.com, Inc.

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

     SRS currently operates in three business segments: (a) the development and marketing of technology in the forms of integrated circuits designed and distributed through Valence and the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers, (b) the sale of consumer electronic products and components, and (c) the SRSWOWcast.com, Inc. internet based business. A summary of the Company's operations and activities by business segment is included in the accompanying notes to the interim consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

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

     Total revenues for the three months ended June 30, 2000, were $6,593,206, compared to $8,192,399 for the same period in the prior year, a decrease of $1,599,193, or 20%. The decrease was due primarily to lower demand during the quarter for the Company's ASIC design services and products, which are order specific and custom in nature, and subject to variability based on timing of customer orders, and to a comparative decrease in licensing revenue during the quarter resulting from the Company's recording of a large one-time technology transfer fee in the second quarter of 1999, and to a decline in licensing fees generated by computer manufacturer related activity in the second quarter of 2000. Revenues generated by the Company's internet based business were not significant during the quarter ended June 30, 2000.

     Product and component revenues decreased $481,056, or 11%. This decrease is consistent with the Company's strategy to exit certain of its low margin distribution product lines in order to focus resources on expansion of its ASIC business and integration of SRS technologies into its products.

  Gross Margin

     Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. For the three months ended June 30, 2000, the gross margin percentage decreased to 35%, compared to 40% for the same period in the prior year. The decrease in margin percentage is attributable to lower licensing revenue and lower ASIC sales, the two most profitable components of the Company's revenues. In addition, the Company experienced higher ASIC fabrication costs during the second quarter of 2000, as a result of higher worldwide demand for semiconductors and limited fabrication capacity. The Company expects that gross margins in future quarters will continue to be negatively impacted by higher fabrication costs.

  Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries and sales consultants' fees and related expenses, sales commissions, advertising, and product promotion. Sales and marketing expenses were $1,422,744 for the three months ended June 30, 2000 compared to $865,154 for the same prior year period, an increase of $557,590, or 64%. The increase is due primarily to spending associated with the development and promotion of the SRSWOWcast.com website, and creation of program content for such website. The website was launched July 18,

2000 and it is the Company's expectation that sales and marketing expenses will continue to increase as a result of the expansion and growth of SRSWOWcast.com business operations.

  Research and Development

     Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $984,908 for the three months ended June 30, 2000 compared to $981,018 for the same prior year period. Research and development expenses may increase in the future as a result of ongoing product development efforts.

  General and Administrative

     General and administrative expenses consist primarily of employee-related expenses, legal costs and patent and intangible asset amortization costs. General and administrative expenses were $4,195,373 for the three months ended June 30, 2000 compared to $1,392,262 for the same prior year period, for an increase of $2,803,111 or 201%. The increase is due primarily to compensation costs incurred as a result of the resignation of an employee of Valence ($735,000), accelerated amortization of intellectual property incorporating outdated technologies ($300,000), additional legal and employee related expenses associated with the launch of SRSWOWcast.com, Inc. ($190,000), postponed IPO-related expenses ($1,142,000-discussed below) plus higher salaries and benefits, legal, and other administrative expenses in the Company's core licensing business. As part of the acquisition of Valence, the Company allocated a portion of the purchase price to various intangible assets totaling approximately $5,910,400. This amount was capitalized and is being amortized on a straight line basis over periods ranging from three to eleven years with the related amortization expense of $332,796 and $332,796 for the quarters ended June 30, 2000 and June 30, 1999, respectively, and is included in general and administrative expenses.

  IPO related expenses

     On March 3, 2000, the Company filed an application to list the common shares of Valence on the Growth Enterprise Market of the Hong Kong Stock Exchange (the "GEM"), in order to sell a minority interest in Valence to the public. The initial public offering was targeted for completion in the second quarter of 2000. However, due to negative market conditions affecting equity markets worldwide, including the GEM, the Company elected to postpone the offering indefinitely. Offering costs incurred by the Company, comprised primarily of legal, accounting and underwriting fees, totaled $1,142,175 as of June 30, 2000. These costs are included in general and administrative expense in the accompanying financial statements.

  Other Income, Net

     Net other income consists primarily of interest income, interest expense and foreign currency transaction gains and losses. Net other income was $308,413 for the three months ended June 30, 2000 compared to $138,608 for the same prior year period, an increase of 123%. The increase is primarily due to higher interest income which is attributable to higher average cash and investment balances during the current year quarter and favorable foreign currency transaction gains.

  Provision for Income Taxes

     The income tax expense for the three months ended June 30, 2000 was $138,491 compared to $133,542 for the same prior year period. Commencing in the fiscal year ending December 31, 2000, the Company recorded a tax provision at statutory tax rates in the Asian countries where Valence has its principal business operations. In Fiscal 1999, the Company recognized tax benefits related to domestic operations in connection with federal refundable taxes which could be recovered through a net operating loss carryback.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

  Revenues

     Total revenues for the six months ended June 30, 2000, were $13,783,758, compared to $15,846,969 for the same period in the prior year, a decrease of $2,063,211, or 13%. The decrease was due primarily to lower demand during the period for the Company's ASIC design services and products, which are order specific and custom in nature, and subject to variability based on timing of customer orders, and to a comparative decrease in licensing revenue during the period resulting from the Company's recording of a large one-time technology transfer fee in the second quarter of 1999, and to a decline in licensing fees generated by computer manufacturer related activity for the period. Revenues generated by the Company's internet based business were not significant during the six months ended June 30, 2000.

     Product and component revenues decreased $242,995, or 3%. This decrease is consistent with the Company's strategy to exit certain of its low margin distribution product lines in order to focus resources on expansion of its ASIC business and integration of SRS technologies into its products.

  Gross Margin

     For the six months ended June 30, 2000, the gross margin percentage decreased to 34%, compared to 37% for the same period in the prior year. The decrease in margin percentage is attributable to lower licensing revenue and lower ASIC sales, historically the most profitable components of the Company's revenues. In addition, the Company experienced higher ASIC fabrication costs during the six months ended June 30, 2000, as a result of higher worldwide demand for semiconductors, and limited fabrication capacity. The Company expects that gross margins will continue to be negatively impacted by higher fabrication costs.

  Sales and Marketing

     Sales and marketing expenses were $2,707,477 for the six months ended June 30, 2000, compared to $2,149,486 for the same period in the prior year, an increase of $557,991 or 26%. The increase is due primarily to spending during the second quarter of 2000, associated with the development and promotion of the SRSWOWcast.com website (website), and creation of program content for the website. The website was launched July 18, 2000, and it is the Company's expectation that sales and marketing expenses will continue to increase as a result of the expansion and growth of SRSWOWcast.com business operations.

  Research and Development

     Research and development costs were $1,924,097 for the six months ended June 30, 2000, compared to $2,070,924 for the same period in the prior year, a decrease of $146,827, or 7%. The decrease is due primarily to lower staffing levels at Valence. Research and development costs may increase in the future as a result of ongoing product development efforts.

  General and Administrative

     General and administrative costs were $5,613,960 for the six months ended June 30, 2000, compared to $3,513,821 for the same period in the prior year, an increase of $2,100,139, or 60%. First quarter 2000 general and administrative expenses were $1,418,587 compared to first quarter 1999 expenses of $2,121,559, a decrease of approximately $703,000. The decrease in first quarter 2000 general and administrative expenses was offset in the second quarter of 2000 by compensation costs incurred as a result of the resignation of an employee of Valence ($735,000), accelerated amortization of intellectual property incorporating outdated technologies ($300,000), higher legal and employee related expenses associated with the launch of SRSWOWcast.com, Inc. ($190,000), postponed IPO related expenses ($1,142,000), plus higher salaries and benefits, legal, and other administrative expenses in the Company's core licensing business.

     Amortization expense related to intangible assets associated with the Valence acquisition was $665,592 for both the six month periods ended June, 30, 2000 and 1999, and is included in general and administrative expenses.

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

   Other income, Net

     Net other income was $517,976 for the six months ended June 30, 2000, compared to $266,586 for the same period in the prior year, an increase of $251,390 or 94%. The increase is due primarily to higher interest income associated with higher cash and investment balances, and favorable foreign currency transaction gains.

   Income Taxes

     The income tax expense for the six months ended June 30, 2000 was $276,584 compared to a tax benefit of $176,382 for the same period in the prior year. Commencing in the fiscal year ended December 31, 2000, the Company recorded a tax provision at statutory tax rates in the Asian countries where Valence has its principal business operations. In Fiscal 1999, the Company recognized tax benefits related to domestic operations in connection with federal refundable taxes which could be recovered through a net operating loss carry back.

   New Accounting Pronouncements

     On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin #101 (SAB 101) "Revenue Recognition in Financial Statements." Management of the Company has determined that the application of SAB 101 will not have any material impact on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity at June 30, 2000 consisted of cash, cash equivalents and investments aggregating $26,989,818, as well as borrowings available under its credit facilities. At December 31, 1999, the Company had cash, cash equivalents and long-term investments of $25,312,411. In March 2000, the Company sold shares of its common stock to Microsoft Corporation, for aggregate cash proceeds of $5,000,000. See Note 6 to the Interim Consolidated Financial Statements.

     The Company's operating activities utilized $2,779,804 in cash for the six months ended June 30, 2000, and $4,645,209 for the six months ended June 30, 1999. The use of cash in operations was primarily due to the Company's loss from operations for the period, after adjustment for non-cash charges related to the Microsoft transaction and depreciation and amortization. The net increase in cash and cash equivalents of $3,216,224 for the period is attributable primarily to proceeds from sale of long-term investments, proceeds from stock option exercises and proceeds from the sale of common stock to Microsoft.

     In March 1998, the Company obtained a revolving line of credit (and letter of credit facility) with a bank which expires on April 1, 2001 and is secured by certain of the Company's cash, cash equivalents and investments. As of June 30, 2000, approximately $6,479,000 million in cash and cash equivalents and $7,804,000 million in investments were pledged as collateral for the line of credit. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate or LIBOR plus 0.75%. As of June 30, 2000, the Company had $8.0 million outstanding under the line of credit and was contingently liable for $1.0 million under an irrevocable letter of credit which expires July 31, 2000. The collateral requirements under the above referenced credit facility may have the effect of restricting the amounts of cash available to pay dividends.

     In November 1999, Valence obtained a credit facility with a bank that provides for borrowings aggregating approximately $5,000,000. The facility has no fixed expiration date and is collateralized by certain of Valence's assets on deposit with the bank. The facility provides for a variety of import/export trade instruments which bear interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility also provides for a revolving line of credit of up to $3,500,000 which bears interest at 1.25% over the related collateral deposit interest rate. At June 30, 2000, there were no obligations outstanding under this credit facility.

     The Company anticipates that its primary uses of working capital in future periods will be to acquire new technologies and to fund increased costs for additional sales and engineering headcount and marketing activities associated with the introduction of new technologies and products into the market. The Company also expects to fund increased costs associated with the ongoing expansion and promotion of its SRSWOWcast.com operations.

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

     On March 3, 2000, ValenceTech Limited (the successor entity to Valence Technology Inc. for purposes of listing common shares on the Growth Enterprise Market of the Hong Kong Stock Exchange (the "GEM)) filed an application to list its common shares on the GEM in connection with an initial public offering. Approximately one-third of the net proceeds of the offering were earmarked to be repatriated to the Company. In June 2000, the Company decided to postpone the offering indefinitely based upon the weaker than expected response by institutional investors and market conditions in Hong Kong. Irrespective of the decision to postpone the offering, the Company has sufficient financial resources to meet its cash requirements for the next 12 months, and will continue to expand Valences' core business utilizing available working capital. Neither the Company nor Valence anticipates a significant adverse financial impact from the decision to postpone the offering. The Company will continue to evaluate its future financing options in both domestic and foreign capital markets.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  Quarterly Fluctuations

     The Company's operating results may fluctuate from those in prior quarters and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company's licensees incorporate the Company's technologies into their products; the timing of orders from and the shipments to major customers; the timing of new product introductions by the Company; the gain or loss of significant customers; competitive pressures on selling prices; the market acceptance of new or enhanced versions of the Company's technologies; the rate that the Company's semiconductor licensees manufacture and distribute chips to product manufacturers; results of operations of SRSWOWcast.com, Inc.; and fluctuations in general economic conditions, particularly those affecting the consumer electronics market. Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in the market has impacted the Company's revenues and net income. In particular, the Company believes that there is seasonality relating to the Christmas season, generally, and the Chinese New Year within the Asia region, which fall into the fourth and first quarters, respectively. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

     The public offering of common shares of ValenceTech Limited in Hong Kong was intended to bring new capital to grow Valence's core business while, at the same time, adding significant value to the Company's shareholders. Postponement of the offering is not expected to adversely affect Valence's core business operations, and the Company will continue to evaluate its financing options domestically and in foreign capital markets. There is no assurance however, that the Company will be successful in a future initial public offering or in securing alternate sources of capital.

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

  Acquisitions

    From time to time, the Company expects to make acquisitions of businesses or technologies that are complementary to its business strategy. Such future acquisitions would expose the Company to risks commonly encountered in acquisitions of businesses. Such risks include, among others, difficulty of assimilating the operations, information systems and personnel of the acquired businesses, the potential disruption of the Company's ongoing business; and the inability of management to maximize the financial and strategic position of the Company through successful incorporation of the acquired technologies, employees and customers. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

FOREIGN CURRENCY

     The Company has subsidiary operations in Hong Kong and China, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its Asian subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in Fiscal 1999 and for the six months ended June 30, 2000, due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar, and the exchange rate remained constant throughout such periods. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

INTEREST RATES

     The Company's credit facilities bear interest based on the lending bank's prime rate or LIBOR plus 0.75%. The interest rate on the balance of $8.0 million outstanding at June 30, 2000 was 7.3125%. If interest rates were to increase by 10%, the impact on the Company's consolidated financial statements would be additional interest expense of approximately $14,600 per quarter.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

USE OF PROCEEDS

     The effective date of the Company's initial public offering of its Common Stock was August 8, 1996 (SEC Registration No. 333-4974-LA). During the second quarter of Fiscal 2000, the Company utilized $2,528,404 of the $22,052,955 net offering proceeds for working capital. The table below sets forth at June 30, 2000, the amount of the net offering proceeds used for the purposes noted in the table.

                                        DIRECT OR INDIRECT PAYMENTS
                                         TO DIRECTORS, OFFICERS,
                                         GENERAL PARTNERS OF THE
                                       ISSUER OR THEIR ASSOCIATES,
                                          TO PERSONS OWNING TEN
                                       PERCENT OR MORE OF ANY CLASS
                                           OF EQUITY SECURITIES
                                           OF THE ISSUER, AND TO                DIRECT OR INDIRECT
                                         affiliates of the issuer               PAYMENTS TO OTHERS
                                       ----------------------------             ------------------
Construction of plant, building
  and Facilities .....................               --                                  --
Purchase and installation of machinery
  and Equipment ......................               --                                  --
Purchase of real estate ..............               --                                  --
Acquisition of other business(es)/
  assets .............................               --                           9,640,247(1)(2)
Repayment of indebtedness ............               --                                  --
Working capital ......................               --                          $8,372,475
Temporary investment (cash and
  municipal bonds) ...................               --                          $4,040,233

------------

(1) During the second quarter of Fiscal 1998, the Company utilized $500,000 of the net offering proceeds as part of the consideration to acquire assets related to the Circle Surround technology. During the first quarter of Fiscal 1998, the Company utilized an aggregate of $7,894,222 in connection with two other acquisitions.

(2) During the six month period ended June 30, 2000, the Company utilized approximately $1,250,000 of the net offering proceeds as consideration for the purchase of software and related intellectual property rights. The Company expects to pay an additional $100,000 as final payment for the software in the third quarter of 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of SRS Labs, Inc. was held on June 15, 2000 for the purpose of (a) electing three Class I Directors to the Board of Directors and (b) voting on a proposal to approve an amendment to the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the "Incentive Plan") to increase the number of shares of Common Stock available for issuance thereunder by 2,500,000.

     Robert B. Pfannkuch, Jeffrey I. Scheinrock and Thomas W.T. Wan were elected to serve as Class I Directors of the Company for three-year terms expiring at the 2003 Annual Meeting of Stockholders. John AuYeung and John Tu continued in office as Class II Directors and Stephen V. Sedmark and Thomas C.K. Yuen continued in office as Class III Directors. The tabulation of the votes cast for the election of Messrs. Pfannkuch, Scheinrock and Wan was as follows:

                          VOTES FOR                VOTES WITHHELD
                          ---------                --------------
Mr. Pfannkuch             11,491,955               255,475
Mr. Scheinrock            11,492,395               255,035
Mr. Wan                   11,494,765               252,665

     The proposal to amend the Incentive Plan was approved. The tabulation of votes was as follows:

VOTES FOR          VOTES AGAINST       ABSTENTIONS         BROKER NON-VOTES
---------          -------------       -----------         ----------------
7,191,100          1,039,859           13,681              3,502,790

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Report.

    EXHIBIT
     NUMBER                             DESCRIPTION
    -------                             -----------

      10.1 SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, as amended, previously filed with the Commission as Appendix A to the Company's Definitive Proxy Statement dated and filed with the Commission on April 26, 2000, which is incorporated herein by reference.

      27           Financial Data Schedule.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed with the Commission during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SRS LABS, INC.,
                              a Delaware corporation


Date: August 11, 2000         By:      /s/      JOHN AUYEUNG
                                 -----------------------------------------------
                                                John AuYeung
                                         Executive Vice President,
                                         Chief Operating Officer,
                                Chief Financial Officer, Treasurer and Secretary
                                         (Authorized Signatory and
                                        Principal Financial Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                              DESCRIPTION
    ------                              -----------

     10.1 SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, as amended, previously filed with the Commission as Appendix A to the Company's Definitive Proxy Statement dated and filed with the Commission on April 26, 2000, which is incorporated herein by reference.

     27            Financial Data Schedule.