Form 10-Q
period 2000-09-30
SRS LABS INC
filed 2000-11-06
CIK 1016470

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO ______________

                         COMMISSION FILE NUMBER 0-21123

                                 SRS LABS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

             DELAWARE                                  33-0714264
---------------------------------          -----------------------------------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of October 31, 2000, 12,642,844 shares of the issuer's common stock, par value $.001 per share, were outstanding; of that amount, 71,100 shares were held as treasury shares.

================================================================================

                                 SRS LABS, INC.

                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                                                   PAGE
                                                                                                                   ----
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements...................................................................................   4

       Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999......................   4

       Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and        5
       1999 (Unaudited)............................................................................................

       Consolidated Statements of Comprehensive (Loss) Income for the three months and nine months ended              6
       September 30, 2000 and 1999 (Unaudited).....................................................................

       Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (Unaudited).....   7

       Notes to the Interim Consolidated Financial Statements (Unaudited)..........................................   8

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................  11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................................  20

PART II - OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds..............................................................  21

    Item 6. Exhibits and Reports on Form 8-K.......................................................................  21

SIGNATURES.........................................................................................................  22

                           FORWARD-LOOKING INFORMATION

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management's current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results", herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 SRS LABS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          SEPTEMBER 30,            DECEMBER 31,
                                                                                              2000                     1999
                                                                                          ------------             ------------
                                                                                           (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents .......................................................     $ 24,891,301             $ 15,969,678
    Investments available for sale ..................................................        3,213,600                3,011,250
    Accounts receivable, net ........................................................        1,983,351                2,495,157
    Inventories, net ................................................................        2,632,409                2,726,193
    Prepaid expenses and other current assets .......................................          802,680                  729,881
    Deferred income taxes ...........................................................           81,467                   81,467
                                                                                          ------------             ------------
         TOTAL CURRENT ASSETS .......................................................       33,604,808               25,013,626
  Investments available for sale ....................................................        3,081,720                6,331,483
  Furniture, fixtures & equipment, net ..............................................        1,237,151                1,166,757
  Intangible assets, net ............................................................        5,278,916                5,425,273
  Deferred income taxes .............................................................          740,889                  740,889
  Other assets ......................................................................               --                  422,493
                                                                                          ------------             ------------
         TOTAL ASSETS ...............................................................     $ 43,943,484             $ 39,100,521
                                                                                          ============             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable ................................................................     $  2,374,011             $  2,882,686
    Accrued liabilities .............................................................        2,028,194                1,658,964
    Line of credit ..................................................................        8,000,000                8,000,000
    Obligation to issue preferred shares in subsidiary ..............................        5,000,000                       --
    Income taxes payable ............................................................        1,656,379                1,518,548
                                                                                          ------------             ------------
         TOTAL CURRENT LIABILITIES ..................................................       19,058,584               14,060,198
STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value;
     2,000,000 shares authorized; no shares
     issued and outstanding .........................................................               --                       --
    Common stock - $.001 par value;
     56,000,000 shares authorized; 12,641,844 and 11,890,691 shares issued; and
     12,570,744 and 11,819,591 shares outstanding
     at September 30, 2000 (unaudited) and December 31, 1999,
     respectively ...................................................................           12,642                   11,891
    Additional paid-in capital ......................................................       49,831,798               40,312,336
    Deferred stock option compensation ..............................................          352,616                  264,557
    Cumulative other comprehensive (loss) income ....................................          (70,005)                  23,330
    Retained deficit ................................................................      (24,978,870)             (15,308,510)
    Less treasury stock at cost, 71,100 shares
     at September 30, 2000 (unaudited) and December 31, 1999 ........................         (263,281)                (263,281)
                                                                                          ------------             ------------
         TOTAL STOCKHOLDERS' EQUITY .................................................       24,884,900               25,040,323
                                                                                          ------------             ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................     $ 43,943,484             $ 39,100,521
                                                                                          ============             ============

     See accompanying notes to the interim consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                               SEPTEMBER 30                              SEPTEMBER 30
                                                     ---------------------------------        ---------------------------------
                                                         2000                 1999                2000                 1999
                                                     ------------         ------------        ------------         ------------
REVENUES
Chip and licensing revenue ..................        $  3,871,803         $  4,849,251        $  9,611,135         $ 12,408,799
Product and component sales .................           4,136,104            5,167,720          12,180,530           13,455,140
                                                     ------------         ------------        ------------         ------------

   TOTAL REVENUES ...........................           8,007,907           10,016,971          21,791,665           25,863,939
COST OF SALES ...............................           4,616,384            6,293,066          13,732,550           16,340,007
                                                     ------------         ------------        ------------         ------------
GROSS MARGIN ................................           3,391,523            3,723,905           8,059,115            9,523,932

EXPENSES
Sales and marketing .........................           1,913,199            1,027,296           4,620,676            3,176,782
Research and development ....................           1,087,849            1,026,822           3,011,946            3,097,746
General and administrative ..................           1,722,389            1,412,824           7,336,349            4,926,645
Non-cash stock issuance cost ................                  --                   --           3,111,859                   --
                                                     ------------         ------------        ------------         ------------

(LOSS) INCOME FROM OPERATIONS ...............          (1,331,914)             256,963         (10,021,715)          (1,677,241)

OTHER INCOME, NET ...........................             332,152              141,391             850,128              407,978
                                                     ------------         ------------        ------------         ------------

(LOSS) INCOME BEFORE INCOME TAX (EXPENSE)
   BENEFIT ..................................            (999,762)             398,354          (9,171,587)          (1,269,263)


INCOME TAX EXPENSE (BENEFIT) ................             222,189               87,932             498,773              (88,450)
                                                     ------------         ------------        ------------         ------------

NET (LOSS) INCOME ...........................        $ (1,221,951)        $    310,422        $ (9,670,360)        $ (1,180,813)
                                                     ============         ============        ============         ============

NET (LOSS) INCOME PER COMMON SHARE
   Basic ....................................        $      (0.10)        $       0.03        $      (0.79)        $      (0.10)
                                                     ============         ============        ============         ============
   Diluted ..................................        $      (0.10)        $       0.03        $      (0.79)        $      (0.10)
                                                     ============         ============        ============         ============

WEIGHTED AVERAGE SHARES USED IN THE
   CALCULATION OF NET (LOSS)
   INCOME PER COMMON SHARE
   Basic ....................................          12,540,336           11,682,336          12,313,491           11,683,634
                                                     ============         ============        ============         ============
   Diluted ..................................          12,540,336           12,108,558          12,313,491           11,683,634
                                                     ============         ============        ============         ============




     See accompanying notes to the interim consolidated financial statements

                                 SRS LABS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                            SEPTEMBER 30,
                                                          -------------------------------         -------------------------------
                                                             2000                1999                2000                1999
                                                          -----------         -----------         -----------         -----------
Net (loss) income ................................        $(1,221,951)        $   310,422         $(9,670,360)        $(1,180,813)
Other comprehensive (loss) income
    Foreign currency translation .................            (82,489)                 --             (81,219)                 --
    Unrealized loss on investments available
      for sale, net of tax .......................                (52)            (18,477)            (12,116)            (89,307)
                                                          -----------         -----------         -----------         -----------
Comprehensive (loss) income ......................        $(1,304,492)        $   291,945         $(9,763,695)        $(1,270,120)
                                                          ===========         ===========         ===========         ===========




     See accompanying notes to the interim consolidated financial statements

                                 SRS LABS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                            ---------------------------------
                                                                                2000                 1999
                                                                            ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................        $ (9,670,360)        $ (1,180,813)
Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash stock issuance cost ..................................           3,111,859                   --
     Depreciation and amortization .................................           1,875,715            1,572,928
     Other .........................................................             (20,512)              42,515
     Increase in deferred stock option compensation ................              88,059              148,022
     Changes in operating assets and liabilities:
         Accounts receivable .......................................             552,613              587,959
         Inventories ...............................................              27,734              265,943
         Prepaid expenses and other current assets .................             349,694            2,213,009
         Accounts payable ..........................................            (508,675)          (7,777,380)
         Accrued liabilities .......................................             369,230              995,943
         Income taxes payable ......................................             146,250               79,094
                                                                            ------------         ------------
     Net cash provided by (used in) operating activities ...........          (3,678,393)          (3,052,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment ......................            (488,338)            (330,851)
Proceeds from sale of investments available for sale ...............           3,000,000            1,000,001
Expenditures related to patents and intangible assets ..............          (1,320,000)            (348,221)
                                                                            ------------         ------------

     Net cash provided by investing activities .....................           1,191,662              320,929

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock .................................           5,000,291                   --
Obligation to issue Preferred Stock in Subsidiary ..................           5,000,000                   --
Proceeds from line of credit .......................................                  --               28,444
Purchase of treasury stock .........................................                  --             (129,031)
Proceeds from exercise of stock options ............................           1,408,063               57,136
                                                                            ------------         ------------

     Net cash provided by (used in) financing activities ...........          11,408,354              (43,451)
                                                                            ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............           8,921,623           (2,775,302)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................          15,969,678           12,341,242
                                                                            ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................        $ 24,891,301         $  9,565,940
                                                                            ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest ......................................................        $    435,056         $    364,085
     Income taxes ..................................................        $    177,191         $         --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
    Unrealized loss on investments, net ............................        $    (12,116)        $    (89,307)

In January 1999, the Company received certain computer equipment and a fully paid-up license for MPEG-1 Technology Core from DVS Inc. in payment for $300,000 of license fees due to the Company for the use of its technologies.


     See accompanying notes to the interim consolidated financial statements

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)


1. GENERAL/BASIS OF PRESENTATION

        SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

        - Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world and through its subsidiary, SRSWOWcast.com, Inc., an internet based business organized in 1999, developing website content employing SRS Labs, Inc. technologies designed to attract website viewers and advertisers; and

        - Through its subsidiary, ValenceTech Limited and its foreign subsidiaries (collectively "Valence"), designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and electronics products for the OEM and retail communities within the Company's targeted markets.

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

2. NET LOSS PER COMMON SHARE

        The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS 128 requires the Company to disclose basic and diluted earnings per share.

3. RECLASSIFICATIONS

        Certain amounts as previously reported have been reclassified to conform to the current period presentation.

4. INVESTMENTS AVAILABLE FOR SALE

        The Company has classified its investments as available-for-sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As of September 30, 2000, the Company's available-for-sale investments had a cost of $6,268,132 and an estimated fair value of $6,295,320, based on quoted market prices. The unrealized gains on these investments of $27,188 net of income taxes of $11,147, are reported as a separate component of stockholders' equity.

5. INTANGIBLE ASSETS

        During the nine months ended September 30, 2000, the Company purchased software and related intellectual property rights for an aggregate purchase price of $1,320,000. The purchases are included in intangible assets in the accompanying financial statements and will be amortized over estimated useful lives between 2 and 5 years.

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

6. OBLIGATION TO ISSUE PREFERRED SHARES IN SUBSIDIARY

        On September 29, 2000, the Company's wholly-owned subsidiary SRSWOWcast.com, Inc. ("SRSWOWcast") and certain investors entered into a Series A Preferred Stock and Warrant Purchase Agreement (the "Agreement") relating to the purchase and sale of up to 3,000,000 shares of SRSWOWcast Series A Convertible Preferred Stock ("Preferred Stock") for a purchase price of $2.00 per share (the "Private Placement"). Pursuant to the Agreement, investors are to receive at the closing of the Private Placement, an immediately exercisable, three year warrant evidencing a right to purchase one-tenth of a share of SRSWOWcast's common stock for each share of Preferred Stock purchased by such investor, exercisable at $2.50 per whole share. Prior to the closing of the Private Placement and pursuant to its terms, SRSWOWcast received $5,000,000 as of September 30, 2000 and, after such date, SRSWOWcast received an additional $1,000,000 (collectively, the "SRSWOWcast Investment"). The closing of the Private Placement, at which the purchase and sale of all 3,000,000 shares of Preferred Stock took place and at which the warrants were issued, occurred in November 2000.

7. CONTINGENCIES

        The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

8. STOCKHOLDERS' EQUITY

        During Fiscal 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock for a period from December 23, 1998 through December 31, 1999. As of December 31, 1999, 71,100 shares had been repurchased at a cost of $263,281. Such repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

        In March 2000, the Company entered into a technology and marketing alliance with Microsoft Corporation ("Microsoft"). In conjunction with this transaction, Microsoft purchased 290,529 shares of the Company's common stock for $17.21 per share or $5,000,000 in the aggregate. The difference between the purchase price and the fair value of the common stock on the date of purchase, totaling approximately $555,000, was recorded as non-cash stock issuance cost by the Company during the quarter ended March 31, 2000. The Company also granted Microsoft warrants to purchase up to 200,000 shares of common stock of the Company and the Company's wholly-owned subsidiary, SRSWOWcast, granted a warrant to purchase up to 1,250,000 shares of its common stock. The fair value of these warrants, aggregating approximately $2,555,000, was recorded as non-cash stock issuance cost by the Company during the quarter ended March 31, 2000.

9. SEGMENT INFORMATION

        The Company operates in three business segments: (a) the development and marketing of technology either in the form of integrated circuits through Valence (ASICs) or the licensing of technologies developed by the Company to original equipment manufacturers and semiconductor manufacturers; (b) the sale of consumer electronic products and components; and (c) the SRSWOWcast internet based business. The Company does not allocate operating expenses or specific assets to the segments described in clauses (a) and (b) above. Therefore, segment information includes only net revenues, cost of sales and gross margin for those segments. The Company's internet-based business generated insignificant revenues and incurred operating losses of $1,059,566 and $2,218,615 for the three month and nine month periods ended September 30, 2000. These losses were composed primarily of sales and

                                 SRS LABS, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

marketing expenses and general and administrative expenses associated with the development of web content, and the promotion and launch of the Company's website.

                                           THREE MONTHS ENDED SEPTEMBER 30, 2000
                                      ----------------------------------------------
                                      CHIPS AND         PRODUCT AND
                                      LICENSING       COMPONENT SALES       TOTAL
                                      ----------      ---------------     ----------
Net revenues .................        $3,871,803        $4,136,104        $8,007,907
Cost of sales ................         1,178,066         3,438,318         4,616,384
                                      ----------        ----------        ----------
Gross margin .................        $2,693,737        $  697,786        $3,391,523
                                      ==========        ==========        ==========

                                           THREE MONTHS ENDED SEPTEMBER 30, 1999
                                      -----------------------------------------------
                                      CHIPS AND         PRODUCT AND
                                      LICENSING       COMPONENT SALES        TOTAL
                                      ----------      ---------------     -----------
Net revenues .................        $4,849,251        $5,167,720        $10,016,971
Cost of sales ................         1,436,632         4,856,434          6,293,066
                                      ----------        ----------        -----------
Gross margin .................        $3,412,619        $  311,286        $ 3,723,905
                                      ==========        ==========        ===========

                                           NINE MONTHS ENDED SEPTEMBER 30, 2000
                                      -----------------------------------------------
                                      CHIPS AND         PRODUCT AND
                                      LICENSING       COMPONENT SALES        TOTAL
                                      ----------      ---------------     -----------
Net revenues .................        $9,611,135        $12,180,530       $21,791,665
Cost of sales ................         2,961,730         10,770,820        13,732,550
                                      ----------        -----------       -----------
Gross margin .................        $6,649,405        $ 1,409,710       $ 8,059,115
                                      ==========        ===========       ===========

                                            NINE MONTHS ENDED SEPTEMBER 30, 1999
                                      -----------------------------------------------
                                      CHIPS AND         PRODUCT AND
                                      LICENSING       COMPONENT SALES        TOTAL
                                      ----------      ---------------     -----------
Net revenues .................        $12,408,799       $13,455,140       $25,863,939
Cost of sales ................          3,441,415        12,898,592        16,340,007
                                      -----------       -----------       -----------
Gross margin .................        $ 8,967,384       $   556,548       $ 9,523,932
                                      ===========       ===========       ===========

10. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities and redefining interest rate risk to reduce sources of ineffectiveness. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the implementation of SAB No. 101 to have an effect on its revenue recognition policy.

        In March 2000, FASB issued Interpretation No. ("FIN") 44 of Accounting Principles Board Opinion No. 25 "Accounting for Certain Transactions Involving Stock Compensation", which, among other things, addresses accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). FIN 44 applies to modifications made after December 15, 1998, and will be applied prospectively as of July 1, 2000. FIN 44 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        SRS Labs, Inc. is a developer and provider of technology solutions for the consumer electronics, computer, game and telecommunications markets. The Company's principal business activities in these markets include:

        - Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world and through its subsidiary, SRSWOWcast.com, Inc., ("SRSWOWcast") an internet based business organized in 1999, developing website content employing SRS Labs, Inc. technologies designed to attract website viewers and advertisers; and

        - Through its subsidiary, ValenceTech Limited and its foreign subsidiaries (collectively, "Valence"), designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMS; and designing, distributing and manufacturing components, sub-assemblies and finished goods for the OEM and retail communities within the Company's targeted markets.

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

        During the fiscal year ended December 31, 1999 ("Fiscal 1999"), the Company re-engineered its business model and operational structure. Valence Technology, Inc., while continuing to expand its ASICs business, exited certain of the lower margin distribution product lines and directed more of its resources to develop and market solutions that integrate the SRS technologies. With respect to its licensing business, the Company changed its focus from entering into technology licenses with PC chip manufacturers to developing a new business model which focuses on Internet radio. This new focus resulted in the Company launching the WOWThing product family and establishing a new wholly-owned subsidiary, SRSWOWcast, to be the platform to launch this business. In March 2000, Microsoft Corporation ("Microsoft") and the Company entered into a strategic alliance whereby Microsoft and the Company entered into a License Agreement relating to the Company's WOW Technology. The License Agreement has facilitated the incorporation of the WOW Technology into the Windows 2000 Media Player and a click-through hyper-link on the interface of the Windows Media Player to the SRSWOWcast.com website. In addition, Microsoft made an equity investment into the Company and was granted a warrant to purchase additional shares of the Company's common stock as well as a warrant to purchase shares of common stock in SRSWOWcast.

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

        SRS currently operates in three business segments: (a) the development and marketing of technology in the forms of integrated circuits designed and distributed through Valence and the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers, (b) the sale of consumer electronic products and components, and (c) the SRSWOWcast internet based business. A summary of the Company's operations and activities by business segment is included in the accompanying notes to the interim consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    Revenues

        Chip and licensing revenue consists of design fees and sales of ASICs by Valence to OEM manufacturers and sales of general purpose integrated circuits ("IC"s) designed by the Company under the brand name ASP Microelectronics. Licensing revenues are royalties generated primarily from the license of the Company's audio technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Product and component sales primarily represent (a) the manufacture and sale of Valence's own branded product line of VCD players, amplifiers, and game products and (b) the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and China markets.

        Total revenues for the three months ended September 30, 2000, were $8,007,907, compared to $10,016,971 for the same period in the prior year, a decrease of $2,009,064, or 20%. The decrease was due primarily to lower demand during the quarter for the Company's ASIC design services and products, which are order specific and custom in nature, and subject to variability based on timing of customer orders, and to a decrease in licensing revenue during the quarter compared to the same period in the prior year. Revenues generated by the Company's internet based business were not significant during the quarter ended September 30, 2000.

        Product and component revenues decreased $1,031,616, or 20%. This decrease is consistent with the Company's strategy to exit certain of its low margin distribution product lines in order to focus resources on expansion of its ASIC business and integration of SRS technologies into its products.

    Gross Margin

        Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. For the three months ended September 30, 2000, the gross margin percentage increased to 42%, compared to 37% for the same period in the prior year. The increase in margin percentage is attributable to the shift away from low margin distribution product lines partially offset by higher ASIC fabrication costs within the chip and licensing product lines. Higher ASIC fabrication costs are a result of higher worldwide demand for semiconductors and limited fabrication capacity. The Company expects that gross margins in future quarters will continue to be negatively impacted by higher fabrication costs.

    Sales and Marketing

        Sales and marketing expenses consist primarily of employee salaries and sales consultants' fees and related expenses, sales commissions, advertising, and product promotion. Sales and marketing expenses were $1,913,199 for the three months ended September 30, 2000 compared to $1,027,296 for the same prior year period, an increase of $885,903, or 86%. The increase is due primarily to spending associated with the development and promotion of the SRSWOWcast.com website ("website") and creation of program content for such website. The website was launched July 18, 2000 and it is the Company's expectation that sales and marketing expenses will continue to increase as a result of the expansion and growth of SRSWOWcast.com business operations.

    Research and Development

        Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,087,849 for the three months ended September 30, 2000 compared to $1,026,822 for the same prior year period, an increase of $61,027, or 6%. Research and development expenses may increase in the future as a result of ongoing product development efforts and activity related to the expansion and growth of SRSWOWcast.com business operations and expansion of consumer products incorporating the Company's WOW technology.

    General and Administrative

        General and administrative expenses consist primarily of employee-related expenses, legal costs and patent and intangible asset amortization costs. General and administrative expenses were $1,722,389 for the three months ended September 30, 2000 compared to $1,412,824 for the same prior year period, an increase of $309,565 or 22%. The increase is due primarily to expenses associated with the launch of SRSWOWcast plus higher salaries and benefits, legal, and other administrative expenses in the Company's core licensing business.

    Other Income, Net

        Net other income consists primarily of interest income, interest expense and foreign currency transaction gains and losses. Net other income was $332,152 for the three months ended September 30, 2000 compared to $141,391 for the same prior year period, an increase of $190,761 or 135%. The increase is primarily due to higher interest income which is attributable to higher average cash and investment balances during the current year quarter.

    Provision for Income Taxes

        The income tax expense for the three months ended September 30, 2000 was $222,189 compared to $87,932 for the same prior year period. Commencing in the fiscal year ending December 31, 2000, the Company recorded a tax provision at statutory tax rates in the Asian countries where Valence has its principal business operations. In Fiscal 1999, the Company recognized tax benefits related to domestic operations in connection with federal refundable taxes which could be recovered through a net operating loss carryback.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    Revenues

        Total revenues for the nine months ended September 30, 2000, were $21,791,665, compared to $25,863,939 for the same period in the prior year, a decrease of $4,072,274, or 16%. The decrease was due primarily to lower demand during the period for the Company's ASIC design services and products, which are order specific and custom in nature, and subject to variability based on timing of customer orders, and to a comparative decrease in licensing revenue during the period resulting from the Company's recording of a large one-time technology transfer fee in the second quarter of 1999, and to a decline in licensing fees generated by computer manufacturer related activity for the period. Revenues generated by the Company's internet based business were not significant during the nine months ended September 30, 2000.

        Product and component revenues decreased $1,274,610, or 9%. This decrease is consistent with the Company's strategy to exit certain of its low margin distribution product lines in order to focus resources on expansion of its ASIC business and integration of SRS technologies into its products.

    Gross Margin

        For the nine months ended September 30, 2000, the gross margin percentage increased to 37.0%, compared to 36.8% for the same period in the prior year. The increase in margin percentage is attributable to the strategy to exit certain of its low margin distribution product lines offset somewhat by higher ASIC fabrication costs during the nine months ended September 30, 2000. The Company expects that gross margins within the chip and licensing category will continue to be negatively impacted by higher fabrication costs.

    Sales and Marketing

        Sales and marketing expenses were $4,620,676 for the nine months ended September 30, 2000, compared to $3,176,782 for the same period in the prior year, an increase of $1,443,894 or 45%. The increase is due primarily to spending during the second and third quarters of 2000, associated with the development and promotion of the SRSWOWcast.com website, and creation of program content for the website. The website was launched July 18, 2000, and it is the Company's expectation that sales and marketing expenses will continue to increase as a result of the expansion and growth of SRSWOWcast.com business operations.

    Research and Development

        Research and development costs were $3,011,946 for the nine months ended September 30, 2000, compared to $3,097,746 for the same period in the prior year, a decrease of $85,800, or 3%. The decrease is due primarily to lower staffing levels at Valence. Research and development costs may increase in the future as a result of ongoing product development efforts.

    General and Administrative

        General and administrative costs were $7,336,349 for the nine months ended September 30, 2000, compared to $4,926,645 for the same period in the prior year, an increase of $2,409,704, or 49%. The increase is primarily due to compensation costs incurred as a result of the resignation of an employee of Valence, accelerated amortization of intellectual property incorporating outdated technologies, higher legal and employee related expenses associated with the launch of SRSWOWcast, postponed IPO related expenses, plus higher salaries and benefits, legal, and other administrative expenses in the Company's core licensing business.

        Amortization expense related to intangible assets associated with the Valence acquisition was $998,388 for both the nine month periods ended September, 30, 2000 and 1999, and is included in general and administrative expenses.

    IPO related expenses

        On March 3, 2000, the Company filed an application to list the common shares of Valence on the Growth Enterprise Market of the Hong Kong Stock Exchange (the "GEM"), in order to sell a minority interest in Valence to the public. The initial public offering was targeted for completion in the second quarter of 2000. However, due to negative market conditions affecting equity markets worldwide, including the GEM, the Company elected to postpone the offering indefinitely. Offering costs incurred by the Company, comprised primarily of legal, accounting and underwriting fees, totaled $1,142,175 as of September 30, 2000. These costs are included in general and administrative expense in the accompanying financial statements.

    Non-cash Stock Issuance Costs

        In March 2000, the Company entered into a technology and marketing alliance with Microsoft Corporation. In conjunction with this transaction, Microsoft purchased shares of common stock of the Company and was issued warrants to purchase additional shares of common stock of the Company and of its subsidiary, SRSWOWcast. As a result of the transaction, the Company recognized one-time, non-cash charges totaling $3,111,859. See Note 8 of the Notes to the Interim Consolidated Financial Statements for more information concerning the Microsoft transaction.

    Other income, Net

        Net other income was $850,128 for the nine months ended September 30, 2000, compared to $407,978 for the same period in the prior year, an increase of $442,150 or 108%. The increase is due primarily to higher interest income associated with higher cash and investment balances, and favorable foreign currency transaction gains.

    Income Taxes

        The income tax expense for the nine months ended September 30, 2000 was $498,773 compared to a tax benefit of $88,450 for the same period in the prior year. Commencing in the fiscal year ended December 31, 2000, the Company recorded a tax provision at statutory tax rates in the Asian countries where Valence has its principal business operations. In Fiscal 1999, the Company recognized tax benefits related to domestic operations in connection with federal refundable taxes which could be recovered through a net operating loss carry back.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of liquidity at September 30, 2000 consisted of cash, cash equivalents and investments aggregating $31,186,621, as well as borrowings available under its credit facilities. At December 31, 1999, the Company had cash, cash equivalents and long-term investments of $25,312,411. In March 2000, the Company sold shares of its common stock to Microsoft Corporation, for aggregate cash proceeds of $5,000,000 (See Note 8 to the Interim Consolidated Financial Statements). In November 2000, the Company's wholly-owned subsidiary, SRSWOWcast sold to investors 3,000,000 shares of its Series A Convertible Preferred Stock for an aggregate amount of $6,000,000 and granted warrants to purchase shares of SRSWOWcast common stock to such investors at an exercise price of $2.50 per share (the "SRSWOWcast Investment"). All proceeds from the SRSWOWcast Investment will be used exclusively by SRSWOWcast. (See Note 6 to the Interim Consolidated Financial Statements.)

        The Company's operating activities utilized $3,678,393 in cash for the nine months ended September 30, 2000, and $3,052,780 for the nine months ended September 30, 1999. The use of cash in operations for the nine months ended September 30, 2000 was primarily due to the Company's loss from operations for the period, after adjustment for non-cash charges related to the Microsoft transaction, depreciation and amortization. The net increase in cash and cash equivalents of $8,921,623 for the period is attributable primarily to the receipt of funds from the SRSWOWcast Investment, proceeds from the sale of long-term investments, proceeds from stock option exercises and proceeds from the sale of the Company's common stock to Microsoft.

        In March 1998, the Company obtained a revolving line of credit (and letter of credit facility) with a bank that expires on April 1, 2001 and is secured by certain of the Company's cash, cash equivalents and investments. As of September 30, 2000, approximately $5,930,000 million in cash and cash equivalents and $6,295,000 million in investments were pledged as collateral for the line of credit. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate or LIBOR plus 0.75%. The Company had $8.0 million outstanding under the line of credit as of September 30, 2000. The collateral requirements under the above referenced credit facility may have the effect of restricting the amounts of cash available to pay dividends.

        In November 1999, Valence obtained a credit facility with a bank that provides for borrowings aggregating approximately $5,000,000. The facility has no fixed expiration date and is collateralized by certain of Valence's assets on deposit with the bank. The facility provides for a variety of import/export trade instruments which bear interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility also provides for a revolving line of credit of up to U.S. $3,500,000 which bears interest at 1.25% over the related collateral deposit interest rate. At September 30, 2000, there were no obligations outstanding under this credit facility.

        The Company anticipates that its primary uses of working capital in future periods will be to acquire new technologies, to fund increased costs for additional sales and engineering headcount and marketing activities associated with the introduction of new technologies and products into the market and, notwithstanding the Company's decision in June 2000 to indefinitely postpone the ValenceTech Limited public offering, to expand Valence's core business. The Company expects that the proceeds from the SRSWOWcast Investment will fund operations of SRSWOWcast for at least the next 12 months.

        Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investments and/or available borrowings under its credit facilities, together with any amounts generated from operations and amounts received from the SRSWOWcast Investment, will be sufficient to meet the Company's cash requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Quarterly Fluctuations

        The Company's operating results may fluctuate from those in prior quarters and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company's licensees incorporate the Company's technologies into their products; the timing of orders from and the shipments to major customers; the timing of new product introductions by the Company; the gain or loss of significant customers; competitive pressures on selling prices; the market acceptance of new or enhanced versions of the Company's technologies; the rate that the Company's semiconductor licensees manufacture and distribute chips to product manufacturers; results of operations of SRSWOWcast; and fluctuations in general economic conditions, particularly those affecting the consumer electronics market. Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in the market has impacted the Company's revenues and net income. In particular, the Company believes that there is seasonality relating to the Christmas season, generally, and the Chinese New Year within the Asia region, which fall into the fourth and first quarters, respectively. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

        The ASIC business' revenue is concentrated in a limited number of customers in the areas of consumer electronics, communications products, computers and computer peripherals. As such, the loss of any such customers or any bad debt arising from them may have a material adverse impact on the Company's financial condition and results of operation. Beginning in Fiscal 1999, Valence began to exit from certain lower margin product offerings in the distribution side of the business and has begun developing and distributing products that are related to or incorporate the Company's proprietary technologies. As a result, the immediate loss in revenue of the low margin distribution business will not be entirely offset by the new proprietary technology based products, which will take time to develop and be introduced into the marketplace. There can be no assurance that the Company will be able to quickly introduce new products to offset the loss in revenue or that the new products developed will receive favorable market acceptance.

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

    Internet Business

        The Company launched its Internet business with the formation of SRSWOWcast. SRSWOWcast plans to develop and acquire engaging and audio based content to generate and retain visitor traffic to its web site. The revenue of SRSWOWcast.com will, in turn, depend on fees charged to third party businesses for advertising on the site as well as e-commerce products sold to visitors to the site. However, there can be no assurance that SRSWOWcast.com will be able to develop or acquire the content necessary to attract significant Internet traffic or able to generate substantial revenue from advertising and e-commerce.

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

        The Hong Kong dollar has remained relatively constant due to the US dollar peg and currency board system that has been in effect in Hong Kong since 1983. Since mid-1997, interest rates in Hong Kong have fluctuated significantly and real estate and retail sales have declined. The Company can give no assurance that the Hong Kong economy will not worsen or that the historical currency peg of the Hong Kong dollar to the U.S. dollar will be maintained. Continued recession in Hong Kong, deflation or the discontinuation of the currency peg could adversely affect the Company's business.

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

FOREIGN CURRENCY

        The Company has subsidiary operations in Hong Kong and China, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its Asian subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in Fiscal 1999 and for the nine months ended September 30, 2000, due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar, and the exchange rate remained relatively constant throughout such periods. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

INTEREST RATES

        The Company's credit facilities bear interest ranging from the lending bank's prime rate to LIBOR plus 1.75%. The interest rate on the balance of $8.0 million outstanding at September 30, 2000 was 7.5%. If interest rates were to increase by 10%, the impact on the Company's consolidated financial statements would be additional interest expense of approximately $15,000 per quarter.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

USE OF PROCEEDS

        The effective date of the Company's initial public offering of its Common Stock was August 8, 1996 (SEC Registration No. 333-4974-LA). During the third quarter of Fiscal 2000, the Company utilized $113,234 of the $22,052,955 net offering proceeds for working capital. The table below sets forth at September 30, 2000, the amount of the net offering proceeds used for the purposes noted in the table.

                                                        DIRECT OR INDIRECT PAYMENTS TO DIRECTORS,
                                                       OFFICERS, GENERAL PARTNERS OF THE ISSUER OR
                                                     THEIR ASSOCIATES, TO PERSONS OWNING TEN PERCENT
                                                        OR MORE OF ANY CLASS OF EQUITY SECURITIES              DIRECT OR INDIRECT
                                                     OF THE ISSUER, AND TO AFFILIATES OF THE ISSUER            PAYMENTS TO OTHERS
                                                     ----------------------------------------------            ------------------
  Construction of plant, building
    and Facilities.................................                        --                                             --
  Purchase and installation of machinery
    and Equipment..................................                        --                                             --
  Purchase of real estate..........................                        --                                             --
  Acquisition of other business(es)/
    assets.........................................                        --                                      9,714,222(1)
  Repayment of indebtedness........................                        --                                             --
  Working capital..................................                        --                                     $8,485,709
  Temporary investment (cash and
    municipal bonds)...............................                        --                                     $3,853,024

------------

(1) During the second quarter of Fiscal 1998, the Company utilized $500,000 of the net offering proceeds as part of the consideration to acquire assets related to the Circle Surround technology. During the first quarter of Fiscal 1998, the Company utilized an aggregate of $7,894,222 in connection with two other acquisitions. During the nine month period ended September 30, 2000, the Company utilized approximately $1,320,000 of the net offering proceeds as consideration for the purchase of software and related intellectual property rights.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Report.

  EXHIBIT
   NUMBER       DESCRIPTION
   ------       -----------
    10.1        Settlement and Release Agreement by and among Thomas Wah Tong
                Wan, the Company and ValenceTech Limited dated July 27, 2000.

    10.2        Series A Preferred Stock and Warrant Purchase Agreement dated
                September 29, 2000 between SRSWOWcast.com, Inc. and the Investors named on Schedule A to the Series A Preferred Stock and Warrant
                Purchase Agreement.

    10.3        Investor Rights Agreement dated as of September 29, 2000 between
                SRSWOWcast.com, Inc. and the persons whose names appear on the Signature Page to the Investor Rights Agreement.

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

                                       SRS LABS, INC.,
                                       a Delaware corporation


Date: November 6, 2000                 By:     /s/   JOHN AUYEUNG
                                          ----------------------------------
                                                     John AuYeung
                                               Executive Vice President,
                                               Chief Operating Officer,
                                               Chief Financial Officer,
                                               Treasurer and Secretary
                                              (Authorized Signatory and
                                             Principal Financial Officer)

                                  EXHIBIT INDEX

  EXHIBIT
   NUMBER       DESCRIPTION
   ------       -----------
    10.1        Settlement and Release Agreement by and among Thomas Wah Tong
                Wan, the Company and ValenceTech Limited dated July 27, 2000.

    10.2        Series A Preferred Stock and Warrant Purchase Agreement dated
                September 29, 2000 between SRSWOWcast.com, Inc. and the Investors named on Schedule A to the Series A Preferred Stock and Warrant
                Purchase Agreement.

    10.3        Investor Rights Agreement dated as of September 29, 2000 between
                SRSWOWcast.com, Inc. and the persons whose names appear on the Signature Page to the Investor Rights Agreement.

    27          Financial Data Schedule.