Form 10-K
period 2000-12-31
SRS LABS INC
filed 2001-03-29
CIK 1016470

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                               ----------------

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      or

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission File Number 0-21123

                                SRS LABS, INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

              Delaware                               36-0714264
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)              Identification No.)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $22,918,017 (computed using the closing price of $3.00 per share of Common Stock on March 15, 2001, as reported by the Nasdaq Stock Market).

   There were 12,581,744 shares of the registrant's Common Stock, par value $.001 per share, outstanding on March 15, 2001. Of that amount, 71,100 shares were held as treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2001 are incorporated by reference in Part III of this Form 10-K.

===============================================================================

                                SRS LABS, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                       PART I
 Item 1.    Business....................................................     3

 Item 2.    Properties..................................................    15

 Item 3.    Legal Proceedings...........................................    16

 Item 4.    Submission of Matters to a Vote of Security Holders.........    16

                                       PART II

            Market for Registrant's Common Equity and Related
 Item 5.    Stockholder Matters.........................................    17

 Item 6.    Selected Financial Data.....................................    19

            Management's Discussion and Analysis of Financial Condition
 Item 7.    and Results of Operations...................................    20

 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..    32

 Item 8.    Financial Statements and Supplementary Data.................    33

            Changes in and Disagreements With Accountants on Accounting
 Item 9.    and Financial Disclosure....................................    57

                                      PART III

 Item 10.   Directors and Executive Officers of the Registrant..........    57

 Item 11.   Executive Compensation......................................    57

            Security Ownership of Certain Beneficial Owners and
 Item 12.   Management..................................................    57

 Item 13.   Certain Relationships and Related Transactions..............    57

                                       PART IV

            Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14.   8-K.........................................................    58

 Signatures ............................................................    63

   This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management's current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Factors That May Affect Future Results" in Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                                    PART I

Item 1. Business

Overview

   SRS Labs, Inc. ("SRS Labs") was incorporated in the State of California on June 23, 1993 and reincorporated in the State of Delaware on June 28, 1996. The Company's telephone number is (949) 442-1070, and its executive offices are located at 2909 Daimler Street, Santa Ana, California 92705.

   SRS Labs is a developer and provider of audio and voice technology solutions for the consumer electronics, home theater, computer, game, Internet and telecommunications markets. For the fiscal year ended December 31, 2000 ("Fiscal 2000"), principal business activities in these markets included:

  . Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world;

  . Through its majority-owned subsidiary, SRSWOWcast.com, Inc.
    ("SRSWOWcast"), licensing of audio and voice enhancement technology solutions for the internet and telecommunications markets; and

  . Through its wholly-owned subsidiary, ValenceTech Limited and its foreign subsidiaries (collectively, "Valence"), designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and finished goods for targeted markets within selected OEM and retail communities.

   SRS Labs and its majority-owned and wholly-owned subsidiaries together are hereby collectively referred to as the "Company".

   The Company was formed in 1993 by purchasing all rights and assets of various audio and speaker technologies from the Hughes Aircraft Company ("Hughes"). The Company successfully completed its initial public offering in August 1996, raising approximately $22 million. From the Company's inception in 1993 until February 1998, the Company derived substantially all of its revenues from audio technology licensing activities for the consumer electronics, computer and game markets. The primary technologies that contributed to revenue during that period were SRS(R) (Sound Retrieval System(R)) ("SRS"), which produces a 3D sound-enhanced stereo image from any mono or stereo source, and TruSurround, a "virtual" audio technology which processes multi-channel surround sound through any standard pair of stereo speakers.

   On March 2, 1998, the Company acquired 100% of the outstanding stock of Valence Technology Inc. (a British Virgin Islands holding company ultimately succeeded by Valence), which had its principal business operations and office locations in Hong Kong and the Peoples Republic of China (the "PRC"). This acquisition significantly expanded the Company's business activities from the original licensing model to include the design, manufacture and marketing of chips, components and products.

   In addition to the acquisition of Valence, during the fiscal year ended December 31, 1998 ("Fiscal 1998"), the Company acquired two additional technologies. In the first quarter of Fiscal 1998, the Company acquired certain rights to Voice Intelligibility Processor ("VIP"), a patented voice processing technology that improves the intelligibility of the spoken voice, especially in high ambient noise environments. In the following quarter of Fiscal 1998, the Company acquired certain rights to Circle Surround, a patented audio delivery system that allows multi-channel surround sound to be encoded into a two-channel stereo format and allows an encoded two-channel audio source to be decoded into a multi-channel surround format.

   During Fiscal 2000, the Company developed its SRSWOWcast website thereby launching its internet-based business. Initially, SRSWOWcast's business plan was focused on developing and acquiring audio based content to generate and retain visitor traffic to its website in order to sell advertising and e-commerce products. Recently, the Company changed its Internet strategy to focus on the licensing of the Company's audio and voice enhancement technology solutions for Internet streaming, 3G wireless, Voice over Internet Protocol ("VoIP") and telephony applications.

Key Business Developments in Fiscal 2000

   In March 2000, Microsoft Corporation ("Microsoft") and the Company entered into a strategic alliance relating to the Company's WOW TM Technology. In connection with this alliance, Microsoft purchased 290,529 shares of the Company's common stock for $17.21 per share or $5,000,000, received warrants to purchase additional shares of the Company's common stock, warrants to purchase common stock of SRSWOWcast and received licensing rights to include WOW in any of their products for a three year term. As a result of this alliance, Microsoft embedded the Company's WOW technology into their newest generation Windows Media Player 7 and placed the SRS Logo and WOW controls directly on the Media Player interface. The technology was prominently featured with a Media Player 7 Interface in the form of the SRS Labs logo that hyperlinks to the Company's technology page in the SRSWOWcast website. Placement of the SRS Logo on the Media Player 7 marks an unprecedented move by Microsoft to feature third party logos on the Media Player 7.

   While Microsoft was incorporating the Company's WOW technology in the Windows Media Player 7, the Company's Internet technology subsidiary began to develop its SRSWOWcast website and the technology page that is directly linked from the SRS logo on the Media Player. Both Media Player and the SRSWOWcast website launched simultaneously on July 18, 2000. The Company's technology receives significant exposure to current and prospective licensing customers due to the alliance with Microsoft and the SRSWOWcast website continues to receive over 750,000 unique visitors per month to the technology page as a result of the Media Player link. In addition, the Microsoft Media Player 7 with WOW is included in the Windows ME operating system and the WOW technology is currently in the Beta version of the Microsoft Windows Media Player 8.

   Valence continued to execute on the previous year's strategy to de-emphasize lower-margin distribution activities in favor of higher-margin, award-winning ASIC chip design business and general purpose branded chip products.

   Valence also began work on developing its own digital signal processor ("DSP") during Fiscal 2000 that will support the Company's audio and voice technologies. This DSP is expected be available in the second half of 2001. Valence continues to incorporate the Company's audio and voice-related technologies into its product offerings thereby leveraging on the strengths offered by the SRS Labs' patented technology portfolio.

   On March 3, 2000, Valence (the successor entity to Valence Technology Inc. for purposes of listing common shares on the Growth Enterprise Market of the Hong Kong Stock Exchange (the "GEM") filed an application to list its common shares on the GEM in connection with an initial public offering (the "GEM Offering"). In June 2000, the Company decided not to proceed with the GEM Offering based upon the weaker than expected response by institutional investors and market conditions in Hong Kong and to continue to expand Valences' core business utilizing available working capital. The Company does not anticipate a significant adverse financial impact from its decision to postpone the GEM Offering. The Company will continue to evaluate its future financing options in both domestic and foreign capital markets.

   During Fiscal 2000, the Company continued to develop consumer products incorporating SRS Labs' patented technology portfolio. In addition, licensing partners also continued to produce consumer products incorporating SRS Labs' technologies. Some of the better known consumer products incorporating SRS technologies in consumer products to date include the Kenwood receiver, the Sony Walkman, Philips and Sony digital video disc ("DVD") players, as well as Hitachi TVs. In addition to these consumer products, the Company continues to develop relationships with key licensees including industry manufacturers Loewe, ST Microelectronics and TCE in Europe; Yamaha and Marantz in Japan; Konka and TCL in the PRC; Samsung Electronics Co., Ltd. ("Samsung") and LG in Korea and Cirrus Logic, Lucent and Peavey in the United States.

Description of the Company's Business

   The Company operates in three business segments: (a) the development and marketing of technology either in the form of ASICs through Valence or the licensing of technologies developed by the Company to original equipment manufacturers and semiconductor manufacturers; (b) the sale of consumer electronic products and components; and (c) the SRSWOWcast internet-based business. A summary of the Company's operations and activities by business segment and geographic area is set forth below. The financial information for business segments and geographic areas is included in this Report under "Item
8. Financial Statements and Supplementary Data" in Note 10 to the Notes to Consolidated Financial Statements. Reference also is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results" for a discussion relating to certain business risks relating to the business of the Company and its subsidiaries.

   In Fiscal 2000, in the fiscal year ended December 31, 1999 ("Fiscal 1999") and in Fiscal 1998, chip and licensing revenue accounted for 46.8%, 52.0% and 35.2%, respectively, of consolidated revenue and product and component sales revenues accounted for 53.2%, 48.0% and 64.8% of consolidated revenue, respectively. The Company's internet-based business generated insignificant revenues in Fiscal 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional discussion relating to the Company's revenues for the periods indicated. For Fiscal 2000, a single customer, STD Manufacturing, accounted for 13.6% of the Company's consolidated revenues and 29.0% of its chip and licensing revenues.

Technology Solutions and Licensing

   Design and Sale of Integrated Circuits

   The Company, through Valence, designs and sells custom analog, digital and mixed signal ASICs for OEM customers worldwide. Applications for these ASICs include consumer audio and video electronic products, Internet appliances, electronic educational toys, video game players, car audio systems, set-top boxes, video compact disc ("VCD") and DVD players, smart-cards, cordless telephone sets, speakers, digital power amplifiers, and pagers. Based in the PRC and Hong Kong, over 20 engineers, with state-of-the-art equipment and software, support Valence's custom chip design capabilities. Valence sells these custom designed chips to its contracted customers, outsourcing the manufacturing to a network of fabrication partners throughout Asia Pacific, including Chartered Semiconductor, Samsung and Tower Semiconductor Limited in Israel. As of December 2000 and 1999, the backlog of orders for ASIC design work to non-affiliated parties was $738,841 and $828,052, respectively. The Company expects that all or substantially all of the current backlog orders for Fiscal 2000 will be completed in Fiscal 2001.

   Valence's ASIC customers include industry leading consumer electronics, telecommunications, game and personal computer manufacturers in North America and Europe, as well as in Asia Pacific. Due to nondisclosure agreements, specific current customers cannot be disclosed, but previous design projects have been performed for such international companies as Creative Technology Limited, Innovision Research and Technology Limited, National Semiconductor Corporation, Raytron Inc., Toshiba Corporation, System LSI Division and Utron Technology Inc. Under many of the design contracts, Valence negotiates to retain ownership of the specific designs. These designs form a significant library of intellectual property that can be used in future projects.

   In addition to performing contract design work, Valence designs, produces and sells integrated circuits ("ICs") to OEMs of consumer electronics, games, telecommunication and personal computer equipment in Asia Pacific under the brand name ASP. The general purpose integrated circuits offered include micro-controllers with EPROM and ROMs for DVD Players, set-top box receivers and audio/video equipment; ICs for telecommunication and game equipment; small signal transistors and ICs used mainly in the manufacture of consumer products such as television sets, radios, telephones, computer mother boards, add-on boards and audio hi-fi systems. The products created are based upon management's analysis of trends in the market, knowledge gained from long standing relationships with customers and overall business experience. Many of these products are developed by capitalizing upon Valence's custom design libraries.

   Currently, a DSP is under development by Valence to be sold under their own brand name which will be compatible with SRS Labs' audio and voice technologies -- thus providing a total audio or voice solution to both Valence and SRS Labs customers. This DSP is expected to be available in the second half of 2001.

   Technologies and Licensing

   The Company's technology portfolio covers a wide range of audio, voice and speaker technologies. The Company licenses these technologies to product and semiconductor manufacturers, as well as develops and markets implementation options and finished goods that feature these proprietary and patented technologies.

   The Company's technology strategy continues to be the development, acquisition and licensing of audio and voice technologies to product and semiconductor manufacturers in the consumer electronics, home theater, computer, game, Internet, voice, wireless and telecommunications markets around the world. By providing a continuous stream of patented audio and voice technologies, enhancing relationships with existing licensees and creating a strong brand awareness in order to attract new licensees, the Company believes that it will strengthen its market position as a world leader in audio and voice technology.

   The Company's technologies may be implemented in a variety of methods, including discrete analog components, chip modules, analog semiconductors, DSP's and software. These various implementation options offer customers significant flexibility when incorporating the Company's technologies into products. The markets which the Company's technologies address include a wide variety of audio and voice-related consumer products such as TVs, computers, stereo receivers, DVD, MP3 and CD players, VCRs, video games, musical instruments, cellular phones, cordless phones, voice portals, public address equipment and car audio equipment. The markets for these consumer electronics products are highly competitive and generally dominated by large manufacturers. The Company provides technology to these manufacturers who need to differentiate their products by continually adding new features and increasing product performance.

   License agreements for the Company's technologies have terms that typically range from one to ten years and require per unit royalty payments for all products implementing the Company's technologies. Certain agreements provide for a fixed annual or quarterly royalty payment instead of a per-unit payment. License agreements also specify the use of the Company's trademarks and logos on the front of the product, within the packaging and in the user's manual. Agreements also require product review and approval by the Company to guarantee the quality of the technology implementation and the display of Company logos and trademark verbiage. This ensures that quality and the Company's brand awareness is elevated in the marketplace. The agreements do not have volume requirements and may be terminated by the licensees or the Company without substantial financial penalty.

   The Company's licensing model most often employs a two-tiered system whereby semiconductor manufacturers are licensed to build and sell semiconductor implementations of the Company's technology solutions. These semiconductor technology solutions are then sold by the semiconductor licensees to consumer product manufacturers. The consumer product manufacturers also enter into licensing arrangements with the Company for the use of its technology solutions and display of the Company's trademarks. Under this two-tiered licensing method, consumer product licensees are free to choose a semiconductor solution from a number of choices that best suit their requirements and matches their price expectations. The Company receives royalties from the use of its technologies by a consumer product manufacturer either directly by the consumer product manufacturer or by the semiconductor licensee. Many major consumer product manufacturers having licenses for the use of one or more of the Company's technologies pay royalties directly to the Company. However, this methodology is not well established in the computer multimedia industry or the PRC consumer electronics marketplace. To address these market conditions, the Company implements an alternate royalty collection method, whereby the royalty is "bundled" into the cost of the semiconductor product and remitted to the Company when the semiconductor product is sold to the consumer product manufacturer. This methodology simplifies the business process for the consumer product manufacturer, the semiconductor manufacturer and the Company. Under this model, the royalty is remitted directly to the Company by the semiconductor manufacturer after the chip has been delivered to the product manufacturer. The Company determines which licensing model to follow based on factors involving mutual discussions with the semiconductor and consumer product manufacturing licensees, the particular market segment involved, the particular region where the products are manufactured and sold and/or other factors.

   Portfolio of Audio and Voice Technologies

   The portfolio of audio, voice and speaker technologies developed or acquired by the Company includes SRS(R), TruSurround, FOCUS(R), Baser(R), ORB(R), AVT TM, VIP TM, Circle Surround(R) ("CS"), SRS Headphone TM,
TruBass TM, WOW TM, WOWVoice TM and NuVoice TM. These technologies are described below. SRS, TruSurround and FOCUS are currently the subject of numerous license agreements and are actively marketed by the Company. Baser and ORB, speaker technologies that were included in the original technology acquisition from Hughes, and AVT have not been actively promoted. VIP and CS, acquired during the first and second quarters of Fiscal 1998, respectively, saw marketing efforts begin to generate license agreements starting in Fiscal 1999 leading to revenue contributions for Fiscal 2000. SRS Headphone, WOW, and TruBass were developed internally and were introduced to the marketplace in Fiscal 1998 but have not yet contributed significantly to revenues. Licensing royalties associated with SRS, TruSurround, FOCUS, VIP, CS and technology transfer fees for new technologies have accounted for virtually all of the Company's licensing revenues to date. More background information concerning the Company's technology portfolio follows.

  . SRS 3D Sound

   SRS 3D Sound is one of the world's leading 3D audio enhancement technologies. The patented technology broadens any mono or stereo audio signal and creates a realistic 3D sound image from just two standard stereo speakers. SRS is based on the fundamentals of the human hearing system and recreates the multitude of spatial cues that are present in a live listening environment but are lost in recording and playback. SRS dramatically widens the "sweet spot" associated with traditional stereo; therefore does not require the listener to be positioned in a specific location to experience the immersive 3D sound image. It is commonly used in television sets providing each member of the family sitting in different parts of a room with a virtual surround sound listening experience.

   The technology can also be encoded onto CDs, cassettes or videotapes during the recording process and reproduced through a conventional stereo system, multimedia computer, radio and television broadcast, or the Internet. SRS was originally developed by Hughes, which spent significant resources to develop and patent SRS and related audio technologies. Since acquiring the SRS technology from Hughes in June 1993, the Company has improved the performance of SRS, reduced the cost for OEMs to implement the technology, secured licensing relationships with various semiconductor manufacturers who offer the technology in various analog and digital chip options, and introduced the technology to a wider variety of consumer applications.

   To date, products have been shipped with SRS technology from more than 180 manufacturers including Acer Peripherals, Ltd., Daewoo Telecom Ltd., Hitachi Ltd., IBM, Kawai Musical Instruments Mfg. Co., Ltd., Kenwood Corporation, Young Chang America, Inc. (Kurzweil), LG Electronics, Inc., Packard Bell/NEC, Pioneer Electronic Corporation, Thomson Consumer Electronics, Inc. (RCA), Thompson Multimedia, SA, Samsung, Sharp Electronics Corporation, Smart Devices, Inc., Sony Corporation and Toshiba Corporation. Semiconductor manufacturers who have included SRS technology in their chip offerings include Cirrus Logic (Crystal Semiconductor), Fujitsu Semiconductor Corporation, Mitsubishi Electric Corporation, New Japan Radio Co. Ltd., Philips Semiconductors, ST Microelectronics, Toshiba Semiconductor Corporation and Zoran Corporation.

  . TruSurround

   TruSurround is a Dolby-certified virtual audio technology, which takes audio from a multi-channel audio source, such as Dolby Digital or Dolby Pro Logic and creates an immersive surround sound listening experience from just two standard speakers. It was originally designed to take advantage of the 5.1 channel audio standard for DVD, Dolby Digital, without requiring the use of six speakers. TruSurround processes the six discrete channels of digital audio into just two channels, retaining all of the original audio information and giving listeners the perception that they are surrounded by additional "phantom" speakers. This technology is useful in televisions and set top boxes because much of the satellite and cable programming is being broadcast in multi-channel formats. TruSurround takes advantage of that encoded information and creates a much more immersive, home theater-like experience without the need for additional speakers.

   TruSurround has been successfully introduced to the consumer electronics marketplace and is featured in a wide variety of products, including televisions from Sony Corporation and DVD players from Pioneer Electronic Corporation and Philips Consumer Electronics B.V. Semiconductor companies who have offered TruSurround in analog or digital implementation options for various applications in consumer electronics have included AKM Semiconductor, Broadcom Corporation, New Japan Radio Co., Ltd., ST Microelectronics, Mitsubishi Electric Corporation and Zoran Corporation.

  . FOCUS

   In many audio environments, speakers are not placed in an ideal location directly in front of a listener. This makes it difficult to achieve a realistic sound experience from speakers that are below the plane of the listener's ear. The Company developed FOCUS as a technology solution for this problem. Originally designed for use in automobiles where front speakers are often placed under the dashboard or facing each other in the door panels, the patented FOCUS technology electronically repositions the sound image to create the appropriate perception of image height. In addition to automobiles, FOCUS is ideally suited for any product application where speakers cannot be placed in optimal locations for either space or aesthetic reasons, such as big screen or projection TVs, home in-wall speakers and commercial applications such as drive-through restaurant communications. The first analog and digital chip options of FOCUS became available for sampling to OEMs beginning in the last half of Fiscal 1998 from Mitsubishi Electric Corporation, New Japan Radio Co., Ltd. and ST Microelectronics. To date, Focus has been successfully incorporated into consumer electronics products marketed by Hitachi Limited and Marantz Japan, Inc.

  . Speaker Technologies

   The Company holds patents for speaker technologies originally developed at Hughes. One such technology, ORB, provides a unique approach to the physical design of speakers by incorporating a baffle that creates a 180 degrees dispersion of sound. A second speaker technology developed by Hughes, BASER, is a high-efficiency design for a subwoofer product. Another speaker technology, referred to as AVT, projects the listening material so that the human ear can more easily identify the direction of ambient sounds. To date, no significant commercial applications involving these speaker technologies have been developed.

  . VIP -- Voice Intelligibility Processor Technology

   VIP is a patented audio processing technology that improves the intelligibility of the spoken voice especially in noisy environments or in text-to-speech applications. VIP selectively processes only those spectral portions of the speech signal that the brain uses for cognition, without requiring increase in gain or volume. SRS inventor Arnold Klayman, who is now the principal audio scientist at the Company, originally developed the VIP technology at Hughes. During a divestiture in 1994, Hughes sold this non-core business division to VIP Labs. From 1994 until the acquisition by the Company, VIP Labs further developed the technology as well as selectively marketed a stand-alone signal processor for use in the professional sound reinforcement industry.

   The Company believes that the market opportunities for VIP are significant and include cellular phones, wireless products, text-to-speech applications, hearing aids, public address and emergency warning systems, talking toys, hands-free devices, VoIP, traditional and Internet broadcasting and other voice-related applications. The Company directly offers both software and hardware implementation options for VIP. VIP technology is available as digital code that may be ported to DSP chips used by manufacturers of cellular phones, paging systems, digital televisions, sound reinforcement equipment and hearing aids. The Company announced the porting of this technology to a popular DSP platform in February and March 2001, the TI TMS320C54x and 55x generations which provide a simple solution to add VIP into products already on that platform. VIP is also available in software and can run on client or server-side applications.

   To date the Company has licensed VIP for use by Samsung and Lucent Technologies. Samsung has also successfully implemented VIP in a semiconductor chip targeted at the cellular and traditional telephone applications. In Fiscal 2000, the Samsung cellular phone shipped into the Korean marketplace and the Company also discovered capabilities for VIP in the text-to-speech marketplace. The Company began to expand the marketing of VIP in the fourth quarter of Fiscal 2000 and expects to see additional opportunities for this technology in future periods.

  . Circle Surround

   CS is a patented, multi-channel encoding and decoding audio technology designed to encode five discrete channels into two channels (the same space required for stereo) and then decode the two channels back into five for playback over a stereo or home theater system equipped for multi-channel playback. CS is significantly unique to the market because it enables new audio applications allowing the delivery of surround sound audio into new products and formats in an effective and efficient manner that has not been done before.

   The versatility of CS is demonstrated by the fact that it is backward compatible and can produce up to 6.1 channels from any mono or stereo material. As a result, consumers who own home theater speaker systems can enjoy listening to all of the speakers in a multi-channel mode while watching television or VHS movies or listening to music CDs. CS also is compatible with Dolby encoded material. One of the most interesting applications is that CS can stream multi-channel audio for movies, trailers, music videos, games and other content over the Internet without increasing the bandwidth. It requires about 56kbs and sends the information in stereo format allowing end users the option to listen through a multi-channel speaker system using a CS decoding device or software.

   CS can be used in the recording process for music or movies or in the development of games for computers or video game consoles and then implemented in a decoding playback device, such as a home audio receiver, multi-media speakers, DVD player or car audio product. When used as an encoding/decoding technology, CS encodes five discrete channels of sound through only two channels (the same space required for stereo). In the playback device, CS then takes the two channels of encoded material and decodes them back into the original five recorded channels for playback through a multi-channel (surround sound) home theater or cinema system equipped with four or five speakers plus subwoofer. In addition, CS creates multiple channel surround sound from the wealth of legacy stereo and surround encoded material available on traditional music CDs, VHS tapes, television or AM/FM broadcasts.

   In Fiscal 2000, the Company demonstrated CS's game encoding capabilities and is pursuing game encoding relationships to further the technologies use in the game market.

   CS technology is available for product manufacturers worldwide in the following formats: analog ICs through a relationship with Analog Devices; DSP implementations from Cirrus Logic and AKM; digital software code from the Company; and reference boards, sub-systems and finished products for the home and car audio market from Valence. Current manufacturers who have announced products using CS to date include Haitai Electronics Co., Ltd. (Sherwood), Theta Digital, Kenwood Corporation, Loewe Optic GmbH and Amiosonic Electronics Co. Smart Devices, Inc. has included CS in a line of movie theater audio processors that are being marketed to cinemas around the world. Hundreds of music CDs have been encoded with CS by audiophile record labels such as Telarc, DMP and Northsound, which market the CDs through traditional retail channels and online music sites.

  . SRS Headphone

   Introduced in early 1998, SRS Headphone is based on the core SRS 3D sound technology and provides optimal 3D sound enhancement to a mono, stereo or surround sound signal working with any pair of headphones. In January 1999, Mitsubishi Semiconductor announced the availability of the M62458FP, the first analog IC implementation of this technology. To date, SRS Headphone technology has been licensed to and incorporated into products by manufacturers that include Sony Corporation, Yamaha Corporation and Sennheiser Electronic GmbH & Co. KG.

  . TruBass

   In November 1998, at COMDEX in Las Vegas, Nevada (the computer industry's leading tradeshow) the Company introduced TruBass TM, a psycho-acoustic process that creates the perception of dramatically increased bass performance in smaller speaker systems and headphones far beyond the physical capabilities of the speakers themselves. TruBass is an important part of the feature-set for the Company's WOW technology (described below) and is well-suited to improve the low-frequency range of products with small speakers such as those found in television, radios, boom boxes, games and smaller hand-held devices. TruBass has been implemented into semiconductors by AKM and NJRC.

  .WOW

   Also in November 1998, at COMDEX, the Company introduced its WOW technology and began to market it to the MP3 and computer audio markets. WOW is the Company's next generation audio enhancement for speakers and headphones. It significantly improves the spatial imaging (width and height of the sound image field) and bass response from traditional multimedia speakers and headphones. The result is a much "bigger" sound, a reduction in the "tinny" sound from digitally compressed media files such as MP3 and Windows Media Audio ("WMA"), more dynamics and more bass.

   Discussions with Microsoft resulted in a technology alliance between SRS Labs and Microsoft in March 2000. As a result of this alliance, Microsoft embedded the Company's WOW technology into their newest generation Windows Media Player 7 and placed the SRS Logo and WOW controls directly on the Media Player interface.

   WOW's applications include MP3 and DVD players, televisions, multimedia speakers, powered home audio speakers, mini stereo systems, video game consoles, portable "boom boxes", car radios, portable headset audio systems and other products in the consumer audio, gaming, car audio and professional sound markets.

   In September 1999, the Company commenced the manufacture and sale of the WOW Thing family of software and hardware products that have been listed on the Company's Internet website www.wowthing.com. The Company packaged the hardware and began to market two additional models: "WOW Thing for Computers" and "WOW Thing for Game Consoles" to consumers and resellers in the third quarter of 2000. Although the revenue from this activity was not significant in the third and fourth quarters of Fiscal 2000, it has elevated the technology's brand awareness with the Company's customers and with consumers.

  .WOWVoice and NuVoice

   In Fiscal 2000, the Company introduced two new technologies, WOWVoice TM and NuVoice TM. These technologies are part of the technology offering based on the Company's VIP technology and is specifically designed for telephone voice quality and intelligibility and text-to-speech enhancement applications. VIP alone increases the intelligibility of voice, particularly in noisy listening environments and dramatically improves the quality and clarity of synthesized speech in text-to-speech applications (see VIP description above for more details). NuVoice adds warmth to voice and speech restoring the lower bass-frequencies oftentimes cut-off or lost in the transmission or compression of the telephony bandwidth. It overcomes the physical limitations of small transducers found in cellular and traditional telephones by producing lower bass tones using psycho-acoustics and harmonic principles to make the speech sound more realistic, closer to the original human speech before it was sent over the telephony equipment. NuVoice also improves the quality of text-to-speech engines making synthesized voices sound more natural. When NuVoice is added to VIP, the resulting suite of voice technology is called "WOW Voice". The Company began actively marketing these technologies in the third and fourth quarter of 2000 and continue to refine the technology based on needs found in the marketplace.

Product and Component Sales

   The Company, through Valence, is an authorized, non-exclusive distributor in Hong Kong and/or the PRC for semiconductor products from Philips Hong Kong Ltd., Molex Hong Kong/China, Tripath Technology Inc., Silicon Wave and Portalplayer Inc. as well as its own ASP brand. Access to multiple suppliers of similar ICs provides value to customers by insuring an adequate supply of components and "just in time delivery" of goods to meet their production schedules.

   In the normal course of business, Valence carries in its inventory selected products that it distributes to meet rapid delivery requirements of customers. Valence significantly improved the profit margins during Fiscal 2000 and Fiscal 1999 by discontinuing lower margin component products in favor of higher margin product lines. The Company provides normal and customary merchandise return policy and generally does not provide payment terms. As of December 2000 and 1999, the backlog orders of components were $5,777,740 and $3,180,021, respectively. The Company expects that all or substantially all of the backlog orders for Fiscal 2000 will be filled during the fiscal year ended December 31, 2001 ("Fiscal 2001").

   In September 1999, the Company commenced the manufacture and sale of the WOW Thing family of software and hardware products that have been listed on the Company's Internet website www.wowthing.com. The WOW Thing family of software and hardware products enhances the sound quality of music downloaded over the Internet as well as the audio performance of computer and home entertainment products and speakers. The Company packaged the hardware and began to market two additional models: "WOW Thing for Computers" and "WOW Thing for Game Consoles" to consumers and resellers in the third quarter of 2000. The revenue from this activity was not significant in the third and fourth quarters of Fiscal 2000, however, it has elevated the technology's brand awareness with the Company's customers and with consumers.

Sales and Marketing

   Integrated Circuits and Licensing

   The Company's existing sales and marketing strategies relating to the integrated circuit and licensing segment target the consumer electronics, home theater, computer, gaming and telecommunications industries. To implement its strategy, the Company has established a direct sales force and a worldwide network of independent sales agents and distributors. In Fiscal 2000, the Company added two small technology support offices in India and in the Czech Republic to support its multi-national OEM customers. The Company already has a licensing sales presence in the United States, Japan, Hong Kong and Korea. The Company has previously established distributors in Korea, Taiwan, Japan, Singapore, Hong Kong and the PRC. The Company actively promotes the use of its trademarks and logos and directs customers to prominently display the appropriate SRS technology logo on products, packaging and in advertising.

   Product and Component Sales

   Through a dedicated sales team, the Company is an authorized non-exclusive distributor in Hong Kong and/or the PRC for semiconductor products as well as its own ASP-brand line of products.

   DVD and VCD have become and will continue to be the standard video format and have received mass-market adoption in the PRC. Through its distribution agreements and close relationships with leading digital video chip suppliers, such as Philips Hong Kong Ltd., the Company designs, develops and markets complete

DVD and VCD players, as well as assembly kits and reference boards for use in audio products, DVD players and telecommunication and wireless infrastructure equipment.

   In addition to distributing semiconductor products, the Company's team of software, hardware and application engineers offers value-added engineering services, such as the design of application software in field programmable gate arrays, ASICs and system design. Local support is very valuable to many manufacturers who have limited experience in the design and manufacturing of products, especially handling surface mount technology equipment. The technology solutions can be readily incorporated into OEM products, thus enabling a Company's customer to shorten their own design, development and manufacturing cycle and, with competitive pricing of these technology solutions, reduce the overall cost of the end product.

   Owing to the competitive pricing in the component market, the Company will continue with its strategy to de-emphasize lower margin component sales in favor of higher margin ASIC design and licensing revenue. This will likely result in a continued reduction in component sales for future periods.

   Internet-Based Business

   Recently, the Company changed its Internet strategy in order to focus on the licensing of the Company's audio and voice enhancement technology solutions for Internet streaming, 3G wireless, VoIP and telephony applications. To implement this strategy, the Company has established a direct sales force to market the technology solutions to web portals, encoding companies, service providers, wireless technology providers and broadcasting companies. Consistent with the hardware licensing trademark policy, the Company will actively promote the use of its trademarks and logos and will direct its customers to display the appropriate SRS technology logo. The communications program of SRSWOWcast includes press releases and informational mailings to existing and potential customers around the world, as well as press tours, presentations and demonstrations to various media outlets. The Company regularly participates in tradeshows and conferences to increase awareness of its technologies and to market its solutions to the industry.

   Overall Sales Support

   The Company's corporate communications program includes press releases and corporate newsletter dissemination to its customers around the world, primarily through e-mail. The Company began to use the Intranet to provide easy-to-use audio technology demonstrations for those technologies that can be appropriately demonstrated on the World Wide Web. The Company conducts technology demonstrations or presentations for the press and other companies to promote the Company's technologies and products.

   The Company regularly participates in tradeshows and conferences to increase awareness of its technologies and to market its technologies and products. The Company also works closely with its licensees and semiconductor partners to actively explore other opportunities to utilize the Company's technologies in new products and/or markets.

Research and Development

   The Company has spent approximately 17.3%, 25.5% and 17.1% and of total operating expenses on research and development in Fiscal 2000, 1999 and 1998, respectively. The percentage calculation for 1998 excludes expense related to acquired in-process research and development ("Acquired R&D").

   The Company's research and development group includes 35 software, hardware and application engineers who focus on developing intellectual property, technology solutions and consumer products. Seven engineers are based in the U.S. with the remainder based in Hong Kong and the PRC.

   The U.S.-based engineering group is focused upon developing new audio and voice technologies, improving the performance of existing technologies and reducing the implementation cost of the Company's technologies.

These engineers also are focused on assisting customers to implement the Company's technologies and supporting the Company's sales and marketing efforts on a worldwide basis.

   The U.S.-based engineering group has also found new applications for VIP, NuVoice and WOWVoice in wireless, hands-free, text-to-speech, unified messaging and VoIP. The Company and sales team will continue developing solutions for delivering the technology and on February 8 and March 15, 2001, the Company announced that they were eXpressDSP compliant and had successfully ported VIP and WOW to the Texas Instrument ("TI") DSP TMS320C54x platform for quick implementation by manufacturers. The company also became a TI third party program member working with TI to market the technologies on the TI platform through the third party marketing programs that TI offers.

   Through Valence, the Company operates one of the largest independent IC design houses in Hong Kong, whose activities are primarily engaged in working on custom design ASIC projects for clients in the consumer electronics, game and telecommunications industries. These clients range from local producers to large, multi-national manufacturers around the world. In 1998, ASP Microelectronics, one of Valence's subsidiaries, was awarded the Hong Kong Industry Award's HKITCC Technological Achievement Award. In 1999 and 2000, VSD Electronics Ltd., another Valence subsidiary, was awarded the Hong Kong Industry Award's HKITCC Certificate of Merit in Technology Achievement.

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

Competition

   The Company competes in each of its business segments with a number of companies that produce a variety of audio and voice enhancement technologies, processes and products. These technologies, processes and products include:
THX(R), a certification program that indicates if a movie theater or particular piece of audio equipment meets certain specifications; Dolby(R) A-type, B-type and C-type noise reduction; Dolby SR(R), which provides noise reduction and encodes analog sound using four sound channels; ProLogich TM and ProLogicII, surround sound systems incorporating an active center channel; DolbySRD(R), which encodes a six channel digital sound track on a movie print; DTS(R), which uses CDs to reproduce six channels of digital sound synchronized with a movie print; and SDDS(R), which encodes six or eight channels of digital sound on both sides of a movie print. Because SRS works with any existing recorded material whether mono, stereo, surround sound or other encoding process, SRS can be used either as an alternative or as a complement and enhancement to almost any competing audio technology. As a multi-channel encode/decode technology, Circle Surround competes more directly with the various surround sound technologies listed above.

   The Company also directly competes in the field of 3D audio enhancement with other 3D audio providers, including Qsound Labs, Inc. and Spatializer. The Company is not aware of any direct competing technologies to its voice intelligibility technology, VIP. The Company believes that TruBass might directly compete with several technologies that are included on a variety of electronics products, including televisions, audio systems and speaker products.

   In addition, the Company's technologies may, in the future, compete with audio technologies developed by other companies, some of whom may be current licensees of the Company.

   Certain of these companies referenced above have, or may have, substantially greater resources than the Company to devote to further technologies and new product developments. The Company believes that it will compete based primarily on the quality and performance of its proprietary technologies, brand name awareness, the ease and cost of implementing its technologies, the ability to meet OEMs' needs to differentiate their products, and the strength of its licensee relationships including the relationship with Microsoft. There can be no assurance that based on these factors the Company will continue to be competitive with existing or future products or technologies of its competitors.

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

   Although the Chinese semiconductor industry is dominated by several major chip suppliers, such as Motorola, National Semiconductor and Texas Instruments, within every major market there is need for local, niche participants, such as the Company. Generally speaking, established semiconductor companies do not offer semiconductor design services to manufacturers and will only do so if the number of semiconductors required by such manufacturers is very large. Instead, they supply standard semiconductors to such manufacturers. These standard semiconductors may not be the most suitable components for the manufacturers as they may require additional semiconductor components to perform the designed functions required in their products. In such cases, these semiconductors will be bulkier, heavier and more expensive compared to one custom-designed system-on-chip ASIC. The Company's ASIC team is more flexible in its strategy of designing new products, as well as more responsive and flexible in the service provided to clients. With fifteen years of background in the Chinese semiconductor market, the Company's personnel has expertise in local business practices and a strong franchise of relationships with clients that the Company believes gives it a competitive advantage over newcomers to the industry or the large multi-national firms.

   The Company's (through Valence and its subsidiaries) chip and component distribution contracts to distribute products for third party semiconductor manufacturers in the domestic Chinese market are not exclusive, and the Company competes with other distributors, such as Arrow Electronics, Future Electronics and Avnet Inc. In addition, the semiconductor companies who manufacture the components and chips also sell directly to manufacturers within the PRC.

   DVD and VCD have become and will continue to be the standard video format and have received mass-market adoption in the PRC. Through its distribution agreements and close relationships with leading digital video chip suppliers, such as Philips Hong Kong Ltd., the Company designs, develops and markets complete DVD and VCD players, as well as assembly kits and reference boards for use in audio products, DVD players and telecommunication and wireless infrastructure equipment. Although the overall consumer electronics market in the PRC is vast, it is highly competitive with many large manufacturers competing in the retail channel with established brand names.

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

   In order to protect the underlying technology concepts, the Company has filed and/or obtained patents for all of its marketed technologies including technologies marketed under the trademarks SRS, TruSurround, FOCUS, Circle Surround, WOW, VIP and TruBass. In addition, the Company has numerous issued patents and patents pending for speaker and other acoustic reproduction technologies. The Company pursues a general practice of filing patent applications for its technologies in the United States and various foreign countries where its licensees manufacture, distribute or sell licensed products. The Company continually updates and adds new applications to its patent portfolio to address changing worldwide market conditions and new technological innovations of the Company. The range of expiration dates for the Company's patents extend between the year 2005 to 2017. The Company has multiple patents covering unique aspects and improvements for many of its technologies. Accordingly, the expiration of any single patent is not likely to affect the Company's intellectual property position or the ability to generate licensing revenue.

   The Company's strategy for protection of its trademarks identifying the various Company technology solutions is commensurate with its strategy for obtaining patent protection. Specifically, the Company routinely files U.S. federal and foreign trademark applications for the various word names and logos used to market its technology solutions to licensees and the general public. The duration of the U.S. and foreign registered trademarks can typically be maintained indefinitely, provided proper maintenance fees are paid and trademarks are continually used or licensed by the Company.

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

Employees

   The Company employed 73 persons and 47 persons, respectively, in its Chip and Licensing and its Product and Component Sales business segments as of December 31, 2000. Of the aggregate number of employees, 78 are employed by Valence and its subsidiaries and are located overseas. None of the Company's employees are covered by a collective bargaining agreement or are presently represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

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

   Pursuant to the Company's lease agreement with the Partnership, the Company leases all 23,400 square feet of space at the above-referenced facility. The lease is for a term of two years which commenced June 1, 2000 and is scheduled to expire on May 31, 2002. At the time of expiration, the Company will have an option to renew the lease, under similar terms and conditions, for two additional years commencing on June 1, 2002 and terminating on May 31, 2004. The Company paid the Partnership rent of $175,500 during Fiscal 2000, $165,672 during Fiscal 1999 and $165,672 during Fiscal 1998.

   The Company, through Valence and its subsidiaries, leases several offices and warehouses in Hong Kong and the PRC. Valence's principal operations are conducted at two leased facilities located in Hong Kong. The principal executive offices of Valence are located in Kowloon Tong, Hong Kong, in a 5,887 square foot office facility under a lease, which expires in August 2003. Valence's other principal office is located in Kwun Tong, Kowloon, Hong Kong, in a 7,453 square foot office facility under a lease, which expires in December 2003. Pursuant to these leases, the Company paid rent of $413,569 during Fiscal 2000, $429,672 during Fiscal 1999 and $461,044 during Fiscal 1998.

   The Company's corporate headquarters house personnel responsible for the development of the Company's technologies, including SRSWOWcast, as well as the administration of the Company's license program, while the Valence facilities are used in connection with the design and marketing of ASICs and the sale of consumer electronic products and components.

   The Company believes that the current facilities of the Company will be adequate to meet the Company's needs for the foreseeable future. Should the Company need further additional space, management believes that the Company will be able to secure additional space at reasonable rates.

Item 3. Legal Proceedings

   The Company is a party to ordinary disputes and litigation matters arising in the normal course of business. The Company does not believe that the outcome of any current legal proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2000.

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

                                                               High      Low
                                                               ----      ---
     FISCAL 2000
      First Quarter........................................... 47         5 3/4
      Second Quarter.......................................... 24 15/16   8 3/8
      Third Quarter........................................... 11 5/8     7 1/16
      Fourth Quarter..........................................  8 1/2     1 3/4
     FISCAL 1999
      First Quarter...........................................  5 5/8     3 1/16
      Second Quarter..........................................  4 1/4     2 5/8
      Third Quarter...........................................  4 5/8     2 7/8
      Fourth Quarter..........................................  7 5/8     2 15/16

   At March 15, 2001, the last sale price of the Common Stock was $3.00 per share.

Holders

   At March 15, 2001, there were 407 stockholders of record.

Dividend Policy

   The Company has never paid cash dividends on the Common Stock. The Company currently intends to retain its available funds for future growth and, therefore, does not anticipate paying any dividends in the foreseeable future. See "Item 7. Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources" for a discussion regarding certain restrictions which relate to the Company's ability to pay cash dividends.

Use of Proceeds

   The effective date of the Company's initial public offering of shares of Common Stock was August 8, 1996 (SEC Registration No. 333-4974-LA). During the fourth quarter of Fiscal 2000, the Company utilized approximately $862,000 of the $22,052,955 net offering proceeds for working capital. The table below sets forth at December 31, 2000, the amount of the net offering proceeds used for the purposes noted in the table.

                             Direct or indirect payments to
                              directors, officers, general
                            partners of the issuer or their
                            associates to persons owning ten
                            percent or more of any class of
                          equity securities of the issuer, and Direct or indirect
                              to affiliates of the issuer      payments to others
                          ------------------------------------ ------------------
Construction of plant,
 building and
 facilities.............                  --                               --
Purchase and
 installation of
 machinery and
 equipment..............                  --                               --
Purchase of real
 estate.................                  --                               --
Acquisition of other
 business(es) / assets..                  --                       $9,714,222(1)
Repayment of
 indebtedness...........                  --                               --
Working capital.........                  --                       $9,347,480
Temporary investment
 (cash and municipal
 bonds).................                  --                       $2,991,253

----------
(1) During the second quarter of Fiscal 1998, the Company utilized $500,000 of the net offering proceeds as part of the consideration to acquire assets related to the Circle Surround technology. During the first quarter of Fiscal 1998, the Company utilized an aggregate of $7,894,222 in connection with two other acquisitions (see Note 2 to the Notes to the Consolidated Financial Statements included under Item 8 of this Report).

Item 6. Selected Consolidated Financial Data

   The following table sets forth selected financial data of the Company for the fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996 which has been derived from the Company's consolidated audited financial statements. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                        Fiscal Year Ended December 31,
                                   -------------------------------------------
                                     2000     1999      1998     1997    1996
                                   --------  -------  --------  ------- ------
                                     (in thousands except per share data)
Revenues:
 Chip and licensing revenues...... $ 13,098  $18,624  $ 15,762  $10,081 $5,392
 Product and component sales......   14,874   17,172    28,963       --     --
                                   --------  -------  --------  ------- ------
    Total revenues................   27,972   35,796    44,725   10,081  5,392
Cost of sales.....................   16,611   22,003    29,819      210     95
                                   --------  -------  --------  ------- ------
 Gross margin.....................   11,361   13,793    14,906    9,871  5,297
Operating costs and expenses
 Sales and marketing..............    6,355    5,148     6,846    2,112  1,163
 Research and development.........    4,151    4,142     2,555      596    522
 General and administrative.......   10,357    6,932     5,531    2,615  1,616
 Non-cash stock issuance cost.....    3,112       --        --       --     --
 Acquired in-process research and
  development.....................       --       --    18,510       --     --
                                   --------  -------  --------  ------- ------
    Total operating costs and
     expenses.....................   23,975   16,222    33,442    5,323  3,301
                                   --------  -------  --------  ------- ------
(Loss) income from operations.....  (12,614)  (2,429)  (18,536)   4,548  1,996
 Other income, net................    1,180      735       705    1,088    366
 Minority interest................      250       --        --       --     --
                                   --------  -------  --------  ------- ------
(Loss) income before income tax
 expense (benefit)................  (11,184)  (1,694)  (17,831)   5,636  2,362
Income tax expense (benefit)......      325       50      (273)   1,863    501
                                   --------  -------  --------  ------- ------
Net (loss) income................. $(11,509) $(1,744) $(17,558) $ 3,773 $1,861
                                   ========  =======  ========  ======= ======
 Net (loss) income per common
  share:
  Basic........................... $  (0.93) $ (0.15) $  (1.54) $  0.39 $ 0.24
                                   ========  =======  ========  ======= ======
  Diluted......................... $  (0.93) $ (0.15) $  (1.54) $  0.35 $ 0.21
                                   ========  =======  ========  ======= ======
Weighted average number of shares
 used in the calculation of net
 (loss) income per common share:
  Basic...........................   12,379   11,696    11,410    9,556  7,625
  Diluted.........................   12,379   11,696    11,410   10,852  8,686
Balance sheet data:
 Working capital.................. $ 21,914  $10,953  $  7,644  $ 9,075 $3,375
 Total assets.....................   41,569   39,101    45,535   31,542 26,674
 Short-term debt and current
  portion of long-term
  obligations.....................    8,000    8,000     8,000       82    180
 Long-term obligations, net of
  current portion.................       --       --        --       --     69
 Stockholders' equity.............   28,303   25,040    26,072   29,420 25,151

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   The Company is a developer and provider of audio and voice technology solutions for the consumer electronics, home theater, computer, game, Internet and telecommunications markets. As of the end of Fiscal 2000, the Company's principal business activities in these markets included:

  . Developing and licensing audio and voice technologies to OEMs and semiconductor manufacturers around the world;

  . Through its majority-owned subsidiary, SRSWOWcast, developing audio and voice enhancement technology solutions dedicated to the Internet and telecommunications markets; and

  . Through its wholly-owned subsidiary, Valence, designing and selling technology solutions through custom ASICs to OEMs; and designing, distributing and manufacturing components, sub-assemblies and finished goods for targeted markets within selected OEM and retail communities.

   From the Company's inception in 1993 until February 1998, the Company derived substantially all of its revenue from royalties received from technology licenses. On March 2, 1998, the Company acquired all of the outstanding capital stock of Valence, a British Virgin Islands holding company with its principal business operations in Hong Kong and the PRC for an aggregate purchase price, excluding non-compete agreements and acquisition costs, of $19,500,000 consisting of approximately $7,400,000 in cash and approximately 1,680,611 shares of the Company's common stock, $.001 par value per share (the "Common Stock"). The acquisition was accounted for as a purchase with an effective date of February 1, 1998. The acquisition of Valence had a material impact on the Company's financial statements subsequent to February 1998. Accordingly, current and future financial statements may not be directly comparable to the Company's historical financial statements.

   During the first quarter of Fiscal 1998, the Company acquired certain rights to VIP, which is a patented voice processing technology that improves the intelligibility of the spoken voice, especially in high ambient noise environments. Aggregate consideration, including acquisition costs, was $1,138,710 and was comprised of $620,178 in cash, 25,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at $9.47 per share.

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

   The Company operates in three business segments: (a) the development and marketing of technology either in the form of integrated circuits through Valence (ASICs) or the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers; (b) the sale of consumer electronic products and components; and (c) the SRSWOWcast internet-based business.

Results of Operations

   The following table sets forth certain consolidated operating data as a percentage of total revenues for the years ended December 31, 2000, 1999 and 1998:

                                                            Percentage of Total
                                                            Revenue Years Ended
                                                                December 31,
                                                          ------------------------
                                                           2000     1999     1998
                                                          ------   ------   ------
     Chip and licensing revenue.........................      47%      52%      35%
     Product and component sales........................      53       48       65
                                                          ------   ------   ------
      Total revenue.....................................     100      100      100
     Cost of sales......................................      59       61       67
                                                          ------   ------   ------
     Gross margin.......................................      41       39       33
     Sales and marketing................................      23       14       15
     Research and development...........................      15       12        6
     General and administrative.........................      37       20       12
     Non-cash stock issuance cost.......................      11        0        0
     Acquired in-process research and development.......       0        0       41
                                                          ------   ------   ------
      Total operating expense...........................      86       46       74
                                                          ------   ------   ------
     Operating loss.....................................     (45)      (7)     (41)
     Other income, net..................................       4        2        2
     Minority interest..................................       1        0        0
                                                          ------   ------   ------
     Loss before income taxes...........................     (40)      (5)     (39)
     Income tax expense (benefit).......................       1        0        0
                                                          ------   ------   ------
      Net loss..........................................     (41)%     (5)%    (39)%
                                                          ======   ======   ======

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Revenues

   Chip and licensing revenue consists of design fees and sales of ASICs by Valence to OEM manufacturers and sales of general purpose ICs designed by the Company under the brand name ASP Microelectronics. Licensing revenues are royalties generated primarily from the license of the Company's audio and voice technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Product and component sales represent (a) the manufacture and sale of Valence's own branded product line of VCD players, amplifiers and game products and (b) the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and the PRC markets.

   Total revenues for Fiscal 2000 were $27,972,694, consisting of chip and licensing revenue of $13,098,242 and product and component revenue of $14,874,452. This contrasts with Fiscal 1999, where chip and licensing revenues were $18,624,221, and product and component revenues were $17,171,362. Both categories of chip and licensing revenue decreased from the same period last year with licensing revenue decreasing by 13.3% and revenue from custom ASIC chip design and chip sales related to Valence's activities decreasing by 33.3%. These decreases were due to a continued general weakness in the Asian markets leading to reduced demand for consumer electronics products in the region which negatively impacted the sales of semiconductor ICs that include the Company's audio technologies and the trend by consumer electronic manufacturers to initially adopt the Company's new technologies into higher end models resulting in limited volume potential for the short term. Product and component revenues decreased by 13.4% from the same prior year period which is consistent with the Company's decision to focus on higher margin chip and licensing revenues and de-emphasize certain lower margin distribution activities. Revenues generated by the Company's internet-based business were not significant during Fiscal 2000.

  Gross Margin

   Cost of sales consists primarily of component cost, fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margin for Fiscal 2000 increased to 40.6% as a percentage of total revenue from 38.5% for the same period in 1999. The increase resulted primarily from the Company's decision to focus the revenue base towards higher margin chip and licensing sales and away from lower margin component distribution.

  Sales and Marketing

   Sales and marketing expenses consist primarily of employee-related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $6,355,742 in Fiscal 2000 compared to $5,148,458 in Fiscal 1999, an increase of $1,207,284 or 23.5%. This increase is attributable primarily to spending associated with the development and promotion of the SRSWOWcast website and creation of program content for the website. Effective February 21, 2001, SRSWOWcast discontinued efforts to develop program content to focus on utilizing the website to promote the licensing of the Company's audio and voice technology solutions. Although this should reduce sales and marketing expenditures related to the SRSWOWcast business, management believes sales and marketing expenditures will continue to be a significant component of operating costs in the future to promote the adoption of the Company's technology in new and existing markets. As a percentage of total revenues, sales and marketing expenses increased to 22.7% in Fiscal 2000 from 14.4% in Fiscal 1999.

  Research and Development

   Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $4,151,064 in Fiscal 2000 compared to $4,141,571 in Fiscal 1999, an increase of $9,493 or 0.2%. This increase is primarily attributable to expenses related to SRSWOWcast, offset partially by a reduction in staffing levels at Valence. As a percentage of total revenues, research and development expenses increased to 14.8% in Fiscal 2000 from 11.6% in Fiscal 1999.

   Management believes that research and development expenses will increase in the future as a result of the Company's ongoing product development efforts including activity related to the expansion of consumer products incorporating the Company's audio and voice technologies.

  General and Administrative

   General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property, professional fees and various other administrative costs. General and administrative expenses were $10,357,001 in Fiscal 2000 compared to $6,932,397 in Fiscal 1999, an increase of $3,424,604 or 49.4%. The increase is primarily due to compensation costs incurred as a result of the resignation of an employee of Valence, accelerated amortization of intellectual property incorporating obsolete or unpursued technologies, higher legal and employee related expenses associated with the launch of SRSWOWcast, expenses related to the postponed Valence IPO, plus higher salaries and benefits, legal, and other administrative expenses in the Company's core licensing business. As a percentage of total revenues, general and administrative expenses increased to 37.0% in Fiscal 2000 from 19.4% in Fiscal 1999.

   On March 3, 2000, the Company filed an application to list the common shares of Valence on the GEM, in order to sell a minority interest in Valence to the public. The initial public offering was targeted for completion in the second quarter of 2000. However, due to negative market conditions affecting equity markets worldwide, including the GEM, the Company elected not to proceed with the offering. Offering costs incurred by the Company, comprised primarily of legal, accounting and underwriting fees, totaled $1,142,175 as of December 31, 2000. These costs are included in general and administrative expense in the accompanying financial statements.

  Non-cash Stock Issuance Cost

   In March 2000, the Company entered into a technology and marketing alliance with Microsoft. In conjunction with this transaction, Microsoft purchased shares of common stock of the Company and was issued warrants to purchase additional shares of common stock of the Company and of its subsidiary, SRSWOWcast (together referred to as the "Microsoft transaction"). As a result of the Microsoft transaction, the Company recognized a one-time, non-cash charge totaling $3,111,859. See Note 9 of the Notes to Consolidated Financial Statements for more information concerning the Microsoft transaction.

  Other Income, Net

   Other income, net consists primarily of interest income, interest expense, realized gains and losses on the sale of investments and foreign currency transaction gains and losses at Valence. Net interest income was $1,059,009 in Fiscal 2000 compared to $448,117 in Fiscal 1999, an increase of 236.3%. The increase is primarily attributable to higher average cash and investment balances during the current year as compared to the prior year due partly to the $5,000,000 received in the Microsoft investment.

   Minority Interest

   Minority interest represents the minority shareholders' proportionate share of losses in SRSWOWcast. Losses in SRSWOWcast are expected to continue as a result of expenditures exceeding revenues in an effort to support the expansion and growth of SRSWOWcast business operations. Should losses continue in SRSWOWcast, the minority interest adjustment in the consolidated statement of operations will continue to reduce the Company's net losses by the minority shareholders' proportionate share of SRSWOWcast's net losses to the extent of their investment.

   Provision for Income Taxes

   The income tax provision for Fiscal 2000 was $324,981 compared to $49,662 for Fiscal 1999. The higher tax expense in Fiscal 2000 was primarily a result of Valence fully utilizing tax loss carry forwards during Fiscal 2000 resulting in higher income tax expense and the Company recognizing a tax benefit in Fiscal 1999 primarily due to a taxable loss recognized for U.S. federal income tax purposes related to domestic operations. In addition, the Company benefited from certain tax credits and statutory tax rates in the Asian countries where Valence has its principal business operations which are lower than United States statutory rates. The Company had federal and state net operating loss carry forwards at December 31, 2000, of approximately $15,400,000 and $9,400,000, respectively. These net operating loss carry forwards will begin to expire in 2019 and 2003, respectively. In addition, the Company has federal tax credit carry forwards of approximately $683,000 which will begin to expire in 2003. As of December 31, 2000, a valuation allowance of approximately $6,062,000 has been provided based on the Company's assessment of the future realizability of certain deferred tax assets. Approximately $1,287,000 of the valuation allowance is attributable to the potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Impact of Valence Acquisition

   The Company's consolidated financial results for Fiscal 1998 include the results of the Valence operations beginning as of February 1, 1998. Accordingly, results for the year ended December 31, 1999 may not be directly comparable to results for the year ended December 31, 1998.

   Revenues

   Total revenues for Fiscal 1999 were $35,795,583, consisting of chip and licensing revenue of $18,624,221 and product and component revenue of $17,171,362. This contrasts with Fiscal 1998, where chip and licensing revenues were $15,762,369, and product and component revenues were $28,962,671. Excluding chip design revenue, licensing revenue decreased 38.2% from the same period last year due to the following factors: (a) the shift in the PC market to lower cost models which cannot bear the cost of performance enhancement technologies such as those offered by SRS Labs; (b) the reduced growth rate of the PRC economy which reduced demand for consumer electronics products in the region and negatively impacted the sales of semiconductor ICs that include the Company's audio technologies; and (c) the trend by consumer electronic manufacturers to initially adopt the Company's new technologies into their higher end models with limited volume potential for the short term. Revenue from custom ASIC chip design and chip sales related to Valence's activities increased 48.0% from the same period last year primarily due to the Company's decision to focus on higher margin chip and licensing revenues and de-emphasize certain lower margin distribution activities. The 40.7% decrease in product and component revenues in Fiscal 1999 also is due to the Company's decision to de-emphasize certain lower margin distribution activities.

   Gross Margin

   Gross margin for Fiscal 1999 increased to 38.5% as a percentage of total revenue from 33.3% for the same period in 1998. The increase resulted primarily from the shift in the Company's revenue base towards higher margin chip and licensing sales and away from lower margin component distribution.

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

   General and Administrative

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

   As part of the Valence acquisition, the Company allocated a portion of the purchase price to various intangible assets totaling approximately $5,910,400. This amount was capitalized and is being amortized on a straight line basis over periods ranging from three to eleven years with the related amortization expense of $1,205,988 and $1,180,489 included in general and administrative expenses for Fiscal 1999 and 1998, respectively. See Note 2 of the Notes to the Consolidated Financial Statements for more information concerning the purchase price allocation associated with the Valence acquisition.

   Acquired In-Process Research and Development

   The Company's Consolidated Statement of Operations for the year ended December 31, 1998 includes the one-time charge of $18,510,378 for the write-off of Acquired R&D expenses associated with the Valence acquisition and the acquisition of certain assets associated with the VIP technology. The Acquired R&D expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the Acquired R&D projects was based upon the discounted expected future net cash flows of the products over the products' expected lives, reflecting the estimated stages of completion of the projects and the estimated costs to complete the projects.

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

   Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function properly, continued economic feasibility of developed technologies, customer acceptance, customer demand and customer qualification of such new technology and general competitive conditions in the industry. There can be no assurance that the Acquired R&D projects will be successfully completed and commercially introduced.

   Other Income, Net

   Net interest income was $448,117 in Fiscal 1999 compared to $694,760 in Fiscal 1998, a decrease of 35.5%. The decrease is primarily attributable to lower average cash and investment balances during Fiscal 1999 as compared to the prior year due to the $7,894,222 paid in conjunction with the acquisitions of Valence and VIP and interest expense on the outstanding borrowings under the Company's line of credit obtained during Fiscal 1998.

   Provision for Income Taxes

   The income tax provision for Fiscal 1999 was $49,662 compared to a benefit of $273,156 for Fiscal 1998. The Company recognized a tax benefit in Fiscal 1998 primarily due to a taxable loss recognized for U.S. federal income tax purposes related to domestic operations. In addition, the Company benefited from certain tax credits and statutory tax where Valence has its principal business operations which are lower than United States statutory rates. The Company had federal and state net operating loss carry forwards at December 31, 1999, of approximately $3,400,000 and $3,100,000, respectively. These net operating loss carry forwards will begin to expire in 2019 and 2003, respectively. In addition, the Company has federal tax credit carry forwards of approximately $541,000 which will begin to expire in 2003. As of December 31, 1999, a valuation allowance of approximately $1,154,000 has been provided based on the Company's assessment of the future realizeability of certain deferred tax assets. Approximately $125,000 of the valuation allowance is attributable to the potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.

Selected Quarterly Operating Results (Unaudited)

   The following table sets forth certain quarterly financial data for the eight quarters in the period ended December 31, 2000. The quarterly information is based upon unaudited financial statements prepared by the Company on a basis consistent with the Company's audited consolidated financial statements and, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this

Report. The acquisition of Valence in the first quarter of fiscal 1998 will continue to have a material impact on the Company's financial statements. The Company's quarterly operating results have varied significantly in the past and are expected to vary significantly in the future.

                                                    Three Months Ended
                         ----------------------------------------------------------------------------
                         March 31, June 30,  Sep. 30,  Dec. 31,  March 31, June 30, Sep. 30, Dec. 31,
                           2000      2000      2000      2000      1999      1999     1999     1999
                         --------- --------  --------  --------  --------- -------- -------- --------
                                          (In thousands except per share amounts)
Revenues:
 Chip and licensing.....  $ 2,879  $ 2,860   $ 3,872   $ 3,487    $ 3,581   $3,978  $ 4,849   $6,216
 Product and component..    4,312    3,733     4,136     2,694      4,074    4,214    5,168    3,716
                          -------  -------   -------   -------    -------   ------  -------   ------
    Total revenues......    7,191    6,593     8,008     6,181      7,655    8,192   10,017    9,932
Gross margin............    2,342    2,326     3,391     3,302      2,561    3,239    3,724    4,269
Operating expenses......    6,755    6,603     4,723     5,895      4,496    3,238    3,467    5,021
                          -------  -------   -------   -------    -------   ------  -------   ------
Operating income
 (loss).................   (4,413)  (4,277)   (1,332)   (2,593)    (1,935)       1      257     (752)
  Net income (loss).....  $(4,341) $(4,107)  $(1,222)  $(1,839)   $(1,497)  $    6  $   310   $ (563)
Net income (loss) per
 Common share:
  Basic and diluted.....  $ (0.36) $ (0.33)  $ (0.10)  $ (0.14)   $ (0.13)  $   --  $  0.03   $(0.05)

--------
(a) Operating expenses for the three month period ended March 31, 2000 included $3,111,859 related to non-cash stock issuance cost.

(b) Operating expenses for the three month period ended June 30, 2000 included $1,142,175 related to offering costs incurred on the postponed Valence IPO.

Liquidity and Capital Resources

   In August 1996, the Company completed an initial public offering of 3,107,452 shares of Common Stock at $8.00 per share. Net proceeds to the Company were approximately $22 million.

   As of December 31, 2000, cash, cash equivalents, and investments were $30,425,210 compared to $25,312,411 as of December 31, 1999. The Company's principal source of liquidity to fund ongoing operations for the year ended December 31, 2000 was cash, cash equivalents and investments. The Company has adopted an investment guideline restricting the types and minimum quality of investments the Company is authorized to purchase. At December 31, 2000, the Company had cash and cash equivalents of $24,128,480 and investments of $6,296,730. Investments consist of municipal bonds rated a minimum of A1. Net cash used in operating activities during Fiscal 2000 was $4,848,803 and was generated primarily from the net loss during the year and a net decrease in accounts payable, offset somewhat by a decrease in accounts receivable as well as certain adjustments to reconcile net loss to cash used in operating activities including depreciation and amortization and non-cash stock issuance costs. Net cash provided by investing activities of $525,630 resulted from sales of the Company's investments offset by purchases of furniture, fixtures and equipment and intangible assets. Net cash provided by financing activities of $12,481,975 resulted from proceeds from the Microsoft investment, proceeds from sale of stock of a subsidiary and sale of common stock pursuant to exercise of the Company's stock options. Net cash provided by operating activities during Fiscal 1999 was $1,633,177 and was generated primarily from decreases in accounts receivable, inventory, and other assets, plus non-cash depreciation and amortization, offset by a net decrease in accounts payable. Net cash provided by investing activities of $1,667,744 resulted primarily from sales of the Company's investments. Net cash provided by financing activities of $327,515 resulted primarily from sale of common stock pursuant to exercise of the Company's stock options.

   Inventories in Fiscal 2000 increased from $2,726,193 at December 31, 1999 to $3,068,478 at December 31, 2000. This increase was primarily a result of a build-up of inventory in anticipation of orders which were deferred into the following year. Accounts payable decreased from $2,882,686 at December 31, 1999 to $1,603,401 at December 31, 2000 primarily due to reduced activity during the later stages of Fiscal 2000 compared to Fiscal 1999. Accrued liabilities increased from $1,658,964 at December 31, 1999 to $1,974,357 at December 31, 2000 primarily due to the inclusion of SRSWOWcast accruals and certain compensation related expenses by Valence.

   On March 2, 1998, the Company acquired all of the outstanding shares of capital stock of Valence for an aggregate purchase price of $19,500,000, excluding acquisition costs and non-compete agreements, consisting of approximately $7,400,000 in cash and approximately 1,680,611 shares of the Company's common stock.

   On March 4, 1998, the Company obtained a revolving line of credit and letter of credit facility with a bank which expires on April 1, 2001 and is secured by certain of the Company's investments. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate (9.5% as of December 31, 2000) or LIBOR plus 0.75% (6.75% as of December 31, 2000). As of December 31, 2000, the Company had $8.0 million outstanding under the line of credit. The collateral requirements under the above-referenced credit facility may have the effect of restricting the amount available to pay cash dividends.

   In November 1999, Valence and its subsidiaries obtained a credit facility with a bank that provides for borrowings aggregating approximately $5,000,000. The facility has no fixed expiration date and is collateralized by certain of the Valence's assets on deposit with the bank. The facility provides for a variety of import/export trade instruments which bear interest at rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility also provides for a revolving line of credit of up to $3,500,000 which bears interest at 1.25% over the related collateral deposit interest rate. At December 31, 2000, there were no obligations outstanding under this credit facility.

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

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133" which amends certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities and redefining interest rate risk to reduce sources of ineffectiveness. The adoption of SFAS No. 133 on January 1, 2001, as amended by SFAS No. 138, did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

   In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of SAB No. 101 in the fourth quarter of 2000 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

   In March 2000, FASB issued Interpretation No. ("FIN") 44 of Accounting Principles Board Opinion No. 25 "Accounting for Certain Transactions Involving Stock Compensation", which, among other things, addresses accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). FIN 44 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Factors That May Affect Future Results

 Quarterly Fluctuations

   The Company's operating results may fluctuate from those in prior quarters and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company's licensees incorporate the Company's technologies into their products; the timing of orders from, and the shipments to, major customers; the timing of new product introductions by the Company; the gain or loss of significant customers; competitive pressures on selling prices; the market acceptance of new or enhanced versions of the Company's technologies; the rate that the Company's semiconductor licensees manufacture and distribute chips to product manufacturers; and fluctuations in general economic conditions, particularly those affecting the consumer electronics market. Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in the market could impact the Company's revenues and net income. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company believes that there is seasonality relating to the Christmas season as well as the Chinese New Year within the Asia region, which fall into the fourth and first quarters, respectively.

Valence's Business

   The Company derives a significant amount of its revenue from Valence's ASIC and component distribution business. Valence's engineering team focuses on the design of custom ASICs to meet specific customers' requirements and outsources the production of the design to mask houses, foundries and packaging houses located primarily in Asia. The operations of Valence could be affected by a variety of factors, including the timing of customer orders, the timing of development revenue, changes in the mix of products distributed and the mix of distribution channels employed, the emergence of a new industry standard, product obsolescence and changes in pricing policies by the Company, its competitors or its suppliers.

   Business revenue from ASICs is concentrated in a limited number of customers in the areas of consumer electronics, communications products, computers and computer peripherals. As such, the loss of any such customers or any bad debt arising from them may have a material adverse impact on the Company's financial condition and results of operation. Beginning in Fiscal 1999, Valence began to exit from certain lower margin product offerings in the distribution side of the business and has focused upon developing and distributing products that are related to or incorporate the Company's proprietary technologies. As a result, the immediate loss in revenue of the low margin distribution business will not be entirely offset by the new proprietary technology based products, which will take time to develop and be introduced into the marketplace. There can be no assurance that the Company will be able to quickly introduce new products to offset the loss in revenue or that the new products developed will receive a favorable market acceptance.

   The public offering of common shares of Valence in Hong Kong was intended to bring new capital to grow Valence's core business while, at the same time, adding significant value to the Company's shareholders. The Company's decision not to proceed with the offering is not expected to adversely affect Valence's core business operations, and the Company will continue to evaluate its financing options domestically and in foreign capital markets.

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

Internet Business

   In Fiscal 1999, the Company launched its Internet business with the formation of SRSWOWcast. In Fiscal 2000 SRSWOWcast commenced operations with a business plan which focused on developing and acquiring audio based content to attract visitor traffic to its website in order to sell advertising and e-commerce products. In 2001, the Company changed its Internet strategy to focus on licensing of the Company's audio and voice enhancement technology solutions for Internet streaming, 3G wireless, VoIP and telephony applications. There can be no assurance that this new business model will develop a sufficient customer base to be able to generate meaningful revenue from their targeted markets.

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

   In Fiscal 2000, the Company packaged the hardware and began to market two models: "WOW Thing for Computers" and "WOW Thing for Game Consoles" to consumers and resellers. Although the revenues from these product launches during Fiscal 2000 were not significant, the product introductions did help to elevate the technology's brand awareness with the Company's customers and with consumers.

   The Company intends to continue to expand its offerings of high-end audio enhancement products in the year 2001 and beyond. There can be no assurance that the Company will be able to develop an effective distribution channel and build acceptable brand recognition as a product manufacturer. As the business increases, it is anticipated that significant capital will be required to finance product inventory and accounts receivable. As a result, the Company is subject to risks of product obsolescence, bad debt and insufficient finance to grow the business.

   The Company also recognizes that as new consumer audio products are developed and marketed by the Company, there will always exist a potential for conflict and competition between the Company and certain of the Company's technology licensees. Although the intended products of the Company and those of its licenses do not generally overlap, there can be no assurances that the Company's products will not compete with those of their licensees. If such conflicts do materialize, it is uncertain whether the Company will be able to mitigate the effect of such conflicts, which, if not resolved, may adversely impact its business and results of operations.

Economic Risks Associated with Doing Business in Asia

   The Company's significant operations in Hong Kong, the PRC and other parts of Asia have required, and will continue to require, refinement to adapt to the changing market conditions in the region. The Company's operations in Asia, and international operations in general, are subject to risks of unexpected changes in, or impositions of legislative or regulatory requirements.

   The Asian consumer electronics markets accounted for approximately 94%, 94% and 92% of total Company sales in 2000, 1999 and 1998, respectively and are expected to continue to account for a substantial percentage of sales in the future. The recent economic crisis in Asia has been characterized by declines in consumer spending, currency devaluation, unemployment and bank failures. Any of these factors, should they continue, could significantly reduce the demand for the end user goods in which the Company's products are used.

   The PRC economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that such growth will not continue to decrease or that any slow down will not have a negative effect on the Company's business, including Valence. The PRC economy has also experienced deflation in the past which may continue in the future. The current economic situation may adversely affect the Company's profitability over time as expenditures for consumer electronics products and information technology may decrease due to the results of slowing domestic demand and deflation.

   Hong Kong is a Special Administrative Region of the PRC with its own government and legislature. Hong Kong enjoys a high degree of autonomy from the PRC under the principle of "one country, two systems". The Company can give no assurance that Hong Kong will continue to enjoy autonomy from the PRC.

   The Hong Kong dollar has remained relative constant due to the US dollar peg and currency board system that has been in effect in Hong Kong since 1983. Since mid-1997, interest rates in Hong Kong have fluctuated significantly and real estate and retail sales have declined. The Company can give no assurance that the Hong Kong economy will not worsen or that the historical currency peg of the Hong Kong dollar to the U.S. dollar will be maintained. Continued declining consumer spending in Hong Kong, deflation or the discontinuation of the currency peg could adversely affect the Company's business.

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

Management of Growth; Dependence on Key Personnel

   The growth of the Company and its subsidiaries has placed, and will continue to place, a significant strain on its administrative, operational and financial resources, and has increased, and will continue to increase, the level of responsibility for both existing and new management personnel. The Company's future success depends in part on the continued service of its key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel. The Company anticipates that any future growth will require it to recruit and hire a number of new personnel in engineering, operations, finance, sales and marketing. Competition for such personnel is intense, and there can be no assurance that the Company can recruit and retain necessary personnel to operate its business and support future growth. The Company's ability to manage its growth successfully also will require the Company to continue to expand and improve its administrative, operational, management and financial systems and controls.

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

Acquisitions

   From time-to-time, the Company expects to make acquisitions of businesses or technologies that are complementary to its business strategy. Such future acquisitions would expose the Company to risks commonly encountered in acquisitions of businesses. Such risks include, among others, difficulty of assimilating the operations, information systems and personnel of the acquired business(es), the potential disruption of the Company's ongoing business; and the inability of management to maximize the financial and strategic position of the Company through successful incorporation of the acquired technologies, employees and customers. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on the Company's business, financial condition and results of operations.

Acquired In-Process Research And Development

   Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, the technology not functioning properly, continued economic feasibility of developed technologies, customer acceptance, customer demand and customer qualification of such new technology and general competitive conditions in the industry. There can be no assurance that the Acquired R&D projects associated with the acquisitions of Valence and VIP will be successfully completed and commercially introduced.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

Foreign Currency

   The Company has subsidiary operations in Hong Kong and the PRC, and, accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in Fiscal 2000, 1999 and 1998 due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar, and the exchange rate remained relatively constant throughout such fiscal years. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

Interest Rates

   The Company's line of credit bears interest based on the lending bank's prime rate or LIBOR. The interest rate on the balance of $8 million outstanding at December 31, 2000 was 7.5%. If interest rates were to increase by 10%, the impact on the Company's consolidated financial statements would be additional interest expense of approximately $60,000.

Item 8.  Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS:

 Independent Auditors' Report.............................................  34

 Consolidated Balance Sheets as of December 31, 2000 and 1999.............  35

 Consolidated Statements of Operations for the years ended December 31,
  2000, 1999 and 1998.....................................................  36

 Consolidated Statements of Comprehensive Loss for the years ended
  December 31, 2000, 1999 and 1998........................................  36

 Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2000, 1999 and 1998........................................  37

 Consolidated Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998.....................................................  38

 Notes to Consolidated Financial Statements...............................  40

FINANCIAL STATEMENT SCHEDULE:

 Schedule II -- Valuation and Qualifying Accounts and Reserves
  for the years ended December 31, 2000, 1999 and 1998....................  56

   The Quarterly Financial Information required by this Item 8 is set forth in
Item 7 of the Annual Report on Form 10-K and is hereby incorporated into this
Item 8.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
SRS Labs, Inc.:

   We have audited the accompanying consolidated balance sheets of SRS Labs, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SRS Labs, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
February 12, 2001

                                 SRS LABS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    December 31,  December 31,
                                                        2000          1999
                                                    ------------  ------------
Current Assets
 Cash and cash equivalents......................... $ 24,128,480  $ 15,969,678
 Investments available for sale....................    5,713,881     3,011,250
 Accounts receivable, net of allowance for doubtful
  accounts of $995,599 in 2000 and $1,083,961 in
  1999.............................................      787,908     2,495,157
 Inventories, net of reserve of $757,185 in 2000
  and $624,844 in 1999.............................    3,068,478     2,726,193
 Prepaid expenses and other current assets,
  including other receivables of $150,856 in 2000
  and $161,258 in 1999.............................      847,953       729,881
 Deferred income taxes.............................       38,116        81,467
                                                    ------------  ------------
    Total Current Assets...........................   34,584,816    25,013,626
 Investments available for sale....................      582,849     6,331,483
 Furniture, fixtures and equipment, net............    1,808,624     1,166,757
 Intangible assets, net............................    3,692,218     5,425,273
 Deferred income taxes.............................      900,839       740,889
 Other assets......................................           --       422,493
                                                    ------------  ------------
    Total Assets................................... $ 41,569,346  $ 39,100,521
                                                    ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable.................................. $  1,603,401  $  2,882,686
 Accrued liabilities...............................    1,974,357     1,658,964
 Line of credit....................................    8,000,000     8,000,000
 Income taxes payable..............................    1,093,107     1,518,548
                                                    ------------  ------------
    Total Current Liabilities......................   12,670,865    14,060,198
Minority interest..................................      595,428            --
Commitments and contingencies (Note 7)
Stockholders' Equity
 Preferred stock -- $.001 par value; 2,000,000
  shares authorized; no shares issued and
  outstanding......................................           --            --
 Common stock -- $.001 par value; 56,000,000 shares
  authorized;
  12,652,844 and 11,890,691 shares issued; and
  12,581,744 and
  11,819,591 outstanding for 2000 and 1999,
  respectively.....................................       12,653        11,891
 Additional paid-in capital........................   55,060,403    40,312,336
 Deferred stock option compensation................      376,052       264,557
 Cumulative other comprehensive (loss) income......      (64,950)       23,330
 Accumulated deficit...............................  (26,817,824)  (15,308,510)
 Treasury stock at cost, 71,100 shares at December
  31, 2000 and 1999, respectively..................     (263,281)     (263,281)
                                                    ------------  ------------
    Total Stockholders' Equity.....................   28,303,053    25,040,323
                                                    ------------  ------------
    Total Liabilities And Stockholders' Equity..... $ 41,569,346  $ 39,100,521
                                                    ============  ============

          See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Years Ended December 31,
                                      ---------------------------------------
                                          2000         1999          1998
                                      ------------  -----------  ------------
REVENUES
Chip and licensing revenue........... $ 13,098,242  $18,624,221  $ 15,762,369
Product and component sales..........   14,874,452   17,171,362    28,962,671
                                      ------------  -----------  ------------
    TOTAL REVENUES...................   27,972,694   35,795,583    44,725,040
COST OF SALES........................   16,611,290   22,002,817    29,819,071
                                      ------------  -----------  ------------
GROSS MARGIN.........................   11,361,404   13,792,766    14,905,969
EXPENSES
Sales and marketing..................    6,355,742    5,148,458     6,845,674
Research and development.............    4,151,064    4,141,571     2,554,883
General and administrative...........   10,357,001    6,932,397     5,530,957
Non-cash stock issuance cost.........    3,111,859           --            --
Acquired in-process research and
 development.........................           --           --    18,510,378
                                      ------------  -----------  ------------
    TOTAL EXPENSES...................   23,975,666   16,222,426    33,441,892
    LOSS FROM OPERATIONS.............  (12,614,262)  (2,429,660)  (18,535,923)
OTHER INCOME, NET....................    1,180,352      735,122       704,992
MINORITY INTEREST....................      249,577           --            --
                                      ------------  -----------  ------------
LOSS BEFORE INCOME TAX EXPENSE
 (BENEFIT)...........................  (11,184,333)  (1,694,538)  (17,830,931)
INCOME TAX EXPENSE (BENEFIT).........      324,981       49,662      (273,156)
                                      ------------  -----------  ------------
NET LOSS............................. $(11,509,314) $(1,744,200) $(17,557,775)
                                      ============  ===========  ============
Net loss per common share:
 Basic and diluted................... $      (0.93) $     (0.15) $      (1.54)
                                      ============  ===========  ============
Weighted average shares used in the
 calculation of net loss per common
 share:
 Basic and diluted...................   12,379,281   11,696,272    11,410,346
                                      ============  ===========  ============

                                 SRS LABS, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                            Years Ended December 31,
                                      ---------------------------------------
                                          2000         1999          1998
                                      ------------  -----------  ------------
Net loss............................. $(11,509,314) $(1,744,200) $(17,557,775)
Other comprehensive loss
 Foreign currency translation........      (81,219)      (4,827)           --
 Unrealized loss on investments
  available for sale, net of tax.....       (7,061)    (113,232)      (22,211)
                                      ------------  -----------  ------------
Comprehensive loss................... $(11,597,594) $(1,862,259) $(17,579,986)
                                      ============  ===========  ============

          See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        Cumulative
                                                                           Other       Retained
                         Common Stock                       Deferred   Comprehensive   Earnings
                      -------------------   Additional    Stock Option    Income     (Accumulated  Treasury
                        Shares    Amount  Paid-In Capital Compensation    (Loss)       Deficit)      Stock       Total
                      ----------  ------- --------------- ------------ ------------- ------------  ---------  ------------
BALANCE, January 1,
 1998...............   9,609,867  $ 9,610   $25,022,437    $ 231,087     $163,600    $  3,993,465  $      --  $ 29,420,199
 Proceeds from
  exercise of stock
  options...........     213,121      213       311,199           --           --              --         --       311,412
 Tax benefit
  associated with
  exercise of stock
  options...........          --       --        13,623           --           --              --         --        13,623
 Deferred stock
  option
  compensation......          --       --            --       82,215           --              --         --        82,215
 Unrealized loss on
  investments
  available for
  sale, net of tax..          --       --            --           --      (22,211)             --         --       (22,211)
 Issuance of common
  stock to acquire
  Valence...........   1,680,611    1,681    12,104,097           --           --              --         --    12,105,778
 Issuance of common
  stock for
  noncompetition
  agreements........     125,000      125       900,275           --           --              --         --       900,400
 Issuance of common
  stock and warrants
  to acquire VIP....      25,000       25       518,507           --           --              --         --       518,532
 Issuance of common
  stock to acquire
  Circle Surround...      35,294       35       299,965           --           --              --         --       300,000
 Net loss...........          --       --            --           --           --     (17,557,775)        --   (17,557,775)
                      ----------  -------   -----------    ---------     --------    ------------  ---------  ------------
BALANCE,
 December 31, 1998..  11,688,893   11,689    39,170,103      313,302      141,389     (13,564,310)        --    26,072,173
 Proceeds from
  exercise of stock
  options...........     201,798      202       760,857     (170,263)          --              --         --       590,796
 Tax benefit
  associated with
  exercise of stock
  options...........          --       --       381,376           --           --              --         --       381,376
 Deferred stock
  option
  compensation......          --       --            --      121,518           --              --         --       121,518
 Treasury stock.....     (71,100)      --            --           --           --              --   (263,281)     (263,281)
 Unrealized loss on
  investments
  available for
  sale, net of tax..          --       --            --           --     (113,232)             --         --      (113,232)
 Currency
  translation
  adjustment........          --       --            --           --       (4,827)             --         --        (4,827)
 Net loss...........          --       --            --           --           --      (1,744,200)        --    (1,744,200)
                      ----------  -------   -----------    ---------     --------    ------------  ---------  ------------
BALANCE,
 December 31, 1999..  11,819,591   11,891    40,312,336      264,557       23,330     (15,308,510)  (263,281)   25,040,323
 Proceeds from
  exercise of stock
  options...........     471,624      471     1,481,213           --           --              --         --     1,481,684
 Deferred stock
  option
  compensation......          --       --            --      111,495           --              --         --       111,495
 Issuance of common
  stock and
  warrants..........     290,529      291     8,111,859           --           --              --         --     8,112,150
 Increase in
  additional paid-in
  capital from sale
  of stock by
  subsidiary........          --       --     5,154,995           --           --              --         --     5,154,995
 Unrealized loss on
  investments
  available for
  sale, net of tax..          --       --            --           --       (7,061)             --         --        (7,061)
 Currency
  translation
  adjustment........          --       --            --           --      (81,219)             --         --       (81,219)
 Net loss...........          --       --            --           --           --     (11,509,314)        --   (11,509,314)
                      ----------  -------   -----------    ---------     --------    ------------  ---------  ------------
BALANCE,
 December 31, 2000..  12,581,744  $12,653   $55,060,403    $ 376,052     $(64,950)   $(26,817,824) $(263,281) $ 28,303,053
                      ==========  =======   ===========    =========     ========    ============  =========  ============

          See accompanying notes to consolidated financial statements

                                 SRS LABS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                       ---------------------------------------
                                           2000         1999          1998
                                       ------------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $(11,509,314) $(1,744,200) $(17,557,775)
Adjustments to reconcile net loss to
 net cash (used in) provided by
 operating activities:
 Non-cash stock issuance cost........     3,111,859           --            --
 Minority interest...................      (249,577)          --            --
 Provision for doubtful accounts.....       116,560    1,040,271       (82,785)
 Provision for obsolete inventory....       132,341      628,006       353,814
 Depreciation and amortization.......     3,549,075    2,127,736     1,888,635
 Deferred income taxes...............      (116,599)    (836,140)     (298,205)
 Write-off of acquired in-process
  research and development...........            --           --    18,510,378
 Realized gain on sales of
  investments available for sale.....            --           --       (86,337)
 Amortization of premium on
  investments available for sale.....        34,035       54,964        62,534
 Accretion of consideration due on
  asset purchase.....................            --           --         8,196
 Stock option compensation expense...       111,495      121,518        82,215
 Currency translation adjustment.....       (81,219)      (4,827)           --
 Loss on disposition of furniture,
  fixtures and equipment.............        16,483        1,594            --
 Changes in operating assets and
  liabilities, net of the effect of
  acquisitions:
  Accounts receivable................     1,590,689    1,785,258     2,024,562
  Inventories........................      (474,626)   1,278,769     1,645,004
  Prepaid expenses and other assets..       304,421    2,091,859    (2,212,510)
  Accounts payable...................    (1,279,285)  (7,749,819)    1,878,303
  Accrued liabilities................       315,393    1,236,121      (403,399)
  Income taxes payable...............      (420,534)   1,602,067      (790,542)
                                       ------------  -----------  ------------
 Net cash (used in) provided by
  operating activities...............    (4,848,803)   1,633,177     5,022,088
                                       ------------  -----------  ------------
Cash Flows From Investing Activities:
Purchase of furniture, fixtures and
 equipment...........................    (1,154,370)    (464,037)     (466,368)
Proceeds from sales of investments
 available for sale..................     3,000,000    2,500,000     9,467,572
Cash paid for acquisitions, less cash
 acquired............................            --           --    (6,911,216)
Expenditures related to intangible
 assets..............................    (1,320,000)    (368,219)     (590,555)
                                       ------------  -----------  ------------
 Net cash provided by investing
  activities.........................       525,630    1,667,744     1,499,433
                                       ------------  -----------  ------------
Cash Flows From Financing Activities:
Proceeds from sale of common stock...     5,000,291           --            --
Proceeds from sale of stock by
 subsidiary..........................     6,000,000           --            --
Proceeds from line of credit.........            --           --     8,000,000
Payments on subsidiary debt..........            --           --    (6,846,737)
Payment of consideration due on asset
 purchase............................            --           --       (91,707)
Exercise of stock options............     1,481,684      590,796       311,412
Purchase of treasury stock...........            --     (263,281)           --
                                       ------------  -----------  ------------
 Net cash provided by financing
  activities.........................    12,481,975      327,515     1,372,968
                                       ------------  -----------  ------------
Net increase in cash and cash
 equivalents.........................     8,158,802    3,628,436     7,894,489
Cash and cash equivalents, beginning
 of period...........................    15,969,678   12,341,242     4,446,753
                                       ------------  -----------  ------------
Cash and cash equivalents, end of
 period..............................  $ 24,128,480  $15,969,678  $ 12,341,242
                                       ============  ===========  ============
Supplemental Disclosures Of Cash Flow
 Information:
 Cash paid during the period for:
 Interest............................  $    586,722  $   179,194  $    488,732
 Income taxes........................  $    963,794  $        --  $    640,079
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
 Additional consideration accrued for
  asset purchase.....................  $         --  $        --  $      8,196
 Unrealized loss on investments,
  net................................  $     (7,061) $  (113,232) $    (22,211)
 Tax benefit associated with exercise
  of stock options...................  $         --  $   381,376  $     13,623

          See accompanying notes to consolidated financial statements

   The Company acquired the stock of Valence Technology Inc. on March 2, 1998 (Notes 2 and 9) and issued 1,680,611 shares of common stock in payment of $12,105,778 of the acquisition price. The acquisition was accounted for as a purchase having an effective date of February 1, 1998.

   In conjunction with the acquisition, certain liabilities were assumed as follows:

     Fair value of assets acquired................................ $ 14,076,279
     Acquired in-process research and development costs...........   17,471,668
     Acquired intangible assets...................................    5,910,400
     Total consideration, including acquisition costs.............  (21,879,033)
                                                                   ------------
     Liabilities assumed.......................................... $ 15,579,314
                                                                   ============

   The Company issued 125,000 shares of common stock in consideration for certain non-competition agreements with the key employees of Valence Technology Inc. The shares have an ascribed fair value of $900,400 (Notes 2 and 9).

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

                                SRS LABS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 2000, 1999 and 1998

1. Organization and Significant Accounting Policies

  Organization

   SRS Labs, Inc. ("SRS Labs") was incorporated under the laws of the State of California on June 23, 1993 and reincorporated under the laws of the State of Delaware on June 28, 1996.

   The Company is a developer and provider of technology solutions for the consumer electronics, computer, game, Internet and telecommunications markets. For the fiscal year ended December 31, 2000 ("Fiscal 2000"), the Company's principal business activities in these markets included:

  . Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world;

  . Through its majority-owned subsidiary, SRSWOWcast.com, Inc.
    ("SRSWOWcast"), developing audio and voice enhancement technology solutions dedicated to the Internet and telecommunications markets; and

  . Through its wholly-owned subsidiary, ValenceTech Limited and its foreign subsidiaries (collectively, "Valence"), designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and finished goods for the OEM and retail communities within the Company's targeted markets.

   SRS Labs and its majority-owned and wholly-owned subsidiaries together are hereby collectively referred to as the "Company".

  Basis of Presentation

   The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company and its wholly and majority owned subsidiaries, Valence and SRSWOWcast, after elimination of all intercompany accounts and transactions. The equity and net loss attributable to minority shareholders are shown separately in the consolidated balance sheet and statement of operations, respectively.

  Cash Equivalents

   Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original or remaining maturities of three months or less at the date of purchase. The Company maintains cash and cash equivalents, investments, and certain other financial instruments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

  Investments

   The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board ("FASB"). Investments, consisting primarily of municipal bonds, have been classified as available for sale and are reported at fair value, based on quoted market prices, in the accompanying consolidated balance sheets. Unrealized gains and losses, net of applicable income taxes, are reported as a separate component of stockholders' equity.

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998

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

  Furniture, Fixtures and Equipment

   Furniture, fixtures and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method, which amortizes cost over the lesser of the estimated useful lives of the respective assets or the term of the related lease. Useful lives range from two to five years.

  Patents and Intangible Assets

   Costs paid by the Company related to the establishment and transfer of patents, primarily legal costs, are capitalized and amortized over periods ranging from five to ten years, depending on the estimated life of the technology patented.

   Consideration for the purchase of assets in excess of the fair market value of specifically identified tangible assets has been capitalized as intangible assets in the accompanying consolidated balance sheets. These assets are being amortized over periods ranging from three to eleven years depending on the useful life of the asset.

   The Company annually evaluates the recoverability of its patents and intangible assets based on the estimated future undiscounted cash flows. Should the carrying value of patents or intangible assets exceed the estimated operating income for the expected periods of benefit, impairment for the excess is recorded at that time.

  Long-Lived Assets

   The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and, based on its most recent assessment, has determined that there was no impairment at December 31, 2000.

  Other Assets

   Other assets consist primarily of notes receivable. Collection of these notes receivable occurred in July, 2000.

  Minority Interest in Consolidated Subsidiary

   Minority interest in consolidated subsidiary represents the minority stockholders' proportionate share of the equity of SRSWOWcast. At December 31, 2000, the Company owned approximately 87% of the capital stock of SRSWOWcast.

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998

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

  Revenue Recognition

   Royalty revenues associated with ongoing royalty license agreements are recognized when license payments are due upon receipt of reports from licensees stating the number of products implementing SRS patented technologies on which royalties are due. Licensing revenues for one-time technology transfer fees are recognized in the period in which the license agreement is consummated and the related technology and passage of title is transferred.

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

  Foreign Currency Translation

   The Company's reporting currency is the U.S. dollar, while the functional currency of Valence is the Hong Kong dollar. Assets and liabilities of Valence are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars are included as a separate component of stockholders' equity (other comprehensive (loss) income). Foreign currency translation losses were $81,219, $4,827 and $0 during the years ended December 31, 2000, 1999 and 1998, respectively. Transaction gains (losses) arising on exchange of foreign currency are recognized as incurred in the statements of operations and aggregated $51,855, $26,775 and ($76,000) during the years ended December 31, 2000, 1999 and 1998, respectively.

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998


  Net Loss Per Common Share

   The Company applies SFAS No. 128, "Earnings per Share," which requires the disclosure of basic and diluted net income or loss per share for all current and prior periods. Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding during each year. Diluted net income or loss per common share reflects the maximum dilution, based on the average price of the Company's common stock each period and is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised. Common stock equivalents have not been included in calculating diluted net loss per share for the years ended December 31, 2000, 1999 and 1998, respectively as their inclusion would be anti-dilutive.

  Stock-Based Compensation

   The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

  Fair Value of Financial Instruments

   Management believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short period of time between origination of the instruments and their expected realization. The carrying amounts of investments available for sale are reported at fair value based on quoted market prices (Note 3). Management believes the carrying amount of balances outstanding under the line of credit approximate fair value as the underlying interest rates reflect market rates.

  Customer Concentration

   During Fiscal 2000 and the fiscal year ended December 31, 1999 ("Fiscal 1999"), one customer accounted for approximately 14% and 21% of revenues, respectively. For the fiscal year ended December 31, 1998 ("Fiscal 1998"), two customers accounted for approximately 40% of revenues. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectibility of related receivables could have a material adverse effect on the Company's financial condition and results of operations.

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

   The Company's trade receivables are derived from sales to OEMs and distributors in the consumer electronics, computer, game, Internet and telecommunications markets primarily in Asia, North America and Europe. The Company makes periodic evaluations of the creditworthiness of its customers and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for estimated credit losses and such losses have historically been within management's expectations.

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998


  Geographic Risk

   The Company's significant operations in Hong Kong, the PRC and other parts of Asia have required, and will continue to require, refinement to adapt to the changing market conditions in the region. The Company's operations in Asia, and international operations in general, are subject to risks of unexpected changes in, or impositions of legislative or regulatory requirements.

   The Asian consumer electronics markets accounted for approximately 94%, 94% and 93% of total Company sales in 2000, 1999 and 1998, respectively and are expected to continue to account for a substantial percentage of sales in the future. The recent economic crises in Asia have been characterized by declines in consumer spending, currency devaluation, unemployment and bank failures. Any of these factors, should they continue, could significantly reduce the demand for the end user goods in which the Company's products are used.

  Recent Accounting Pronouncements

   On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities -- an amendment of FASB Statement No. 133" which requires derivatives to be reported as assets or liabilities in the balance sheet at fair value. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities and redefining interest rate risk to reduce sources of ineffectiveness. The adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

   In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of SAB No. 101 in the fourth quarter of 2000 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

   In March 2000, FASB issued Interpretation No. ("FIN") 44 of Accounting Principles Board Opinion No. 25 "Accounting for Certain Transactions Involving Stock Compensation", which, among other things, addresses accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). FIN 44 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

  Reclassifications

   Certain amounts as previously reported have been reclassified to conform to the current year presentation.

2. Acquisitions

   On March 2, 1998, the Company acquired (the "Acquisition") all of the outstanding shares of capital stock of Valence, a British Virgin Islands holding company. Valence, which conducts its operations through its subsidiaries based in Hong Kong and the Peoples Republic of China ("PRC"), is engaged in the following business activities: (i) the development and marketing of technology in the form of integrated circuits (ASICs) to original equipment manufacturers and (ii) the sale of consumer electronic and telecommunications products and components.

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998

   The Acquisition included certain assets and liabilities and all intellectual property rights to the products as well as acquired in-process research and development ("Acquired R&D") activities. The aggregate purchase price of $19,500,000, excluding acquisition costs and non-compete agreements, consisted of approximately $7,400,000 in cash, of which the Company utilized its existing cash balances and 1,680,611 shares of the Company's common stock with a fair value of $12,105,778. The Acquisition was accounted for as a purchase having an effective date of February 1, 1998, and accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values in accordance with APB Opinion No. 16. The Company's consolidated statement of operations for the year ended December 31, 1998 includes a charge of approximately $17,500,000 million for the write-off of Acquired R&D expense associated with the Acquisition. In connection with the Acquisition, three of the four management shareholders and their respective sole shareholders, each of whom was a key employee of Valence or one of its subsidiaries, entered into non-competition agreements with the Company. In consideration for these agreements and for a nominal cash payment equal to the par value of the shares, the Company issued 125,000 additional shares of its common stock, with a fair value of $900,400 in aggregate, to such three shareholders. The following summarizes the consideration granted for the Acquisition and the non-compete agreements, the allocation of the purchase price and other purchase accounting adjustments:

      Cash......................................................... $ 7,394,222
      Common stock.................................................  13,006,178
                                                                    -----------
      Total purchase price.........................................  20,400,400
      Deficiency in net assets acquired............................   1,503,035
      Acquisition costs............................................   1,478,633
                                                                    -----------
      Excess of purchase price over net assets acquired............ $23,382,068
                                                                    ===========
      Allocation to:
       In-process research and development......................... $17,471,668
       Developed technology........................................   1,200,000
       Cell library................................................   1,150,000
       Customer list...............................................   1,000,000
       Workforce...................................................   1,000,000
       Non-compete agreement.......................................     900,400
       Brand name..................................................     660,000
                                                                    -----------
                                                                    $23,382,068
                                                                    ===========

   The Acquired R&D expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products, but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the Acquired R&D projects was based upon the discounted expected future net cash flows of the products over the products' expected life, reflecting the estimated stages of completion of the projects and the estimated costs to complete the projects.

   New product development projects underway at Valence at the time of the Acquisition included, among others, ASICs for consumer electronics, computing and voice and audio applications, home entertainment systems, digital multimedia players and digital power amplifiers. The Company estimated that these projects were approximately 63% complete at the date of the Acquisition and estimated that the cost to complete these projects will aggregate approximately $7 million and will be incurred over a three-year period.

   Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998

properly, continued economic feasibility of developed technologies, customer acceptance, customer demand and customer qualification of such new technology and general competitive conditions in the industry. There can be no assurance that the Acquired R&D projects will be successfully completed and commercially introduced.

   On February 28, 1998, the Company acquired certain rights to a proprietary technology, Voice Intelligibility Processor ("VIP"), from a third party. The aggregate consideration, including acquisition costs, was $1,138,710 and was comprised of $620,178 in cash, 25,000 shares of the Company's common stock with a fair value of $176,575 and warrants to purchase 100,000 shares of the Company's common stock at $9.47 per share with a fair value of $341,957. The portion of the purchase price allocated to Acquired R&D, $1,038,710, was charged to the Company's operations. The remainder of the purchase price was allocated to an intangible asset and is being amortized over eight years.

   The following summarizes the consideration granted for the acquisition of VIP, the allocation of the purchase price and other purchase accounting adjustments:

      Cash.......................................................... $  500,000
      Common stock and warrants.....................................    518,532
      Acquisition costs.............................................    120,178
                                                                     ----------
          Total purchase price...................................... $1,138,710
                                                                     ==========
      Allocation to:
       In-process research and development.......................... $1,038,710
       Intangible assets............................................    100,000
                                                                     ----------
                                                                     $1,138,710
                                                                     ==========

   The Acquired R&D expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products, but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the Acquired R&D projects was based upon the discounted expected future net cash flows of the products over the products' expected life, reflecting the estimated stages of completion of the projects and the costs to complete the projects.

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

   Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function properly, continued economic feasibility of developed technologies, customer acceptance, customer demand and customer qualification of such new technology and general competitive conditions in the industry. There can be no assurance that the Acquired R&D projects will be successfully completed and commercially introduced.

   The Company's financial statements for Fiscal 1998 reflect one-time charges related to Acquired R&D expenses of $17,471,668 associated with the Valence acquisition and $1,038,710 associated with the VIP acquisition.

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998


   On May 21, 1998, the Company acquired certain rights to a proprietary technology, Circle Surround, from a third party. The aggregate consideration, including acquisition costs, was $834,985 and was comprised of $534,985 in cash and 35,294 shares of the Company's common stock with a fair value of $300,000. The purchase price was allocated to intangible assets and is being amortized over ten years.

3. Investment Securities Available for Sale

   The following table summarizes the Company's investment securities available for sale:

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
      Municipal bonds available for sale:
       Cost.............................................. $6,260,975 $9,295,010
       Unrealized gains..................................     35,755     47,723
                                                          ---------- ----------
       Estimated fair value.............................. $6,296,730 $9,342,733
                                                          ========== ==========

   The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

                                            2000                  1999
                                    --------------------- ---------------------
                                               Estimated             Estimated
                                       Cost    Fair Value    Cost    Fair Value
                                    ---------- ---------- ---------- ----------
      Municipal bonds:
       Due in one year or less..... $5,684,486 $5,713,881 $2,993,206 $3,011,250
       Due in one to five years....    576,489    582,849  6,301,804  6,331,483
                                    ---------- ---------- ---------- ----------
                                    $6,260,975 $6,296,730 $9,295,010 $9,342,733
                                    ========== ========== ========== ==========

4. Furniture, Fixtures and Equipment

   Furniture, fixtures and equipment, net, consist of the following:

                                                          December 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
      Furniture, fixtures and equipment............. $ 1,207,731  $   847,117
      Computer equipment............................   2,508,403    1,366,595
      Leasehold improvements........................     290,164      145,408
                                                     -----------  -----------
                                                       4,006,298    2,359,120
      Less accumulated depreciation and
       amortization.................................  (2,197,674)  (1,192,363)
                                                     -----------  -----------
                                                     $ 1,808,624  $ 1,166,757
                                                     ===========  ===========

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998

 5. Intangible Assets

   Intangible assets consist of the following:

                                                            December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
     Goodwill......................................... $   711,886  $   711,886
     Patents..........................................   1,142,654    2,154,716
     Developed technology.............................   1,200,000    1,200,000
     Cell library.....................................   1,150,000    1,150,000
     Customer list....................................   1,000,000    1,000,000
     Workforce........................................   1,000,000    1,000,000
     Non-compete agreement............................     900,400      900,400
     Brand name.......................................     660,000      660,000
     Other purchased technology.......................     120,000           --
                                                       -----------  -----------
                                                         7,884,940    8,777,002
     Less accumulated amortization....................  (4,192,722)  (3,351,729)
                                                       -----------  -----------
                                                       $ 3,692,218  $ 5,425,273
                                                       ===========  ===========

   Amortization periods range from three to eleven years depending on the estimated useful life of the asset. A review for impairment during Fiscal 2000 resulted in a write down of intangible assets with a cost of $1,693,740 and a net book value of $1,116,000.

 6. Financing Arrangements

   The Company has a revolving line of credit (and letter of credit facility) with a bank which expires on April 1, 2001 and is secured by certain of the Company's investments. The total availability under the line of credit is the lesser of $10 million or a percentage of the fair market value of the collateral. The line of credit bears interest at the bank's prime rate (9.5% as of December 31, 2000) or LIBOR (6.75% as of December 31, 2000) plus 0.75%. As of December 31, 2000, the Company had $8.0 million outstanding under the line of credit.

   Valence has a credit facility with a bank that provides for borrowings aggregating approximately $5,000,000. The facility has no fixed expiration date and is collateralized by certain of Valence's assets on deposit with the bank. The facility provides for a variety of import/export trade instruments which bear interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility also provides for a revolving line of credit of up to $3,500,000 which bears interest at 1.25% over the related collateral deposit interest rate. At December 31, 2000, there were no obligations outstanding under this credit facility.

 7. Commitments and Contingencies

   The Company leases office space and certain equipment under noncancelable operating leases expiring through 2003.

   The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership which is affiliated with a principal stockholder and executive officer of the Company. The lease is for a term of two years, commencing June 1, 2000, with an option to extend the term for an additional two years thereafter. Additionally, the Company leases several offices and warehouses in Hong Kong and China from unrelated parties. Total rent expense was $615,847, $604,198 and $646,498 for the years ended December 31, 2000, 1999, and 1998, respectively, of which $175,500, $165,672 and $165,672 was

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998

paid to related parties, respectively. Future annual minimum lease payments under noncancelable operating leases at December 31, 2000, are as follows:

     Year Ending                                             Office
     December 31,                                 Facility  Equipment   Total
     ------------                                ---------- --------- ----------

      2001...................................... $  569,304  $12,112  $  581,416
      2002......................................    365,188    5,112     370,300
      2003......................................    243,154    2,130     245,284
                                                 ----------  -------  ----------
                                                 $1,177,646  $19,354  $1,197,000
                                                 ==========  =======  ==========

   Litigation -- The Company is involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company believes that the resolution of these matters will not likely have a material adverse effect on the Company's financial statements.

8. Income Taxes

   The provision (benefit) for income taxes consists of the following:

                                                     December 31,
                                           -----------------------------------
                                              2000         1999        1998
                                           -----------  -----------  ---------
     Current:
      Federal............................. $   (82,801) $    35,553  $(679,205)
      State...............................     (10,828)      88,282     35,963
      Foreign.............................     535,210      761,967    668,291
                                           -----------  -----------  ---------
                                               441,581      885,802     25,049
                                           -----------  -----------  ---------

     Deferred:
      Federal.............................  (4,352,139)  (1,583,931)  (161,286)
      State...............................    (626,850)    (281,414)  (136,919)
      Foreign.............................     (44,812)    (125,196)        --
      Change in valuation allowance.......   4,907,201    1,154,401         --
                                           -----------  -----------  ---------
                                              (116,600)    (836,140)  (298,205)
                                           -----------  -----------  ---------
                                           $   324,981  $    49,662  $(273,156)
                                           ===========  ===========  =========

   The reconciliation of the provision (benefit) for income taxes computed at U.S. federal statutory rates to the provision for income taxes is as follows:

                                                    December 31,
                                         ------------------------------------
                                            2000         1999        1998
                                         -----------  ----------  -----------
     Tax at U.S. federal statutory
      rates............................. $(4,001,868) $ (593,088) $(6,240,826)
     State income taxes.................    (420,868)   (127,467)     (75,645)
     Tax exempt interest................      70,179     (35,862)    (150,766)
     Change in valuation allowance......   4,907,201   1,154,401           --
     Intangibles........................          --          --    5,940,367
     Other..............................    (229,663)   (348,322)     253,714
                                         -----------  ----------  -----------
         Total income tax expense
          (benefit)..................... $   324,981  $   49,662  $  (273,156)
                                         ===========  ==========  ===========

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
     Deferred tax assets (liabilities):
      State income taxes............................. $  (362,895) $  (149,765)
      Depreciation and amortization..................     566,727       78,191
      Accruals not currently deductible..............     (20,205)      74,223
      Net operating losses...........................   6,085,899    1,433,151
      Tax credits....................................     683,224      540,957
      Other..........................................      47,807           --
      Valuation allowance............................  (6,061,602)  (1,154,401)
                                                      -----------  -----------
         Total net deferred tax assets............... $   938,955  $   822,356
                                                      ===========  ===========

   The Company has federal and state net operating loss carry forwards at December 31, 2000, of approximately $15,400,000 and $9,400,000, respectively. These net operating loss carry forwards will begin to expire in 2019 and 2003, respectively. In addition, the Company has federal tax credit carry forwards of approximately $683,000 which will begin to expire in 2003.

   As of December 31, 2000, a valuation allowance of approximately $6,062,000 has been provided based on the Company's assessment of the future realizability of certain deferred tax assets. Approximately $1,287,000 of the valuation allowance is attributable to the potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.


 9. Stockholders' Equity

 Issuance of Common Stock

  Stock Repurchases

   During Fiscal 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock for a period from December 23, 1998 to December 31, 1999. As of December 31, 2000 and 1999, 71,100 shares had been repurchased at a cost of $263,281. Such repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

  Common Stock Issuances

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

   On March 8, 2000, the Company entered into a technology and marketing alliance with Microsoft Corporation ("Microsoft"). On March 9, 2000, in connection with this transaction, Microsoft purchased 290,529 shares of the Company's common stock for $17.21 per share or $5,000,000 in the aggregate (together referred to as the "Microsoft Transaction"). The difference between the purchase price received and the fair value of the common stock on the date of purchase, totaling $556,076, was recorded as non-cash stock issuance cost by the Company during the quarter ended March 31, 2000.

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998


  Stock Award/Option Plans/Warrants

   On December 10, 1993, the Company's Board of Directors and shareholders adopted an Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1993 Plan"). Under the 1993 Plan, 801,971 shares of the Company's common stock are reserved for issuance to executives, employees and non-employee directors of the Company at the discretion of the Board of Directors or the committee administering the 1993 Plan. The Compensation Committee of the Board or, in the absence of a Compensation Committee, the Board has been appointed to administer the 1993 Plan. Options issued under the 1993 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2000, options to purchase 801,971 shares of the Company's common stock were granted under the 1993 Plan.

   In June 1997, the Company's Board of Directors adopted and the Company's stockholders approved the Amended and Restated 1996 Long-Term Incentive Plan (the "1996 Plan"), for which 2,000,000 shares of the Company's common stock were reserved for issuance to officers, employees and consultants of the Company. If any award granted under the 1996 Plan expires, terminates or is forfeited before the exercise thereof or the payment in full thereof, the shares covered by the unexercised or unpaid portion will become available for new grants under the 1996 Plan. In June 1998, the Company's Board of Directors adopted and the Company's stockholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 2,500,000. Also in June 1998, in a separate amendment, the Company's Board of Directors and the Company's stockholders approved an amendment to allow all directors of the Company and any subsidiary of the Company to participate in the 1996 Plan. The Compensation Committee or, in the absence of a Compensation Committee, the Board of Directors has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2000, options to purchase 5,568,259 shares of the Company's common stock were granted under the 1996 Plan.

   In July 1996, the Company's Board of Directors adopted and the Company's stockholders approved the 1996 Non-employee Directors Stock Option Plan (the "Non-employee Directors Plan"), a non-discretionary formula plan for which 120,000 shares of the Company's common stock are reserved for issuance to the Company's non-employee directors. A committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan administers the Non-employee Directors Plan. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three-year period, the first installment vesting on the date of grant. In June 1999, the shareholders approved the Amended and Restated 1996 Nonemployee Directors' Stock Option Plan. Among the changes set forth in the Amended and Restated Plan was to increase by 130,000 the number of shares of common stock that may be issued. As of December 31, 2000, options to purchase 160,000 shares of common stock were granted under the Non-employee Directors Plan.

   On February 28, 1998, warrants were granted for the purchase of up to 100,000 common shares of the Company at a price per share of $9.47 to certain parties in connection with the acquisition of VIP ("VIP Warrants") (Note 2).

   In connection with the Microsoft Transaction, as of December 31, 2000, Microsoft has a three year warrant to purchase 100,000 shares of common stock of the Company at an exercise price per share of $17.21. The number of eligible shares to purchase under this warrant is subject to adjustment based upon the occurrence of certain conditions as set forth in the SRS Labs, Inc. Common Stock Purchase Warrant Agreement dated March 8, 2000 (the "SRS Warrant"). The Company's majority-owned subsidiary, SRSWOWcast, also issued to Microsoft a three-year warrant to purchase up to 2,500,000 shares of its common stock at an price per share of $2.00 as specified in the SRSWOWcast.com, Inc. Common Stock Purchase Warrant Agreement dated March 8, 2000 (the "SRSWOWcast Warrant"), subject to certain conditions and adjustment as set forth in the SRSWOWcast

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998

Warrant. The fair value of these warrants, totaling $2,555,783, was recorded as non-cash stock issuance cost by the Company during the quarter ended March 31, 2000. Fair value was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life --
 36 months; stock volatility -- 96%; and risk-free interest rate -- 6.54%.

   The following table summarizes stock option activity under the Company's stock option plans, the VIP Warrants (Note 2) and the SRS Warrants for the periods indicated:

                                                                     Weighted
                                                        Options      Average
                                                      Outstanding Exercise Price
                                                      ----------- --------------
     Outstanding at January 1, 1998..................  2,384,496      $ 3.69
      Granted........................................  2,898,500      $ 5.06
      Stock options exercised........................   (213,121)     $ 1.44
      Forfeited......................................   (150,667)     $ 4.88
                                                       ---------
     Outstanding at December 31, 1998................  4,919,208      $ 4.54
      Granted........................................  1,255,875      $ 3.39
      Stock options exercised........................   (201,798)     $ 2.93
      Forfeited......................................   (888,742)     $ 5.17
                                                       ---------
     Outstanding at December 31, 1999................  5,084,543      $ 4.23
      Granted........................................    578,814      $11.20
      Stock options exercised........................   (471,624)     $ 3.03
      Forfeited......................................   (194,319)     $ 7.88
                                                       ---------
     Outstanding at December 31, 2000................  4,997,414      $ 5.01
                                                       =========

   The following table summarizes information concerning currently outstanding and exercisable options and warrants:

                                             Weighted-
                               Number of      Average         Weighted    Exercisable   Weighted-
           Range of             Options      Remaining        Average        As of       Average
        Exercise Prices       Outstanding Contractual Life Exercise Price 12/31/2000  Exercise Price
        ---------------       ----------- ---------------- -------------- ----------- --------------
   Range of exercise prices:
        $ 0.00 - $ 1.90           172,807       3.2           $ 0.2724        172,807    $ 0.2724
        $ 1.91 - $ 3.80         1,638,472       7.1           $ 3.1648        666,692    $ 2.9861
        $ 3.81 - $ 5.70         2,366,580       4.6           $ 5.0433      1,709,372    $ 4.9155
        $ 5.71 - $ 7.60           299,814       7.9           $ 6.2083        195,814    $ 6.1457
        $ 7.61 - $ 9.50           307,500       5.6           $ 8.8511        130,000    $ 9.1285
        $ 9.51 - $11.40            42,241       7.6           $10.5056         22,241    $10.4544
        $11.41 - $13.30            30,000       9.5           $11.7500         10,000    $11.7500
        $17.10 - $19.00           140,000       2.9           $17.7200        100,000    $17.2100
                                ---------       ---           --------     ---------     --------
                                4,997,414       5.6           $ 5.0082      3,006,926    $ 4.9557

   On December 1, 1995, options were granted for the purchase of up to 300,875 common shares at prices of $4.14 to $4.56 per share, which the Company's Board of Directors deemed the fair market value of the common stock at the date of grant. The Company recorded compensation expense resulting from the difference between the option price per share and the estimated fair market value of the common stock ($4.99) determined by a third-party appraisal completed in May 1996, totaling $236,456. This amount is recorded ratably over the vesting

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998

period of the respective options. During the years ended December 31, 1999 and 1998, the Company recorded $7,306 and $26,828, respectively, of deferred compensation expense associated with these stock option grants. In addition, during the years ended December 31, 2000, 1999 and 1998, the Company recorded $111,495, $114,212 and $55,387, respectively, of deferred compensation expense related to stock options granted to non-employee contractors.

   On March 5, 1999, pursuant to a technology license agreement entered into by the Company and a customer, options were granted to the customer to purchase up to 50,000 shares of common stock at an exercise price of $3.94 per share. The fair value of the grant is being recognized as compensation expense ratably over the vesting period of the options. The Company recognized $27,636 and $30,857 of compensation expense relating to these options in Fiscal 2000 and 1999, respectively. In addition to the 50,000 options granted in 1999, the Company has an obligation to grant up to 200,000 additional options if the customer meets specified performance criteria as defined by the agreement. The exercise price of additional option grants will be the fair market value of the common stock at the date of grant.

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

                                                        December 31,
                                                -------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  ---------
     Expected life............................. 60 months  60 months  60 months
     Stock volatility..........................       105%        65%        57%
     Risk-free interest rate...................       6.2%       5.9%       5.5%

   The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $13,699,489 or $1.17 per share in 2000; $3,392,244 or $.35 per share in 1999; and $18,684,945, or
$1.77 per share in 1998. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1998 and 1999 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

Sale of Stock by Subsidiary

   On September 29, 2000, the Company's wholly-owned subsidiary SRSWOWcast and certain investors, which included shareholders, directors and an executive officer of the Company, entered into a Series A Preferred Stock and Warrant Purchase Agreement (the "Private Placement Agreement") relating to the purchase and sale of 3,000,000 shares of SRSWOWcast Series A Convertible Preferred Stock ("Preferred Stock") for a purchase price of $2.00 per share or $6,000,000 in the aggregate (the "Private Placement"). Pursuant to the Private Placement Agreement, investors received an immediately exercisable, three year warrant evidencing a right to purchase one-tenth of a share of SRSWOWcast's common stock for each share of Preferred Stock purchased by such investor, exercisable at $2.50 per whole share. The fair value of the warrants was zero at the date of issuance. In accordance with SAB No. 51, "Accounting for Sales of Stock by a Subsidiary" the Company recorded $5,154,995 of additional paid-in capital associated with the Private Placement.

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998


10. Segment Information

   The Company operates in three business segments: (i) the development and marketing of technology either in the form of ASICs through Valence or the licensing of technologies developed by the Company to original equipment manufacturers and semiconductor manufacturers; (ii) the sale of consumer electronic products and components; and (iii) the SRSWOWcast internet-based business. The Company's internet-based business generated insignificant revenues and incurred a net loss of $3,982,461 for Fiscal 2000. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the following segment information includes only net revenues, cost of sales and gross margin of the segments described in clauses
(a) and (b) above:

                                                      Business Segments
                                             -----------------------------------
                                                         Product and
                                              Chips and   Component
                                              Licensing     Sales       Total
                                             ----------- ----------- -----------
      Fiscal 2000
      Net revenues.......................... $13,098,242 $14,874,452 $27,972,694
      Cost of sales.........................   3,713,112  12,898,178  16,611,290
                                             ----------- ----------- -----------
      Gross margin.......................... $ 9,385,130 $ 1,976,274 $11,361,404
                                             =========== =========== ===========
      Fiscal 1999
      Net revenues.......................... $18,624,221 $17,171,362 $35,795,583
      Cost of sales.........................   6,095,197  15,907,620  22,002,817
                                             ----------- ----------- -----------
      Gross margin.......................... $12,529,024 $ 1,263,742 $13,792,766
                                             =========== =========== ===========
      Fiscal 1998
      Net revenues.......................... $15,762,369 $28,962,671 $44,725,040
      Cost of sales.........................   4,084,805  25,734,266  29,819,071
                                             ----------- ----------- -----------
      Gross margin.......................... $11,677,564 $ 3,228,405 $14,905,969
                                             =========== =========== ===========

   The following schedule presents the Company's revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee's corporate headquarters. The Americas region includes North, Central and South America.

                                                        December 31,
                                             -----------------------------------
      Region Revenue:                           2000        1999        1998
      ---------------                        ----------- ----------- -----------
      Asia Pacific.......................... $26,316,233 $33,536,423 $41,502,348
      Americas..............................   1,104,210   1,268,918   3,017,596
      Europe................................     552,251     990,242     205,096
                                             ----------- ----------- -----------
        Total............................... $27,972,694 $35,795,583 $44,725,040
                                             =========== =========== ===========

11. Related-Party Transactions

   The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership which is affiliated with a stockholder and officer of the Company. The original lease term commenced on June 1, 1994 and expired on May 31, 1997. Upon expiration of the lease on May 31, 1997, the Company entered into a new lease agreement for additional space at the same facility with the same

                                SRS LABS, INC.

             For the Years Ended December 31, 2000, 1999 and 1998

lessor for a term of three years which expired on May 31, 2000. Upon expiration of the lease on May 31, 2000, the lease was extended for a term of two years, with an option to extend the term for an additional two years thereafter.

   During the years ended December 31, 2000, 1999 and 1998, total revenue from an affiliated company which is 100% owned by a Company officer/stockholder, amounted to $0, $1,326 and $6,834, respectively. As of December 31, 2000 and 1999, there were no amounts owing from or to this affiliated company.

   As described in Note 9, certain shareholders, directors and an executive officer of the Company purchased preferred shares issued by a subsidiary of the Company.

12. Employee Benefit Plan

   The Company's employees based in the United States may participate in a salary deferral plan (the "401(k) Plan") in which eligible employees can contribute up to 15% of their eligible compensation. The Company also may contribute on a discretionary basis. During the years ended December 31, 2000, 1999 and 1998, the Company contributed $48,543, $0 and $0, respectively to the 401(k) Plan.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                  Additions
                                     Additions   (reductions)
                         Balance at    Due to     Charged to               Balance
                         Beginning    Business    Costs and                 at End
                         of Period  Acquisitions   Expense    Deductions  of Period
                         ---------- ------------ ------------ ----------  ----------
For the year ended
 December 31, 2000:
 Allowance for doubtful
  accounts.............. $1,083,961  $       --   $  116,560  $(204,922)  $  995,599
                         ==========  ==========   ==========  =========   ==========
 Inventory reserve...... $  624,844  $       --   $  357,244  $(224,903)  $  757,185
                         ==========  ==========   ==========  =========   ==========
For the year ended
 December 31, 1999:
 Allowance for doubtful
  accounts.............. $  422,138  $       --   $1,040,271  $(378,448)  $1,083,961
                         ==========  ==========   ==========  =========   ==========
 Inventory reserve...... $  653,370  $       --   $  628,006  $(656,532)  $  624,844
                         ==========  ==========   ==========  =========   ==========
For the year ended
 December 31, 1998:
 Allowance for doubtful
  accounts.............. $       --  $  647,600   $  (82,785) $(142,677)  $  422,138
                         ==========  ==========   ==========  =========   ==========
 Inventory reserve...... $       --  $1,275,097   $  353,814  $(975,541)  $  653,370
                         ==========  ==========   ==========  =========   ==========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information set forth under the captions "ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT AND OTHERS -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held in June 2001, is incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fiscal 2000.

Item 11. Executive Compensation

   Except as specifically provided, the information set forth under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD -- Compensation of Directors" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2000. The Report on Executive Compensation and the Performance Graph set forth under the caption "COMPENSATION OF EXECUTIVE OFFICERS" in the Proxy Statement shall not be deemed incorporated by reference herein and shall not otherwise be deemed "filed" as part of this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2000.

Item 13. Certain Relationships and Related Transactions

   The information set forth under the caption "TRANSACTIONS WITH MANAGEMENT AND OTHERS" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents Filed as Part of This Report:

    (1) Financial Statements

                         INDEX TO FINANCIAL STATEMENTS:

                                                                           Page
                                                                           ----
      Independent Auditors' Report.......................................   34
      Consolidated Balance Sheets as of December 31, 2000 and 1999.......   35
      Consolidated Statements of Operations for the years ended December
       31, 2000, 1999 and 1998...........................................   36
      Consolidated Statements of Comprehensive Loss for the years ended
       December 31, 2000, 1999 and 1998..................................   36
      Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 2000, 1999 and 1998..................................   37
      Consolidated Statements of Cash Flows for the years ended December
       31, 2000, 1999 and 1998...........................................   38
      Notes to Consolidated Financial Statements.........................   40

  (2) Financial Statement Schedules

                                                                           Page
                                                                           ----
      Schedule II -- Valuation and Qualifying Accounts and Reserves for
       the years ended December 31, 2000, 1999 and 1998...................  56

   The financial statement schedule included in Part II, Item 8 herein is filed as part of this Annual Report on Form 10-K. All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  (3) Exhibits

   The exhibits listed below are hereby filed with the Commission as part of this Annual Report on Form 10-K. The Company will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover the Company's expenses in furnishing such exhibit.

   Exhibit
   Number                               Description
   -------                              -----------
     2.1   Purchase Agreement dated as of February 24, 1998, by and among the
           Company, Valence Technology Inc., Thomrose Holdings (BVI) Limited,
           Rayfa (BVI) Limited, Cape Spencer International Limited, and Anki
           (BVI) Limited, previously filed with the Commission as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the
           Commission on March 13, 1998 (the "Form 8-K"), which is incorporated herein by reference.

     2.2 Stock Purchase Agreement dated as of February 24, 1998, by between the Company and North 22 Capital Partners 2, Inc., previously filed with the Commission as Exhibit 2.2 to the Form 8-K, which is incorporated herein by reference.

     2.3 Purchase Agreement dated as of January 28, 1998, between the Company and R.G.A. & Associates, Ltd. d/b/a ToteVision and VIP Labs previously filed with the Commission as Exhibit 2.3 to the Company's
           Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed with the Commission on March 31, 1998 (the "1997 Annual
           Report"), which is incorporated herein by reference.

   Exhibit
   Number                               Description
   -------                              -----------
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

    10.6   SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock Option and
           Restricted Purchase Plan-- 1993, as amended and restated, previously filed with the Commission as Exhibit 10.12 to the Company's
           Registration Statement on Form SB-2 filed with the Commission on June 3, 1996 (File No. 333-4974-LA) (the "Registration Statement"), which is incorporated herein by reference.

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

    10.10  SRS Labs, Inc. 1996 Amended and Restated Nonemployee Directors Stock
           Option Plan, previously filed with the Commission as Appendix A to the Company's Definitive Proxy Statement dated and filed with the Commission on April 29, 1999, which is incorporated herein by reference.

   Exhibit
   Number                               Description
   -------                              -----------
    10.11  Annual Incentive Bonus Plan, previously filed with the Commission as
           Exhibit 10.18 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

    10.12 SRS Labs, Inc. Supplemental Executive Incentive Bonus Plan, previously filed with the Commission as Exhibit 10.14 to the 1996
           Annual Report, which is incorporated herein by reference.

    10.13 Form of Indemnification Agreement, previously filed with the Commission as Exhibit 10.20 to the Registration Statement Amendment
           No. 1, which is incorporated herein by reference.

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

    10.20 Employment Agreement dated as of July 1, 1998 by and between the Company and John AuYeung, previously filed with the Commission as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, which is incorporated herein by reference.

    10.21  Severance Agreement, dated February 23, 1999, by and between the
           Company and Thomas P. Parkinson, previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended
           March 31, 1999, filed with the Commission on May 17, 1999, which is incorporated herein by reference.

    10.22  Employment Agreement dated August 27, 1999 by and between the
           Company and James F. Gardner.

    10.23 Settlement and Release Agreement by and among Thomas Wah Tong Wan, the Company and ValenceTech Limited dated July 27, 2000, previously filed with the Commission as Exhibit 10.1 to the September 2000 10-
           Q, which is incorporated herein by reference.

   Other Material Contracts

    10.24  Shareholders Agreement dated as of January 27, 1994, between the
           Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.3 to the Company's
           Registration Statement on Form SB-2, specifically included in Amendment No. 2 to such Registration Statement filed with the Commission on August 2, 1996 (File No. 333-4974-LA) (the
           "Registration Statement Amendment No. 2"), which is incorporated herein by reference.

   Exhibit
   Number                               Description
   -------                              -----------
    10.25  Shareholders Agreement II dated as of January 9, 1995, between the
           Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.1 to the
           Registration Statement, which is incorporated herein by reference.

    10.26  Shareholders Agreement III dated as of April 21, 1995, between the
           Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.2 to the Registration Statement, which is incorporated herein by reference.

    10.27  Asset Purchase Agreement dated as of June 30, 1993, between the
           Company and Hughes Aircraft, previously filed with the Commission as
           Exhibit 10.1 to the Registration Statement, which is incorporated herein by reference.

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

    10.33  Tenancy Agreement dated September 7, 1998, by and between Hong Kong
           Industrial Technology Centre Corporation and Valence Semiconductor
           Design Limited relating to the premises located at Unit 413 on the Fourth Floor of the Hong Kong Industrial Technology Centre.

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

    10.37 Registration Rights Agreement dated as of January 28, 1998, by and between the Company and R.G.A. & Associates, Ltd., d/b/a ToteVision and VIP Labs and William S. Taraday, previously filed with the Commission as Exhibit 10.37 to the 1997 Annual Report, filed with the Commission on March 31, 1998, which is incorporated herein by reference.

   Exhibit
   Number                               Description
   -------                              -----------
    10.38  Warrant to Purchase 94,000 Shares of Common Stock of the Company
           dated February 26, 1998, held by R.G.A. & Associates, Ltd., d/b/a
           ToteVision and VIP Labs, previously filed with the Commission as
           Exhibit 10.38 to the 1997 Annual Report, which is incorporated herein by reference.

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

    10.42 Registration Rights Agreement dated as of May 21, 1998, previously filed with the Commission as Exhibit 10.1 to the June 1998 Form 10-
           Q, which is incorporated herein by reference.

    10.43 Credit and Security Agreement dated as of July 6, 1999, by and between the Company and City National Bank.

    10.44 Securities Account Control Agreement dated as of July 6, 1999, by and among the Company, Investors Bank & Trust Company, Salomon
           Brothers Asset Management Inc. and City National Bank.

    10.45  Revolving Credit Note dated July 6, 1999, by the Company in favor of
           City National Bank.

    10.46 Common Stock Purchase Agreement dated as of March 8, 2000 by and among SRS Labs, Inc., SRSWOWcast.com, Inc. and Microsoft
           Corporation, previously filed with the Commission as Exhibit 10.1 to the March 2000 10-Q, which is incorporated herein by reference.

    10.47  Common Stock Purchase Warrant dated March 8, 2000 granted to
           Microsoft Corporation by SRS Labs, Inc., previously filed with the Commission as Exhibit 10.2 to the March 2000 10-Q, which is incorporated herein by reference.

    10.48  Common Stock Purchase Warrant dated March 8, 2000 granted to
           Microsoft Corporation by SRSWOWcast.com, Inc., previously filed with the Commission as Exhibit 10.3 to the March 2000
           10-Q, which is incorporated herein by reference.

    10.49  Series A Preferred Stock and Warrant Purchase Agreement dated
           September 29, 2000 between SRSWOWcast.com, Inc. and the Investors named on Schedule A to the Series A Preferred Stock and Warrant
           Purchase Agreement, previously filed with the Commission as Exhibit
           10.2 to the September 2000 10-Q, which is incorporated herein by reference.

    10.50  Investor Rights Agreement dated as of September 29, 2000 between
           SRSWOWcast.com, Inc. and the persons whose names appear on the Signature Page to the Investor Rights Agreement, previously filed with the Commission as Exhibit 10.3 to the September 2000 10-Q, which is incorporated herein by reference.

    21     Subsidiaries.

    23     Consent of Deloitte & Touche LLP dated March 28, 2001.

    24     Power of attorney (included on page 55 of the Form 10-K).

(b) Reports on Form 8-K.

   No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SRS LABS, INC., a Delaware
                                 corporation

Date: March 28, 2001                        /s/ Thomas C.K. Yuen
                               By: __________________________________
                                                Thomas C.K. Yuen
                               Chairman of the Board and Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that such person whose signature appears below constitutes and appoints Thomas C.K. Yuen and Darrell E. Baker, and each of them his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                             Capacity                        Date
               ----                             --------                        ----

     /s/ Thomas C.K. Yuen           Director, Chairman of the Board        March 28, 2001
_________________________________     and Chief Executive Officer
        Thomas C.K. Yuen             (Principal Executive Officer)

     /s/ Darrell E. Baker                Vice President -- Finance,        March 28, 2001
_________________________________      Secretary and acting Treasurer
        Darrell E. Baker                  (Principal Financial and
                                             Accounting Officer)

    /s/ Gareth C.C. Chang                         Director                 March 28, 2001
_________________________________
        Gareth C.C. Chang

     /s/ Roger W. Johnson                         Director                 March 28, 2001
_________________________________
        Roger W. Johnson

     /s/ Robert Pfannkuch                         Director                 March 28, 2001
_________________________________
        Robert Pfannkuch

    /s/ Stephen V. Sedmak                         Director                 March 28, 2001
_________________________________
        Stephen V. Sedmak

  /s/ Jeffrey I. Scheinrock                       Director                 March 28, 2001
_________________________________
      Jeffrey I. Scheinrock

         /s/ John Tu                              Director                 March 28, 2001
_________________________________
             John Tu

         /s/ Sam Yau                              Director                 March 28, 2001
_________________________________
             Sam Yau

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Purchase Agreement dated as of February 24, 1998, by and among the
         Company, Valence Technology Inc., Thomrose Holdings (BVI) Limited,
         Rayfa (BVI) Limited, Cape Spencer International Limited, and Anki
         (BVI) Limited, previously filed with the Commission as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on
         March 13, 1998 (the "Form 8-K"), which is incorporated herein by reference.

  2.2    Stock Purchase Agreement dated as of February 24, 1998, by between the
         Company and North 22 Capital Partners 2, Inc., previously filed with the Commission as Exhibit 2.2 to the Form 8-K, which is incorporated herein by reference.

  2.3 Purchase Agreement dated as of January 28, 1998, between the Company and R.G.A. & Associates, Ltd. d/b/a ToteVision and VIP(R) Labs previously filed with the Commission as Exhibit 2.3 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed with the Commission on March 31, 1998 (the "1997 Annual
         Report"), which is incorporated herein by reference.

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

 10.6    SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock Option and
         Restricted Purchase Plan--1993, as amended and restated, previously filed with the Commission as Exhibit 10.12 to the Company's
         Registration Statement on Form SB-2 filed with the Commission on June
         3, 1996 (File No. 333-4974-LA) (the "Registration Statement"), which is incorporated herein by reference.

 Exhibit
 Number                                Description
 -------                               -----------
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

 10.10   SRS Labs, Inc. 1996 Amended and Restated Nonemployee Directors Stock
         Option Plan, previously filed with the Commission as Appendix A to the Company's Definitive Proxy Statement dated and filed with the Commission on April 29, 1999, which is incorporated herein by reference.

 10.11   Annual Incentive Bonus Plan, previously filed with the Commission as
         Exhibit 10.18 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

 10.12 SRS Labs, Inc. Supplemental Executive Incentive Bonus Plan, previously filed with the Commission as Exhibit 10.14 to the 1996 Annual Report, which is incorporated herein by reference.

 10.13 Form of Indemnification Agreement, previously filed with the Commission as Exhibit 10.20 to the Registration Statement Amendment
         No. 1, which is incorporated herein by reference.

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

 10.20 Employment Agreement dated as of July 1, 1998 by and between the Company and John AuYeung, previously filed with the Commission as
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, which is incorporated herein by reference.

 10.22 Employment Agreement dated August 27, 1999 by and between the Company and James F. Gardner.

 10.23   Settlement and Release Agreement by and among Thomas Wah Tong Wan, the
         Company and ValenceTech Limited dated July 27, 2000, previously filed with the Commission as Exhibit 10.1 to the September 2000 10-Q, which is incorporated herein by reference.

 Exhibit
 Number                                Description
 -------                               -----------
 Other Material Contracts

 10.24   Shareholders Agreement dated as of January 27, 1994, between the
         Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.3 to the Company's Registration
         Statement on Form SB-2, specifically included in Amendment No. 2 to such Registration Statement filed with the Commission on August 2, 1996 (File No. 333-4974-LA) (the "Registration Statement Amendment No.
         2"), which is incorporated herein by reference.

 10.25   Shareholders Agreement II dated as of January 9, 1995, between the
         Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.1 to the Registration
         Statement, which is incorporated herein by reference.

 10.26   Shareholders Agreement III dated as of April 21, 1995, between the
         Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.2 to the Registration
         Statement, which is incorporated herein by reference.

 10.27   Asset Purchase Agreement dated as of June 30, 1993, between the
         Company and Hughes Aircraft, previously filed with the Commission as
         Exhibit 10.1 to the Registration Statement, which is incorporated herein by reference.

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

 10.33   Tenancy Agreement dated September 7, 1998, by and between Hong Kong
         Industrial Technology Centre Corporation and Valence Semiconductor
         Design Limited relating to the premises located at Unit 413 on the Fourth Floor of the Hong Kong Industrial Technology Centre.

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

 Exhibit
 Number                                Description
 -------                               -----------
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

 10.42 Registration Rights Agreement dated as of May 21, 1998, previously filed with the Commission as Exhibit 10.1 to the June 1998 Form 10-Q, which is incorporated herein by reference.

 10.43 Credit and Security Agreement dated as of July 6, 1999, by and between the Company and City National Bank.

 10.44 Securities Account Control Agreement dated as of July 6, 1999, by and among the Company, Investors Bank & Trust Company, Salomon Brothers
         Asset Management Inc. and City National Bank.

 10.45   Revolving Credit Note dated July 6, 1999, by the Company in favor of
         City National Bank.

 10.46   Common Stock Purchase Agreement dated as of March 8, 2000 by and among
         SRS Labs, Inc., SRSWOWcast.com, Inc. and Microsoft Corporation, previously filed with the Commission as Exhibit 10.1 to the March 2000
         10-Q, which is incorporated herein by reference.

 10.47   Common Stock Purchase Warrant dated March 8, 2000 granted to Microsoft
         Corporation by SRS Labs, Inc., previously filed with the Commission as
         Exhibit 10.2 to the March 2000 10-Q, which is incorporated herein by reference.

 10.48   Common Stock Purchase Warrant dated March 8, 2000 granted to Microsoft
         Corporation by SRSWOWcast.com, Inc., previously filed with the Commission as Exhibit 10.3 to the March 2000 10-Q, which is incorporated herein by reference.

 10.49   Series A Preferred Stock and Warrant Purchase Agreement dated
         September 29, 2000 between SRSWOWcast.com, Inc. and the Investors named on Schedule A to the Series A Preferred Stock and Warrant
         Purchase Agreement, previously filed with the Commission as Exhibit
         10.2 to the September 2000 10-Q, which is incorporated herein by reference.

 10.50   Investor Rights Agreement dated as of September 29, 2000 between
         SRSWOWcast.com, Inc. and the persons whose names appear on the Signature Page to the Investor Rights Agreement, previously filed with the Commission as Exhibit 10.3 to the September 2000 10-Q, which is incorporated herein by reference.

 Exhibit
 Number                         Description
 -------                        -----------
 21      Subsidiaries.

 23      Consent of Deloitte & Touche LLP dated March 28, 2001.

 24      Power of attorney (included on page 55 of the Form 10-K).