Form 10-Q
period 2001-03-31
SRS LABS INC
filed 2001-05-14
CIK 1016470

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                ________________
 (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                         Commission File Number 0-21123

                                 SRS LABS, INC.
             (Exact name of registrant as specified in its charter)
                                ________________

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

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)
                                ________________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of April 30, 2001, 12,607,744 shares of the issuer's common stock, par value $.001 per share, were outstanding. In addition, as of April 30, 2001, 71,100 shares of the issuer's common stock were held as treasury shares.

================================================================================

                                 SRS LABS, INC.

                                   Form 10-Q
                      For the Period Ended March 31, 2001

                                     Index

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.                                             4

           Condensed Consolidated Balance Sheets as of March 31, 2001
             (Unaudited) and December 31, 2000                               4

           Condensed Consolidated Statements of Operations for the
             three months ended March 31, 2001 and 2000 (Unaudited)          5

           Condensed Consolidated Statements of Comprehensive Loss for
             the three months ended March 31, 2001 and 2000 (Unaudited)      5

           Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 2001 and 2000 (Unaudited)          6


           Notes to the Condensed Interim Consolidated Financial
             Statements (Unaudited)                                          7

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                     10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.      17


PART II - OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds.                       18

  Item 6.  Exhibits and Reports on Form 8-K.                                18

SIGNATURES                                                                  19

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 SRS LABS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31,     December 31,
                                                                          2001            2000
                                                                      ------------    ------------
                                                                      (Unaudited)
                 ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                         $ 20,089,280    $ 24,128,480
    Investments available for sale                                       4,019,441       5,713,881
    Accounts receivable, net                                             1,571,075         787,908
    Inventories, net                                                     2,671,218       3,068,478
    Prepaid expenses and other current assets                              658,842         847,953
    Deferred income taxes                                                   38,116          38,116
                                                                      ------------    ------------

         TOTAL CURRENT ASSETS                                           29,047,972      34,584,816

  Investments available for sale                                           586,569         582,849
  Furniture, fixtures & equipment, net                                   1,842,937       1,808,624
  Intangible assets, net                                                 3,322,519       3,692,218
  Deferred income taxes                                                    900,839         900,839
                                                                      ------------    ------------

         TOTAL ASSETS                                                 $ 35,700,836    $ 41,569,346
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                  $  1,461,197    $  1,603,401
    Accrued liabilities                                                  1,870,059       1,974,357
    Line of credit                                                       4,000,000       8,000,000
    Income taxes payable                                                 1,078,845       1,093,107
                                                                      ------------    ------------

         TOTAL CURRENT LIABILITIES                                       8,410,101      12,670,865

Minority interest                                                          522,897         595,428
Commitments and contingencies

STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value; 2,000,000 shares authorized;
      no shares issued and outstanding                                          --              --
    Common stock - $.001 par value; 56,000,000 shares authorized;
      12,657,344 and 12,652,844 shares issued; and 12,586,244 and
      12,581,744 shares outstanding at March 31, 2001 and
      December 31, 2000, respectively                                       12,658          12,653
    Additional paid-in capital                                          55,063,009      55,060,403
    Deferred stock option compensation                                     395,464         376,052
    Cumulative other comprehensive loss                                    (56,654)        (64,950)
    Accumulated deficit                                                (28,383,358)    (26,817,824)
    Less treasury stock at cost, 71,100 shares at March 31, 2001
      and December 31, 2000, respectively                                 (263,281)       (263,281)
                                                                      ------------    ------------

         TOTAL STOCKHOLDERS' EQUITY                                     26,767,838      28,303,053
                                                                      ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 35,700,836    $ 41,569,346
                                                                      ============    ============

     See accompanying notes to the condensed interim consolidated financial statements

                                 SRS LABS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                          2001          2000
                                                      -----------   -----------
REVENUES
Chip and licensing revenue                            $ 2,248,394   $ 2,879,079
Product and component sales                             2,082,487     4,311,473
                                                      -----------   -----------
   TOTAL REVENUES                                       4,330,881     7,190,552
COST OF SALES                                           2,301,290     4,848,701
                                                      -----------   -----------
GROSS MARGIN                                            2,029,591     2,341,851

EXPENSES
Sales and marketing                                     1,391,380     1,284,734
Research and development                                  878,094       939,189
General and administrative                              1,561,926     1,418,587
Non-cash stock issuance cost                                    -     3,111,859
                                                      -----------   -----------
  TOTAL EXPENSES                                        3,831,400     6,754,369
  LOSS FROM OPERATIONS                                 (1,801,809)   (4,412,518)
OTHER INCOME, NET                                         234,041       209,564
MINORITY INTEREST                                          72,828             -
                                                      -----------   -----------
LOSS BEFORE INCOME TAX EXPENSE                         (1,494,940)   (4,202,954)
INCOME TAX EXPENSE                                         70,594       138,093
                                                      -----------   -----------
NET LOSS                                              $(1,565,534)  $(4,341,047)
                                                      ===========   ===========

Net loss per common share:
   Basic and diluted                                       $(0.12)       $(0.36)
                                                      ===========   ===========

Weighted average shares used in the calculation of
   net loss per common share:
   Basic and diluted                                   12,582,262    11,982,392
                                                      ===========   ===========



                                 SRS LABS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                     -------------------------
                                                         2001          2000
                                                     -----------   -----------
Net loss                                             $(1,565,534)  $(4,341,047)
Other comprehensive income (loss)
   Foreign currency translation                                -        (1,544)
   Unrealized gain (loss) on investments available
     for sale, net of tax                                  8,296       (11,144)
                                                     -----------   -----------
Comprehensive loss                                   $(1,557,238)  $(4,353,735)
                                                     ===========   ===========

     See accompanying notes to the condensed interim consolidated financial statements

                                 SRS LABS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Three Months Ended
                                                                          March 31,
                                                                  -------------------------
                                                                     2001          2000
                                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(1,565,534)  $(4,341,047)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Non-cash stock issuance cost                                         --     3,111,859
      Depreciation and amortization                                   531,487       558,498
      Minority interest                                               (72,828)           --
      Other                                                             2,277        (1,210)
      Amortization of premium on investments available for sale         4,781         9,185
      Increase in deferred stock option compensation                   19,412        27,874
      Changes in operating assets and liabilities:
         Accounts receivable                                         (783,167)       60,819
         Inventories                                                  397,260       280,008
         Prepaid expenses and other current assets                    189,111      (371,512)
         Accounts payable                                            (142,204)     (592,071)
         Accrued liabilities                                         (104,298)     (334,749)
         Income taxes payable                                         (20,027)      (79,379)
                                                                  -----------   -----------
     Net cash used in operating activities                         (1,543,730)   (1,671,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment                        (196,101)     (202,769)
Proceeds from sale of investments available for sale                1,700,000     1,500,000
Expenditures related to patents and intangible assets                      --      (120,000)
                                                                  -----------   -----------
     Net cash provided by investing activities                      1,503,899     1,177,231

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock                                         --     5,000,291
Principal payment on line of credit                                (4,000,000)           --
Proceeds from exercise of stock options                                   631       610,547
                                                                  -----------   -----------
     Net cash (used in) provided by financing activities           (3,999,369)    5,610,838
                                                                  -----------   -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (4,039,200)    5,116,344
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     24,128,480    15,969,678
                                                                  -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $20,089,280   $21,086,022
                                                                  ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                     $   125,834   $   140,695
     Income taxes                                                 $    90,622   $   177,191
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
     Unrealized gain (loss) on investments, net                   $     8,296   $   (11,144)

     See accompanying notes to the condensed interim consolidated financial statements

                                SRS LABS, INC.
       NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. General/Basis of Presentation

   SRS Labs, Inc. ("SRS Labs") is a developer and provider of technology solutions for the consumer electronics, home theater, computer, game, Internet and telecommunications markets. SRS Labs' principal business activities in these markets include:

   . Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world;

   . Through its majority-owned subsidiary, SRSWOWcast.com, Inc., now conducting business under the name SRSWOWcast Technologies ("SRSWOWcast"), developing audio and voice enhancement technology solutions dedicated to the Internet and telecommunications markets; and

   . Through its wholly-owned subsidiary, ValenceTech Limited and its foreign subsidiaries (collectively "Valence"), designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and electronics products for the OEM and retail communities within the Company's targeted markets.

   SRS Labs and its majority-owned and wholly-owned subsidiaries together are hereby collectively referred to as the "Company".

   The accompanying condensed interim consolidated financial statements have been prepared by the Company without audit in conformity with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain accounts as previously reported have been reclassified to conform to the current period presentation.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, the condensed interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. Investments Available for Sale

   The Company has classified its investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As of March 31, 2001, the Company's available-for-sale investments had a cost of $4,556,194 and an estimated fair value of $4,606,010, based on quoted market prices. The unrealized gains on these investments of $49,816 net of income taxes of $20,425 are reported as a separate component of stockholders' equity.

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

4. Minority Interest in Consolidated Subsidiary

   Minority interest in consolidated subsidiary represents the minority stockholders' proportionate share of the equity of SRSWOWcast. At March 31, 2001, the Company owned approximately 87% of the outstanding capital stock of SRSWOWcast.

                                SRS LABS, INC.
       NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5. Net Loss Per Common Share

   The Company computes earnings per share (EPS) in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the Company to disclose basic and diluted earnings per share.

6. Contingencies

   The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

7. Stockholders' Equity

   During Fiscal 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock for a period from December 23, 1998 to December 31, 1999. As of March 31, 2001, 71,100 shares had been repurchased at a cost of $263,281. Such repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

   In March 2000, the Company entered into a technology and marketing alliance with Microsoft Corporation ("Microsoft"). In conjunction with this transaction, Microsoft purchased 290,529 shares of the Company's common stock for $17.21 per share or approximately $5,000,000 in the aggregate. The difference between the purchase price received and the fair value of the common stock on the date of purchase, totaling approximately $555,000, was recorded as non-cash stock issuance cost by the Company during the quarter ended March 31, 2000. Also in connection with this transaction, Microsoft has a three year warrant to purchase 100,000 shares of common stock of the Company and a three year warrant to purchase up to 2,500,000 shares of common stock of the Company's majority-owned subsidiary, SRSWOWcast. The fair value of these warrants, aggregating approximately $2,555,000, was recorded as non-cash stock issuance cost by the Company during the quarter ended March 31, 2000.

   During the fiscal year ended December 31, 2000, the Company's majority-owned subsidiary SRSWOWcast and certain investors, which included shareholders, directors and an executive officer of the Company, entered into a Series A Preferred Stock and Warrant Purchase Agreement (the "Private Placement Agreement") relating to the purchase and sale of 3,000,000 shares of SRSWOWcast Series A Convertible Preferred Stock ("Preferred Stock") for a purchase price of $2.00 per share or $6,000,000 in the aggregate (the "Private Placement"). Pursuant to the Private Placement Agreement, investors received an immediately exercisable, three year warrant evidencing a right to purchase one-tenth of a share of SRSWOWcast's common stock for each share of Preferred Stock purchased by such investor, exercisable at $2.50 per whole share. The fair value of the warrants was zero at the date of issuance. In accordance with Staff Accounting Bulletin ("SAB") No. 51 issued by the SEC, "Accounting for Sales of Stock by a Subsidiary" the Company recorded $5,154,995 of additional paid-in capital associated with the Private Placement.


8. Segment Information

   The Company operates in three business segments: (i) the development and marketing of technology either in the form of ASICs through Valence or the licensing of technologies developed by the Company to original equipment manufacturers and semiconductor manufacturers; (ii) the sale of consumer electronic products and components; and (iii) the SRSWOWcast Internet-based business. The Company's internet-based business generated insignificant revenues and incurred a net loss of $558,345 for the quarter ended March 31, 2001. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the following segment information includes only net revenues, cost of sales and gross margin of the segments described in clauses
(i) and

  (ii) above:

                           Three Months Ended March 31, 2001
                      -------------------------------------------
                       Chips and      Product and
                       Licensing    Component Sales      Total
                      -----------   ---------------   -----------
     Net revenues      $2,248,394        $2,082,487    $4,330,881
     Cost of sales        418,382         1,882,908     2,301,290
                       ----------        ----------    ----------
     Gross margin      $1,830,012        $  199,579    $2,029,591
                       ==========        ==========    ==========

                           Three Months Ended March 31, 2000
                      -------------------------------------------
                       Chips and      Product and
                       Licensing    Component Sales      Total
                      -----------   ---------------   -----------
     Net revenues      $2,879,079        $4,311,473    $7,190,552
     Cost of sales        883,000         3,965,701     4,848,701
                       ----------        ----------    ----------
     Gross margin      $1,996,079        $  345,772    $2,341,851
                       ==========        ==========    ==========

9. Recent Accounting Pronouncements

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

   In December 1999, the SEC staff issued SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of SAB No. 101 in the fourth quarter of 2000 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

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


10. Subsequent Events

   On April 1, 2001, the Company's line of credit facility expired and the outstanding balance of $4,000,000 was repaid on April 2, 2001. On April 1, 2001, a new revolving line of credit was negotiated with the same bank under substantially the same terms and conditions of the previous revolving line of credit except the total availability under the line of credit was reduced to the lesser of $5,000,000 or a percentage of the fair market value of the collateral.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This information should be read in conjunction with the unaudited condensed interim consolidated financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

  SRS Labs, Inc. ("SRS Labs") is a developer and provider of audio and voice technology solutions for the consumer electronics, home theater, computer, game, Internet and telecommunications markets. SRS Labs' principal business activities in these markets include:

 . Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world;

 . Through its majority-owned subsidiary, SRSWOWcast.com, Inc., now conducting business under the name SRSWOWcast Technologies ("SRSWOWcast"), developing audio and voice enhancement technology solutions dedicated to the Internet and telecommunications markets; and

 . Through its wholly-owned subsidiary, ValenceTech Limited and its foreign subsidiaries (collectively "Valence"), designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and finished goods for targeted markets within selected OEM and retail communities.

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

  During the fiscal year ended December 31, 1999 ("Fiscal 1999"), the Company re-engineered its business model and operational structure. Valence Technology, Inc., while continuing to expand its ASICs business, exited certain of the lower margin distribution product lines and directed more of its resources to develop and market solutions that integrate the SRS technologies. With respect to its licensing business, the Company changed its focus from entering into technology licenses with PC chip manufacturers to developing a new business model which focuses on Internet radio. This new focus resulted in the Company launching the WOWThing product family and establishing a new wholly-owned subsidiary, SRSWOWcast, to be the platform to launch this business. In March 2000, Microsoft Corporation ("Microsoft") and the Company entered into a strategic alliance whereby Microsoft and the Company entered into a License Agreement relating to the Company's WOW Technology. The License Agreement has facilitated the incorporation of the WOW Technology into the Windows 2000 Media Player and a click-through hyper-link on the interface of the Windows Media Player to the SRSWOWcast website. In addition, Microsoft made an equity investment into the Company and was granted a warrant to purchase additional shares of the Company's common stock as well as a warrant to purchase shares of common stock in SRSWOWcast.

  During the fiscal year ended December 31, 2000, the Company's wholly-owned subsidiary SRSWOWcast and certain investors, which included shareholders, directors and an executive officer of the Company, entered into a Series A Preferred Stock and Warrant Purchase Agreement (the "Private Placement Agreement") relating to the purchase and sale of 3,000,000 shares of SRSWOWcast Series A Convertible Preferred Stock ("Preferred Stock") for a purchase price of $2.00 per share or $6,000,000 in the aggregate (the "Private Placement"). Pursuant to the Private Placement Agreement, investors received an immediately exercisable, three year warrant evidencing a right to purchase one-tenth of a share of SRSWOWcast's common stock for each share of Preferred Stock purchased by such investor, exercisable at $2.50 per whole share. The fair value of the warrants was zero at the date of issuance. In accordance with Staff Accounting Bulletin ("SAB") No. 51 issued by the U.S. Securities and Exchange Commission ("SEC"), "Accounting for Sales of Stock by a Subsidiary" the Company recorded $5,154,995 of additional paid-in capital associated with the Private Placement.

  Recently, the Company changed its Internet strategy in order to focus on the licensing of the Company's audio and voice enhancement technology solutions for Internet streaming, wireless, Voice over Internet Protocol ("VoIP") and telephony applications. To implement this strategy, the Company has established a direct sales force to market the technology solutions to web portals, encoding companies, service providers, wireless technology providers and broadcasting companies. Consistent with the hardware licensing trademark policy, the Company will actively promote the use of its trademarks and logos and will direct its customers to display the appropriate SRS technology logo.

  SRS currently operates in three business segments: (a) the development and marketing of technology in the form of integrated circuits, distributed through Valence and the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers, (b) the sale of consumer electronic products and components and (c) the SRSWOWcast Internet-based business. A summary of the Company's operations and activities by business segment is included in the accompanying notes to the condensed interim consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2001 Compared To Three Months Ended March 31, 2000

Revenues

  Chip and licensing revenue consists of design fees and sales of ASICs by Valence to OEM manufacturers and sales of general purpose integrated circuits ("IC"s) designed by the Company under the brand name ASP Microelectronics. Licensing revenues are royalties generated primarily from the license of the Company's audio and voice technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Product and component sales primarily represent (a) the manufacture and sale of Valence's own branded product line of VCD players, amplifiers and game products and (b) the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and the Peoples Republic of China (the "PRC") markets.

  Total revenues for the three months ended March 31, 2001 were $4,330,881 consisting of chip and licensing revenue of $2,248,394 and product and component revenue of $2,082,487. This contrasts with the three months ended March 31, 2000, where total revenues were $7,190,552 consisting of chip and licensing revenue of $2,879,079 and product and component revenues of $4,311,473. Total revenues decreased by $2,859,671, or 39.8% for the three months ended March 31, 2001 compared to the same period in 2000. Chip and licensing revenue decreased by $630,685 or 21.9% for the three months ended March 31, 2001, with revenue from custom ASIC chip design and chip sales related to Valence's activities decreasing by 53.1% which was partially offset by an increase in licensing revenue of 105.4% compared to the same period in 2000. The decrease in ASIC chip design and chip sales was primarily due to recent global weakness in the semiconductor industry. The increase in licensing revenues during the quarter was the result of new licensing contracts signed in the second half of 2000 and in the first quarter of 2001. Product and component revenues decreased by $2,228,986 or 51.7% from the same prior year period which was due both to recent global weakness in the semiconductor industry and the Company's decision to focus on higher margin chip and licensing revenues and de-emphasize certain lower margin distribution activities. Revenues generated by the Company's internet-based business were not significant during the three months ended March 31, 2001.

Gross Margin

  Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage increased from 32.6% for the quarter ended March 31, 2000, to 46.9% for the same period in 2001. The increase is attributable primarily to continued efforts by Valence to shift away from low margin distribution product lines and an increase in the revenue mix during the quarter ended March 31, 2001 in high margin licensing business.

Sales and Marketing

  Sales and marketing expenses consist primarily of employee salaries, sales consultants' fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,391,380 for the three months ended March 31, 2001 compared to $1,284,734 for the same prior year period, an increase of $106,646, or 8.3%. The net increase in sales and marketing expenses for the three months ended March 31, 2001 is primarily attributable to an increase in marketing costs related to SRSWOWcast which was in a development stage during the three months ended March 31, 2000.

Research and Development

  Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $878,094 for the three months ended March 31, 2001 compared to $939,189 for the same prior year period, a decrease of $61,095, or 6.5%. Research and development costs as a percentage of revenues increased from 13.1% of revenues for the quarter ended March 31, 2000 to 20.3% of revenues for the same period this year. Research and development expenses may increase in the future as a result of ongoing product development efforts.

General and Administrative

  General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. General and administrative expenses were $1,561,926 for the three months ended March 31, 2001 compared to $1,418,587 for the same prior year period, an increase of 10.1%. The increase was primarily attributable to higher staffing related expenses, and higher legal and professional fees. As a percentage of total revenues, general and administrative expenses increased from 19.7% for the quarter ended March 31, 2000, to 36.1% for the same period this year. As part of the acquisition of Valence Technology Inc., the Company allocated a portion of the purchase price to various intangible assets totaling approximately $5,910,400. This amount was capitalized and is being amortized on a straight line basis over periods ranging from three to eleven years with the related amortization expense of $332,796 and $332,796 for the quarters ended March 31, 2001 and March 31, 2000, respectively, and is included in general and administrative expenses.

Non-cash Stock Issuance Costs

  In March 2000, the Company entered into a technology and marketing alliance with Microsoft Corporation. In conjunction with this transaction, Microsoft purchased shares of common stock of the Company and was granted a warrant to purchase additional shares of common stock of the Company and a warrant to purchase shares of common stock in SRSWOWcast. As a result of the transaction, the Company recognized one-time, non-cash charges totaling $3,111,859. See Note 7 of the Notes to the Condensed Interim Consolidated Financial Statements for more information concerning the Microsoft transaction.

Other Income, Net

  Other income, net consists primarily of interest income, interest expense and foreign currency transaction gains and losses. Other income, net was $234,041 for the three months ended March 31, 2001 compared to $209,564 for the same prior year period, an increase of $24,477 or 11.7%. The increase is primarily due to higher interest income which is attributable to higher average cash and investment balances during the current year quarter as well as a reduction in interest expense due to a repayment of principal on the Company's line of credit during the current year quarter.

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

Provision for Income Taxes

  The income tax expense for the three months ended March 31, 2001 was $70,594 compared to tax expense of $138,093 for the same prior year period, a decrease of $67,499 or 48.9%. The decrease is primarily due to reduced tax expense on lower results at Valence.

Liquidity and Capital Resources

  The Company's principal source of liquidity at March 31, 2001 consisted of cash, cash equivalents and investments aggregating $24,695,290. At December 31, 2000, the Company had cash, cash equivalents and long-term investments of $30,425,210. In March 2000, the Company sold shares of its common stock to Microsoft Corporation, for aggregate cash proceeds of $5,000,000 (See Note 7 to the Condensed Interim Consolidated Financial Statements). In November 2000, the Company's wholly-owned subsidiary, SRSWOWcast sold to investors 3,000,000 shares of its Series A Convertible Preferred Stock for an aggregate amount of $6,000,000 and granted warrants to purchase shares of SRSWOWcast common stock to such investors at an exercise price of $2.50 per share (the "SRSWOWcast Investment"). All remaining proceeds from the SRSWOWcast Investment will be used exclusively by SRSWOWcast. (See Note 7 to the Condensed Interim Consolidated Financial Statements)

  The Company's operating activities utilized $1,543,730 in cash for the three months ended March 31, 2001, and $1,671,725 for the three months ended March 31, 2000. The use of cash in operations was primarily due to the Company' s loss from operations for the quarter, after adjustment for non-cash charges primarily related to depreciation and amortization. The net decrease in cash and cash equivalents of $4,039,200 for the quarter is primarily attributable to a principal payment on the Company's revolving line of credit.

  In March, 1998, the Company obtained a revolving line of credit (and letter of credit facility) with a bank which was secured by certain of the Company's cash, cash equivalents and investments. As of March 31, 2001, the outstanding balance on this letter of credit was $4,000,000. This line of credit expired on April 1, 2001 and was fully repaid on April 2, 2001. As of March 31, 2001, approximately $2,459,000 in cash and cash equivalents and approximately $4,606,000 in investments were pledged as collateral for the line of credit. The total availability under the line of credit was the lesser of $10,000,000 or a percentage of the fair market value of the collateral. Interest on the line of credit was at the bank's prime rate or LIBOR plus 0.75%. The collateral requirements under the above-referenced credit facility may have the effect of restricting the amounts of cash available to pay dividends. On April 1, 2001, the Company entered into a new revolving line of credit with the same bank on substantially the same terms and conditions as the previous revolving line of credit except the total availability under the new line of credit was reduced to the lesser of $5,000,000 or a percentage of the fair market value of the collateral.

  In November 1999, Valence obtained a credit facility with a bank that provided for borrowings aggregating approximately $5,000,000. In January 2001, the credit facility was renegotiated to reduce the amount available to borrow under the new credit facility and to provide for a variety of import/export trade instruments up to $2,000,000 at interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The new facility is subject to renewal/expiration on or before October 31, 2001 and is collateralized by certain of Valence's assets on deposit with the bank. At March 31, 2000, there were no obligations outstanding under this credit facility.

  The Company anticipates that its primary uses of working capital in future periods will be to acquire new technologies and to fund increased costs for additional sales and engineering headcount and marketing activities associated with the introduction of new technologies and products into the market.

  Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investments and/or available borrowings under its existing or future credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's cash requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

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

  Business revenue from ASICs is concentrated in a limited number of customers in the areas of consumer electronics, communications products, computers and computer peripherals. As such, the loss of any such customers or any bad debt arising from them may have a material adverse impact on the Company's financial condition and results of operation. Beginning in Fiscal 1999, Valence began to exit from certain lower margin product offerings in the distribution side of the business and has begun developing and distributing products that are related to, or incorporate, the Company's proprietary technologies. As a result, the immediate loss in revenue of the low margin distribution business will not be entirely offset by the new proprietary technology based products, which will take time to develop and be introduced into the marketplace. There can be no assurance that the Company will be able to quickly introduce new products to offset the loss in revenue or that the new products developed will receive a favorable market acceptance.

  The acquisition of Valence has added significant diversity to the Company's overall business structure and the Company's opportunities. In the presence of such corporate diversity, and in particular with regard to the semiconductor industry, the Company recognizes there will always exist a potential for a conflict among sales channels between the Company and certain of the Company's technology licensees. Although the operations of the Company's licensing business and those of Valence are generally complementary, there can be no assurances that sales channel conflicts will not arise. If such potential conflicts do materialize, the Company may or may not be able to mitigate the effect of such perceived conflicts, which, if not resolved, may impact the results of operations.

Internet Business

  In Fiscal 1999, the Company launched its Internet business with the formation of SRSWOWcast. In Fiscal 2000, SRSWOWcast commenced operations with a business plan which focused on developing and acquiring audio based content to attract visitor traffic to its website in order to sell advertising and e-commerce products. In 2001, the Company changed its Internet strategy to focus on licensing of the Company's audio and voice enhancement technology solutions for Internet streaming, wireless, VoIP and telephony applications. There can be no assurance that this new business model will develop a sufficient customer base to be able to generate meaningful revenue.

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

  The Company intends to expand its offerings of high-end audio enhancement products in 2001 and future years. There can be no assurance that the Company will be able to develop an effective distribution channel and build brand recognition as a product manufacturer. As the business increases, it is anticipated that significant capital will be required to finance product inventory and accounts receivable. As a result, the Company is subject to risks of product obsolescence, bad debt and insufficient financial resources to grow the business.

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

Economic Risks Associated with Doing Business in Asia, Particularly in Hong Kong and the PRC

  The Company's significant operations in the PRC and Asia have required, and will continue to require, refinement to adapt to the changing market conditions in the region. The Company's operations in Asia, and internationally in general, are subject to risks of unexpected changes in, or impositions of legislative or regulatory requirements.

  The PRC economy has experienced significant growth in the past decade. However, such growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that such growth will not continue to decrease or that any slow down will not have a negative effect on the Company's business, including Valence. The PRC economy has also experienced deflation in the past which may continue in the future. The current economic situation may adversely affect the Company's profitability over time as expenditures for consumer electronics products and information technology may decrease due to the results of slowing domestic demand and deflation.

  Hong Kong is a Special Administrative Region of the PRC with its own government and legislature. Hong Kong enjoys a high degree of autonomy from the PRC under the principle of "one country, two systems". The Company can give no assurance that Hong Kong will continue to enjoy autonomy from the PRC.

  The Hong Kong dollar has remained relatively constant due to the US dollar peg and the currency board system that has been in effect in Hong Kong since 1983. Since mid-1997, interest rates in Hong Kong have fluctuated significantly and real estate and retail sales have declined. The Company can give no assurance that the Hong Kong economy will not worsen or that the historical currency peg of the Hong Kong dollar to the U.S. dollar will be maintained. Continued recession in Hong Kong, deflation or the discontinuation of the currency peg could adversely affect the Company's business.

Currency Risk/Stability of Asian Markets

  The Company expects that international sales will continue to represent a significant portion of total revenues. To date, all of the Company's licensing revenues have been denominated in U.S. dollars and most costs have been incurred in U.S. dollars. It is the Company's expectation that licensing revenues will continue to be denominated in U.S. dollars for the foreseeable future. Because Valence and its subsidiaries' business is primarily focused in Asia and because of the Company's anticipated expansion of its business in the PRC and other parts of Asia, the Company's consolidated operations and financial results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which the products are sold. In addition, the Company's valuation of assets recorded as a result of the Valence acquisition may also be adversely impacted by the currency fluctuations relative to the U.S. dollar. The Company intends to actively monitor its foreign exchange exposure and to implement strategies to reduce its foreign exchange risk at such time that the Company determines the benefits of such strategies outweigh the associated costs. However, there is no guarantee that the Company will take steps to insure against such risks, and should such risks occur, there is no guarantee that the Company will not be significantly impacted. Countries in the Asia Pacific region have experienced weakness in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for Valence's products, the U.S. dollar value of the Company's and its subsidiaries' foreign currency denominated sales, the availability and supply of product components to Valence and ultimately, the Company's consolidated results of operations.

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

Foreign Currency

  The Company has subsidiary operations in Hong Kong and the PRC, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its Asian subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in Fiscal 2000 and for the quarter ended March 31, 2001, due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar, and the exchange rate remained constant throughout such periods. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

Interest Rates

  The Company's credit facilities bear interest based on the lending bank's prime rate or LIBOR plus 0.75%. The interest rate on the line of credit balance of $4,000,000 outstanding at March 31, 2001 was 7.50%. The outstanding balance of the line of credit as at March 31, 2001 was repaid in full on April 2, 2001.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

  The effective date of the Company's initial public offering of its Common Stock was August 8, 1996 (SEC Registration No. 333-4974-LA). During the first quarter of Fiscal 2001, the Company utilized approximately $2,991,253 of the $22,052,955 net offering proceeds for the repayment of indebtedness. The table below sets forth at March 31, 2001, the amount of the net offering proceeds used for the purposes noted in the table.

                                                 Direct or indirect payments to directors,
                                                Officers, general partners of the issuer or
                                              their associates, to persons owning ten percent
                                                 or more of any class of equity securities         Direct or indirect
                                              of the issuer, and to affiliates of the issuer       Payments to others
                                             -------------------------------------------------   -----------------------
Construction of plant, building and                                 --                                     --
  Facilities
Purchase and installation of machinery and                          --                                     --
  Equipment
Purchase of real estate                                             --                                     --
Acquisition of other business(es)/assets                            --                                $9,714,222
Repayment of indebtedness                                           --                                $2,991,253
Working capital                                                     --                                $9,347,480
Temporary investment (cash and municipal
  bonds)                                                            --                                $        0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The exhibits listed below are hereby filed with the SEC as part of this Report.


 Exhibit
  Number                           Description
 -------                           -----------
  10.1 First Amendment to Credit and Security Agreement dated as of April 1, 2001, by and between the Company and City National Bank.

  10.2 New Revolving Credit Note dated April 1, 2001, by the Company in favor of City National Bank.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed with the SEC during the three month period ended March 31, 2001.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SRS LABS, INC.,
                                      a Delaware corporation

Date:  May 14, 2001                   By: /s/ DARRELL E. BAKER
                                         ---------------------------------
                                         Darrell E. Baker
                                         Vice President - Finance,
                                         Secretary and acting Treasurer
                                         (Authorized Signatory,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
  Number                            Description
 -------                            -----------
   10.1 First Amendment to Credit and Security Agreement dated as of April 1, 2001, by and between the Company and City National Bank.

   10.2 New Revolving Credit Note dated April 1, 2001, by the Company in favor of City National Bank.