Form 10-Q
period 2001-06-30
SRS LABS INC
filed 2001-08-10
CIK 1016470

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

                 For the quarterly period ended June 30, 2001

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

                                Not Applicable
  (Former name, former address and former fiscal year, if changes since last report)
                               ________________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X] No [   ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of July 31, 2001, 12,667,369 of the issuer's common stock, par value $.001 per share, were outstanding. In addition, as of July 31, 2001, 71,100 shares of the issuer's common stock were held as treasury shares.
================================================================================

                                SRS LABS, INC.

                                   Form 10-Q
                      For the Period Ended June 30, 2001

                                     Index

                                                                                                                     Page
                                                                                                                   --------
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements..................................................................................      4

      Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000................      4

      Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2001
      and 2000 (Unaudited).......................................................................................      5

      Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended June
      30, 2001 and 2000 (Unaudited)..............................................................................      5

      Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000
      (Unaudited)................................................................................................      6

      Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)...............................      7

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................     11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk............................................     21

PART II - OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders...................................................     22

   Item 6. Exhibits and Reports on Form 8-K......................................................................     22

SIGNATURES.......................................................................................................     23

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                SRS LABS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30,     December 31,
                                                                                                      2001           2000
                                                                                                   ------------   ------------
                                                                                                   (Unaudited)
                                                   ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                      $ 16,267,354   $ 24,128,480
    Investments available for sale                                                                    4,591,715      5,713,881
    Accounts receivable, net                                                                          1,251,662        787,908
    Inventories, net                                                                                  2,209,880      3,068,478
    Prepaid expenses and other current assets                                                           604,435        847,953
    Deferred income taxes                                                                                38,116         38,116
                                                                                                   ------------   ------------

         TOTAL CURRENT ASSETS                                                                        24,963,162     34,584,816

  Investments available for sale                                                                             --        582,849
  Furniture, fixtures & equipment, net                                                                1,744,550      1,808,624
  Intangible assets, net                                                                              3,026,770      3,692,218
  Deferred income taxes                                                                                 900,839        900,839
                                                                                                   ------------   ------------

         TOTAL ASSETS                                                                              $ 30,635,321   $ 41,569,346
                                                                                                   ============   ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                               $  1,198,252   $  1,603,401
    Accrued liabilities                                                                               2,003,149      1,974,357
    Line of credit                                                                                           --      8,000,000
    Income taxes payable                                                                              1,102,684      1,093,107
                                                                                                   ------------   ------------

         TOTAL CURRENT LIABILITIES                                                                    4,304,085     12,670,865

Minority interest                                                                                       478,295        595,428
Commitments and contingencies

STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value; 2,000,000 shares authorized;
      no shares issued and outstanding                                                                       --             --
    Common stock - $.001 par value; 56,000,000 shares authorized;
      12,718,394 and 12,652,844 shares issued; and 12,647,294 and
      12,581,744 shares outstanding at June 30, 2001 and
      December 31, 2000, respectively                                                                    12,719         12,653
    Additional paid-in capital                                                                       55,106,791     55,060,403
    Deferred stock option compensation                                                                  422,225        376,052
    Cumulative other comprehensive loss                                                                 (62,267)       (64,950)
    Accumulated deficit                                                                             (29,363,246)   (26,817,824)
    Less treasury stock at cost, 71,100 shares at June 30, 2001
      and December 31, 2000, respectively                                                              (263,281)      (263,281)
                                                                                                   ------------   ------------

         TOTAL STOCKHOLDERS' EQUITY                                                                  25,852,941     28,303,053
                                                                                                   ------------   ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 30,635,321   $ 41,569,346
                                                                                                   ============   ============

         See accompanying notes to the condensed interim consolidated financial statements

                                SRS LABS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Three Months Ended               Six Months Ended
                                                                               June 30,                         June 30,
                                                                       ------------------------------    --------------------------
                                                                         2001               2000           2001           2000
                                                                       -----------        -----------    -----------    -----------
REVENUES
Chip and licensing revenue....................................         $ 3,125,407        $ 2,860,253    $ 5,373,801    $ 5,739,332
Product and component sales...................................           1,718,968          3,732,953      3,801,455      8,044,426
                                                                       -----------        -----------    -----------    -----------
   TOTAL REVENUES.............................................           4,844,375          6,593,206      9,175,256     13,783,758
COST OF SALES.................................................           2,335,065          4,267,465      4,636,355      9,116,166
                                                                       -----------        -----------    -----------    -----------
GROSS MARGIN..................................................           2,509,310          2,325,741      4,538,901      4,667,592

EXPENSES
Sales and marketing...........................................           1,154,036          1,422,744      2,545,416      2,707,477
Research and development......................................             896,884            984,908      1,774,978      1,924,097
General and administrative....................................           1,568,940          4,195,373      3,130,866      5,613,960
Non-cash stock issuance cost..................................                  --                 --             --      3,111,859
                                                                       -----------        -----------    -----------    -----------
   TOTAL EXPENSES.............................................           3,619,860          6,603,025      7,451,260     13,357,393
                                                                       -----------        -----------    -----------    -----------

   LOSS FROM OPERATIONS.......................................          (1,110,550)        (4,277,284)    (2,912,359)    (8,689,801)
OTHER INCOME, NET.............................................             245,009            308,413        479,050        517,976
MINORITY INTEREST.............................................              44,810                 --        117,638             --
                                                                       -----------        -----------    -----------    -----------
                                                                          (820,731)        (3,968,871)    (2,315,671)    (8,171,825)
 LOSS BEFORE INCOME TAX EXPENSE...............................

INCOME TAX EXPENSE............................................             159,157            138,491        229,751        276,584
                                                                       -----------        -----------    -----------    -----------

NET LOSS......................................................         $  (979,888)       $(4,107,362)   $(2,545,422)   $(8,448,409)
                                                                       ===========        ===========    ===========    ===========

Net loss per common share
   Basic and diluted..........................................         $     (0.08)       $     (0.33)   $     (0.20)   $     (0.69)
                                                                       ===========        ===========    ===========    ===========

Weighted average shares used in the calculation of
   net loss per common share
   Basic and diluted..........................................          12,625,783         12,492,205     12,597,526     12,198,822
                                                                       ===========        ===========    ===========    ===========

    See accompanying notes to the condensed interim consolidated financial statements



                                SRS LABS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (Unaudited)

                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                    --------------------------  ----------------------------
                                                       2001           2000           2001           2000
                                                     ---------    -----------    -----------    -----------
Net loss..........................................   $(979,888)   $(4,107,362)   $(2,545,422)   $(8,448,409)
Other comprehensive income (loss)
    Foreign currency translation..................          --         (1,544)            --          1,269
    Unrealized (loss) gain on investments
      available for sale, net of tax..............      (5,613)          (920)         2,683        (12,064)
                                                     ---------    -----------    -----------    -----------
Comprehensive loss................................   $(985,501)   $(4,109,826)   $(2,542,739)   $(8,459,204)
                                                     =========    ===========    ===========    ===========

 See accompanying notes to condensed interim consolidated financial statements

                                 SRS LABS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                              --------------------------------------------
                                                                                          2001                   2000
                                                                                       -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................................           $(2,545,422)           $(8,448,409)
Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash stock issuance cost...........................................                    --              3,111,859
     Depreciation and amortization..........................................             1,070,815              1,387,323
     Minority interest......................................................              (117,638)                    --
     Other..................................................................                 3,877                    127
     Amortization of premium on investments available for sale..............                 9,562                 18,370
     Increase in deferred stock option compensation.........................                46,173                 57,342
     Changes in operating assets and liabilities:
         Accounts receivable................................................              (463,755)               515,191
         Inventories........................................................               858,598               (378,578)
         Prepaid expenses and other current assets..........................               243,518               (158,190)
         Accounts payable...................................................              (405,149)                78,948
         Accrued liabilities................................................                28,792              1,059,075
         Income taxes payable...............................................                 7,713                (22,862)
                                                                                       -----------            -----------
     Net cash used in operating activities..................................            (1,262,916)            (2,779,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment...............................              (267,344)              (338,800)
Proceeds from sale of investments available for sale........................             1,700,000              1,500,000
Expenditures related to patents and intangible assets.......................               (73,948)            (1,346,025)
                                                                                       -----------            -----------

     Net cash provided by (used in) investing activities....................             1,358,708               (184,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock..........................................                    --              5,000,291
Principal payment on line of credit.........................................            (8,000,000)                    --
Proceeds from exercise of stock options.....................................                43,082              1,180,562
                                                                                       -----------            -----------

     Net cash (used in) provided by financing activities....................            (7,956,918)             6,180,853
                                                                                       -----------            -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................            (7,861,126)             3,216,224
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............................            24,128,480             15,969,678
                                                                                       -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................................           $16,267,354            $19,185,902
                                                                                       ===========            ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest...............................................................           $   151,667            $   284,264
     Income taxes...........................................................           $   164,235            $   177,191
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
    Unrealized gain (loss) on investments, net..............................           $     2,683            $   (12,064)

 See accompanying notes to condensed interim consolidated financial statements

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

2. Investments Available for Sale

   The Company has classified its investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As of June 30, 2001, the Company's available-for-sale investments had a cost of $4,551,413 and an estimated fair value of $4,591,715, based on quoted market prices. The unrealized gains on these investments of $40,302 net of income taxes of $16,524 are reported as a separate component of stockholders' equity.

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

                                SRS LABS, INC.
       NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4. Minority Interest in Consolidated Subsidiary

   Minority interest in consolidated subsidiary represents the minority stockholders' proportionate share of the equity of SRSWOWcast. At June 30, 2001, the Company owned approximately 87% of the outstanding capital stock of SRSWOWcast.

5. Net Loss Per Common Share

   The Company computes earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". SFAS 128 requires the Company to disclose basic and diluted earnings per share. The Company's basic EPS is computed by dividing net loss for the period by the weighted average number of outstanding common shares for that period. Diluted EPS amounts are the same as basic EPS for all periods presented as the effect of including common share equivalents have not been included as their inclusion would have been anti-dilutive.

6. Contingencies

   The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

7. Stockholders' Equity

   During Fiscal 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock for a period from December 23, 1998 to December 31, 1999. As of June 30, 2001, 71,100 shares had been repurchased at a cost of $263,281. Such repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

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

                                SRS LABS, INC.
       NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




8. Segment Information

   The Company operates in three business segments: (i) the development and marketing of technology either in the form of ASICs through Valence or the licensing of technologies developed by the Company to original equipment manufacturers and semiconductor manufacturers; (ii) the sale of consumer electronic products and components; and (iii) the SRSWOWcast Internet-based business. The Company's Internet-based business generated insignificant revenues and incurred net losses of $321,272 and $879,617 for the three month and six month periods ended June 30, 2001. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, segment information includes only net revenues, cost of sales and gross margin for those segments. These losses were composed primarily of sales and marketing expenses and general and administrative expenses associated with the development of web content, and the promotion and launch of the Company's website.

                                                        Three Months Ended June 30, 2001
                                         ---------------------------------------------------------------
                                             Chips and             Product and
                                             Licensing           Component Sales            Total
                                         ------------------  -----------------------  ------------------
Net revenues...........................          $3,125,407         $1,718,968                $4,844,375
Cost of sales..........................             584,416          1,750,649                 2,335,065
                                                 ----------         ----------                ----------
Gross margin...........................          $2,540,991         $  (31,681)               $2,509,310
                                                 ==========         ==========                ==========

                                                         Three Months Ended June 30, 2000
                                          --------------------------------------------------------------
                                              Chips and            Product and
                                              Licensing          Component Sales            Total
                                          ------------------  ----------------------  ------------------
Net revenues............................          $2,860,253         $3,732,953               $6,593,206
Cost of sales...........................             900,663          3,366,802                4,267,465
                                                  ----------         ----------               ----------
Gross margin............................          $1,959,590         $  366,151               $2,325,741
                                                  ==========         ==========               ==========

                                                         Six Months Ended June 30, 2001
                                         --------------------------------------------------------------
                                             Chips and            Product and
                                             Licensing          Component Sales            Total
                                         ------------------  ----------------------  ------------------
Net revenues...........................          $5,373,801         $3,801,455               $9,175,256
Cost of sales..........................           1,002,798          3,633,557                4,636,355
                                                 ----------         ----------               ----------
Gross margin...........................          $4,371,003         $  167,898               $4,538,901
                                                 ==========         ==========               ==========

                                                          Six Months Ended June 30, 2000
                                          --------------------------------------------------------------
                                              Chips and            Product and
                                              Licensing          Component Sales            Total
                                          ------------------  ----------------------  ------------------
Net revenues............................          $5,739,332         $8,044,426              $13,783,758
Cost of sales...........................           1,783,663          7,332,503                9,116,166
                                                  ----------         ----------              -----------
Gross margin............................          $3,955,669         $  711,923              $ 4,667,592
                                                  ==========         ==========              ===========

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

                                SRS LABS, INC.
       NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations", which, among other things, will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, will no longer permit the use of the pooling-of-interests method of accounting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. Management does not believe the adoption of SFAS No. 141 will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

   In July 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 142 will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

     On March 2, 1998, the Company acquired 100% of the outstanding stock of Valence Technology Inc., a British Virgin Islands holding company with its principal business operations in Hong Kong and the Peoples Republic of China (the "PRC"). This acquisition significantly expanded the Company's business activities from the original licensing model to include the design, manufacture and marketing of chips, components and products.

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

  During the fiscal year ended December 31, 2000, SRSWOWcast and certain investors, which included shareholders, directors and an executive officer of the Company, entered into a Series A Preferred Stock and Warrant Purchase Agreement (the "Private Placement Agreement") relating to the purchase and sale of 3,000,000 shares of SRSWOWcast Series A Convertible Preferred Stock ("Preferred Stock") for a purchase price of $2.00 per share or $6,000,000 in the aggregate (the "Private Placement"). Pursuant to the Private Placement Agreement, investors received an immediately exercisable, three year warrant evidencing a right to purchase one-tenth of a share of SRSWOWcast's common stock for each share of Preferred Stock purchased by such investor, exercisable at $2.50 per whole share. The fair value of the warrants was zero at the date of issuance. In accordance with Staff Accounting Bulletin ("SAB") No. 51 issued by the U.S. Securities and Exchange Commission ("SEC"), "Accounting for Sales of Stock by a Subsidiary" the Company recorded $5,154,995 of additional paid-in capital associated with the Private Placement.

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

  The Company currently operates in three business segments: (a) the development and marketing of technology in the form of integrated circuits, distributed through Valence and the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers, (b) the sale of consumer electronic products and components and (c) the SRSWOWcast Internet-based business. A summary of the Company's operations and activities by business segment is included in the accompanying notes to the condensed interim consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000

 Revenues

  Chip and licensing revenue consists of design fees and sales of custom ASICs by Valence to OEMs and sales of general purpose integrated circuits ("IC"s) designed by the Company under the brand name ASP Microelectronics. Licensing revenues are royalties generated primarily from the license of the Company's audio and voice technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Product and component sales primarily represent (a) the manufacture and sale of Valence's own branded product line of amplifiers, and game products, (b) the manufacture and sale of SRS Labs' products incorporating one or more of the Companies licensed audio technologies and (c) the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and the PRC markets.

  Total revenues for the three months ended June 30, 2001 were $4,844,375 consisting of chip and licensing revenue of $3,125,407 and product and component revenue of $1,718,968. This contrasts with the three months ended June 30, 2000, where total revenues were $6,593,206 consisting of chip and licensing revenue of $2,860,253 and product and component revenues of $3,732,953. Total revenues decreased by $1,748,831, or 26.5% for the three months ended June 30, 2001 compared to the same period in 2000. Chip and licensing revenue increased by $265,154 or 9.3% for the three months ended June 30, 2001, with revenue from custom ASIC chip design and chip sales related to Valence's activities decreasing by 37.4% which was offset by an increase in licensing revenue of

248.7% compared to the same period in 2000. The decrease in ASIC chip design and chip sales was primarily due to recent global weakness in the semiconductor industry. The increase in licensing revenues during the quarter was the result of new licensing contracts signed since the first half of 2000. Product and component revenues decreased by $2,013,985 or 54.0% from the same prior year period which was due both to recent global weakness in the semiconductor industry and the Company's decision to focus on higher margin chip and licensing revenues and de-emphasize certain lower margin distribution activities. Revenues generated by the Company's Internet-based business were not significant during the three months ended June 30, 2001.

 Gross Margin

  Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. For the three months ended June 30, 2001, the gross margin percentage increased to 51.8%, compared to 35.3% for the same period in the prior year. The increase in margin percentage is attributable to a reduction in lower margin product and component revenues and a significant increase in licensing revenue, the most profitable component of the Company's revenues.

 Sales and Marketing

  Sales and marketing expenses consist primarily of employee salaries and sales consultants' fees and related expenses, sales commissions, advertising, and product promotion costs. Sales and marketing expenses were $1,154,036 for the three months ended June 30, 2001 compared to $1,422,744 for the same prior year period, a decrease of $268,708, or 18.9%. The decrease is due primarily to a reduction in spending at Valence associated with revenue declines related to the recent global weakness in the semiconductor industry and spending and headcount reductions at SRSWOWcast related to the change in Internet strategy from a content development model to focus on licensing of audio and voice technology solutions.

 Research and Development

  Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $896,884 for the three months ended June 30, 2001 compared to $984,908 for the same prior year period, a decrease of $88,024, or 8.9%. Research and development costs as a percentage of revenues increased from 14.9% of revenues for the quarter ended June 30, 2000 to 18.5% of revenues for the same period this year. Research and development expenses may increase in the future as a result of ongoing product development efforts.

 General and Administrative

  General and administrative expenses consist primarily of employee-related expenses, professional fees and patent and intangible asset amortization costs. General and administrative expenses were $1,568,940 for the quarter ended June 30, 2001 compared to $4,195,373 for the same prior year period, for a decrease of $2,626,433 or 62.6%. The decrease is due primarily to a reduction in significant one time costs being incurred in the quarter ended June 30, 2000 (totaling approximately $2,177,000) including costs associated with the resignation of an employee of Valence, the accelerated amortization of intangible assets deemed to relate to outdated technologies and costs associated with a postponed IPO involving Valence (see discussion below under IPO Related Expenses) plus a general reduction in overall general and administrative expenses due to headcount reductions. As a percentage of total revenues, general and administrative expenses decreased from 63.6% for the quarter ended June 30, 2000, to 32.4% for the same period this year.

 Other Income, Net

  Other income, net consists primarily of interest income, interest expense and foreign currency translation gains and losses. Net other income was $245,009 for the three months ended June 30, 2001 compared to $308,413 for the same prior year period, a decrease of 20.6%. The decrease is primarily due to lower interest income, net of interest expense that is attributable to lower average cash and investment balances being invested at lower average interest rates during the current year quarter. Other income, net may decline in the future as interest rates continue to decrease.

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

 Provision for Income Taxes

  The income tax expense for the three months ended June 30, 2001 was $159,157 compared to $138,491 for the same prior year period. The increase is primarily due to higher levels of licensing revenues sourced from countries withholding foreign tax.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

 Revenues

  Total revenues for the six months ended June 30, 2001 were $9,175,256 consisting of chip and licensing revenue of $5,373,801 and product and component revenue of $3,801,455. This contrasts with the six months ended June 30, 2000, where total revenues were $13,783,758 consisting of chip and licensing revenue of $5,739,332 and product and component revenues of $8,044,426. Total revenues decreased by $4,608,502, or 33.4% for the six months ended June 30, 2001 compared to the same period in 2000. Chip and licensing revenue decreased by $365,531 or 6.4% for the six months ended June 30, 2001, with revenue from custom ASIC chip design and chip sales related to Valence's activities decreasing by 45.1% which was partially offset by an increase in licensing revenue of 170.0% compared to the same period in 2000. The decrease in ASIC chip design and chip sales was primarily due to recent global weakness in the semiconductor industry. The increase in licensing revenues during the six months ended June 30, 2001 was the result of new licensing contracts signed since the first half of 2000. Product and component revenues decreased by $4,242,971 or 52.7% from the same prior year period which was due both to recent global weakness in the semiconductor industry and the Company's decision to focus on higher margin chip and licensing revenues and de-emphasize certain lower margin distribution activities. Revenues generated by the Company's Internet-based business were not significant during the six months ended June 30, 2001.

 Gross Margin

  For the six months ended June 30, 2001, the gross margin percentage increased to 49.5%, compared to 33.9% for the same period in the prior year. The increase in margin percentage is attributable to a shift in the revenue mix during the period from lower margin product and component revenues to a higher percentage of revenues in the higher margin chip and licensing category from the same prior year period.

 Sales and Marketing

  Sales and marketing expenses were $2,545,416 for the six months ended June 30, 2001, compared to $2,707,477 for the same period in the prior year, a decrease of $162,061 or 6.0%. The decrease is due primarily to reductions in spending during the second quarter of 2001 at SRSWOWcast compared to the second quarter of the prior year period when there were significant early stage development and promotion costs incurred for the creation of the SRSWOWcast website, and creation of program content for the website.

 Research and Development

  Research and development costs were $1,774,978 for the six months ended June 30, 2001, compared to $1,924,097 for the same period in the prior year, a decrease of $149,119, or 7.8%. Research and development costs as a percentage of revenues increased from 14.0% of revenues for the six months ended June 30, 2000 to 19.3% of revenues for the same period this year. Research and development costs may increase in the future as a result of ongoing product development efforts.

 General and Administrative

  General and administrative costs were $3,130,866 for the six months ended June 30, 2001, compared to $5,613,960 for the same period in the prior year, a decrease of $2,483,094, or 44.2%. The decrease is due primarily to a reduction in significant one time costs being incurred in the six months ended June 30, 2000 (totaling approximately $2,177,000) including costs associated with the resignation of an employee of Valence, the accelerated amortization of intangible assets deemed to relate to outdated technologies and costs associated with a postponed IPO involving Valence (see discussion below under IPO Related Expenses) plus a general reduction in overall general and administrative expenses due to headcount reductions. As a percentage of total revenues, general and administrative expenses decreased from 40.7% of revenues for the six month period ended June 30, 2000, to 34.1% of revenues for the same period this year.

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

 Non-cash Stock Issuance Costs

  In March 2000, the Company entered into a technology and marketing alliance with Microsoft Corporation. In conjunction with this transaction, Microsoft purchased shares of common stock of the Company and was granted a warrant to purchase additional shares of common stock of the Company and a warrant to purchase shares of common stock of SRSWOWcast. As a result of the transaction, the Company recognized one-time, non-cash charges totaling $3,111,859 (see Note 7 of the Notes to the Condensed Interim Consolidated Financial Statements for more information concerning the Microsoft transaction).

 Other Income, Net

  Other income, net was $479,050 for the six months ended June 30, 2001, compared to $517,976 for the same period in the prior year, a decrease of $38,926 or 7.5%. The decrease is due primarily to lower interest income, net of interest expense that is attributable to lower average cash and investment balances being invested at lower average interest rates during the current year period. Other income, net may decline in the future as interest rates continue to decrease.

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

 Provision for Income Taxes

  The income tax expense for the six months ended June 30, 2001 was $229,751 compared to $276,584 for the same period in the prior year. The decrease is primarily attributable to lower results in the first quarter of 2001 at Valence resulting in reduced tax expense for the quarter when compared to the same period in the prior year period.

 New Accounting Pronouncements

  On January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" which requires derivatives to be reported as assets or liabilities in the balance sheet at fair value. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities and redefining interest rate risk to reduce sources of ineffectiveness. The adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations", which, among other things, will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, will no longer permit the use of the pooling-of-interests method of accounting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. Management does not believe the adoption of SFAS No. 141 will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

  In July 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 142 will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Liquidity and Capital Resources

  The Company's principal source of liquidity at June 30, 2001 consisted of cash, cash equivalents and investments aggregating $20,859,069, as well as borrowings available under its credit facilities. At December 31, 2000, the Company had cash, cash equivalents and investments of $30,425,210. During the six months ended June 30, 2001 the Company used $8,000,000 to repay its line of credit. Since April 2, 2001 the Company no longer has any external bank debt outstanding. In March 2000, the Company sold shares of its common stock to Microsoft Corporation, for aggregate cash proceeds of $5,000,000 (see Note 7 to the Condensed Interim Consolidated Financial Statements). In November 2000, the Company's wholly-owned subsidiary, SRSWOWcast sold to investors 3,000,000 shares of its Series A Convertible Preferred Stock for an aggregate amount of $6,000,000 and granted warrants to purchase shares of SRSWOWcast common stock to such investors at an exercise price of $2.50 per share (the "SRSWOWcast Investment"). All remaining proceeds from the SRSWOWcast Investment will be used exclusively by SRSWOWcast (see Note 7 to the Condensed Interim Consolidated Financial Statements).

  The Company's operating activities utilized $1,262,916 in cash for the six months ended June 30, 2001, and $2,779,804 for the six months ended June 30, 2000. The use of cash in operations was primarily due to the Company's loss from operations for the period, after adjustment for non-cash charges related to depreciation and amortization. The net decrease in cash and cash equivalents of $7,861,126 for the period is primarily attributable to the repayment of the line of credit during the period.

  In March 1998, the Company obtained a revolving line of credit (and letter of credit facility) with a bank which was secured by certain of the Company's cash, cash equivalents and investments. This line of credit expired on April 1, 2001 and was fully repaid on April 2, 2001. The total availability under the line of credit was the lesser of $10,000,000 or a percentage of the fair market value of the collateral. Interest on the line of credit was at the bank's prime rate or LIBOR plus 0.75%. On April 1, 2001, the Company entered into a new revolving line of credit with the same bank on substantially the same terms and conditions as the previous revolving line of credit except the total availability under the new line of credit was reduced to the lesser of $5,000,000 or a percentage of the fair market value of the collateral. The collateral requirements under the above-referenced credit facility may have the effect of restricting the amounts of cash available to pay dividends. At June 30, 2001, the Company had no borrowings outstanding under the new revolving line of credit.

  In November 1999, Valence obtained a credit facility with a bank that provided for borrowings aggregating approximately $5,000,000. In January 2001, the credit facility was renegotiated to reduce the amount available to borrow under the new credit facility and to provide for a variety of import/export trade instruments up to $2,000,000 at interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The new facility is subject to renewal/expiration on or before October 31, 2001 and is collateralized by certain of Valence's assets on deposit with the bank. At June 30, 2001, the Company was contingently liable under an outstanding letter of credit in the amount of $1,000,000 under this credit facility. This outstanding letter of credit expires July 31, 2001.

  The Company anticipates that its primary uses of working capital in future periods will be to acquire new technologies and to fund increased costs for additional sales and engineering headcount and marketing activities associated with the introduction of new technologies and products into the market. The Company also expects to fund increased costs associated with the ongoing expansion and promotion of its SRSWOWcast operations.

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

 Valence's Business

  The Company derives a significant amount of its revenue from Valence's ASIC and component distribution business. Valence's engineering team focuses on the design of custom ASICs to meet specific customers' requirements and outsources the production of the design to mask houses, foundries and packaging houses located primarily in Asia. The operations of Valence could be affected by a variety of factors, including global demand within the semiconductor market, the timing of customer orders, the timing of development revenue, changes in the mix of products distributed and the mix of distribution channels employed, the emergence of new industry standards, product obsolescence and changes in pricing policies by the Company, its competitors or its suppliers.

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

  The Company intends to expand its offerings of high-end audio enhancement products in 2001 and in future years. There can be no assurance that the Company will be able to develop an effective distribution channel and build brand recognition as a product manufacturer. As the business increases, it is anticipated that significant capital will be required to finance product inventory and account receivables. As a result, the Company is subject to risks of product obsolescence, bad debt and insufficient financial resources to grow the business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting investment returns and the cost of its debt.

Foreign Currency

  The Company has subsidiary operations in Hong Kong and accordingly, the Company is exposed to translation gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its Asian subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in Fiscal 1999 and for the six months ended June 30, 2001, due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar, and the exchange rate remained constant throughout such periods. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

Interest Rates

  The Company's exposure to market risk for changes in interest rates, relates primarily to our invested balances of cash, cash equivalents and investments. The Company's investment policy specifies excess funds are to be invested in a manner that preserves capital, provides liquidity and generates the highest available after-tax return. To limit exposure to market risk, the Company places its cash in banks, cash equivalents in high quality, short-term commercial paper and investments consist of short-term municipal bonds. We do not invest in any derivative instruments. The fair value of the Company's cash, cash equivalents and investments or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates as most investments are at fixed rates and are relatively short term. All cash, cash equivalents and investments are carried at market value, which approximates cost.

  The Company's credit facilities bear interest based on the lending bank's prime rate or LIBOR plus 0.75%. The outstanding balance of the line of credit was fully repaid on April 2, 2001.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Annual Meeting of Stockholders of SRS Labs, Inc. was held on June 14, 2001 for the purpose of (a) electing one Class II Director to the Board of Directors and (b) voting on a proposal to approve an amendment to the SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors' Stock Option Plan (the "Option Plan") to increase the number of shares of Common Stock available for issuance thereunder by 250,000.

  John Tu was elected to serve as a Class II Director of the Company for a three-year term expiring at the 2004 Annual Meeting of Stockholders. Gareth C.
C. Chang, Robert Pfannkuck and Jeffrey I. Scheinrock continued in office as Class I Directors and Stephen V. Sedmak, Sam Yau and Thomas C.K. Yuen continued in office as Class III Directors. The tabulation of the votes cast for the election of Mr. Tu was as follows:

                                              Votes For          Votes Withheld
                                              ---------          --------------
                                              9,349,703          11,380

  The proposal to amend the Option Plan was approved. The tabulation of votes was as follows:

                 Votes For      Votes Against     Abstentions   Broker Non-Votes
                 ---------      -------------     -----------   ----------------
                 9,262,300         83,480           15,303             0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits. The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Report.

  Exhibit
  Number                                     Description
-----------                                  -----------
   10.1 SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors Stock Option Plan, as amended, previously filed with the Commission as Appendix B to the Company's Definitive Proxy Statement dated and filed with the Commission on April 30, 2001, which is incorporated herein by reference.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed with the Commission during the quarter for which this report is filed.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SRS LABS, INC.,
                                       a Delaware corporation


Date: August 10, 2001                  By:         /s/  DARRELL E. BAKER
                                           -------------------------------------
                                                     Darrell E. Baker
                                                 Vice President - Finance,
                                              Secretary and acting Treasurer,
                                                  (Authorized Signatory,
                                              Principal Financial Officer and
                                               Principal Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
 Number                                 Description
---------                               -----------
  10.1 SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors Stock Option Plan, as amended, previously filed with the Commission as Appendix B to the Company's Definitive Proxy Statement dated and filed with the Commission on April 30, 2001, which is incorporated herein by reference.