Form 10-Q
period 2001-09-30
SRS LABS INC
filed 2001-11-09
CIK 1016470

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

                For the quarterly period ended September 30, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                         Commission File Number: 0-21123

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of October 31, 2001, 12,760,894 of the issuer's common stock, par value $.001 per share, were outstanding. In addition, as of October 31, 2001, 124,400 shares of the issuer's common stock were held as treasury shares.
================================================================================

                                 SRS LABS, INC.

                                    Form 10-Q
                For the Quarterly Period Ended September 30, 2001

                                      Index

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements...........................................................       4

      Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and
      December 31, 2000...................................................................       4

      Condensed Consolidated Statements of Operations for the three months
      and nine months ended September 30, 2001 and 2000 (Unaudited).......................       5

      Condensed Consolidated Statements of Comprehensive Loss for the three
      months and nine months ended September 30, 2001 and 2000 (Unaudited)................       5

      Condensed Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2001 and 2000 (Unaudited).............................................       6

      Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)........       7

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations....................................................................       11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................      21

PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...............................................      22

SIGNATURES................................................................................      23

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 SRS LABS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 September 30,   December 31,
                                                                     2001            2000
                                                                 ------------    ------------
                                                                 (unaudited)
CURRENT ASSETS
    Cash and cash equivalents ................................   $ 16,655,746    $ 24,128,480
    Investments available for sale ...........................      3,073,754       5,713,881
    Accounts receivable, net .................................      1,446,926         787,908
    Inventories, net .........................................      1,945,694       3,068,478
    Prepaid expenses and other current assets ................        774,528         847,953
    Deferred income taxes ....................................         38,116          38,116
                                                                 ------------    ------------
         TOTAL CURRENT ASSETS ................................     23,934,764      34,584,816
  Investments available for sale .............................             --         582,849
  Furniture, fixtures & equipment, net .......................      1,673,559       1,808,624
  Intangible assets, net .....................................      2,655,222       3,692,218
  Deferred income taxes ......................................        900,839         900,839
                                                                 ------------    ------------
         TOTAL ASSETS ........................................   $ 29,164,384    $ 41,569,346
                                                                 ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable .........................................   $  1,024,387    $  1,603,401
    Accrued liabilities ......................................      1,660,281       1,974,357
    Line of credit ...........................................             --       8,000,000
    Income taxes payable .....................................      1,093,099       1,093,107
                                                                 ------------    ------------
         TOTAL CURRENT LIABILITIES ...........................      3,777,767      12,670,865

MINORITY INTEREST ............................................        439,308         595,428
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value;
     2,000,000 shares authorized; no shares
     issued and outstanding ..................................             --              --
    Common stock - $.001 par value;
     56,000,000 shares authorized; 12,760,894 and
     12,652,844 shares issued; and 12,636,494 and
     12,581,744 shares outstanding at September 30, 2001 and
     December 31, 2000, respectively .........................         12,761          12,653
    Additional paid-in capital ...............................     55,172,334      55,060,403
    Deferred stock option compensation .......................        448,986         376,052
    Cumulative other comprehensive loss ......................        (70,544)        (64,950)
    Accumulated deficit ......................................    (30,165,545)    (26,817,824)
    Less treasury stock at cost, 124,400 shares at
      September 30, 2001 and 71,100 shares
      at December 31, 2000 ...................................       (450,683)       (263,281)
                                                                 ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY ..........................     24,947,309      28,303,053
                                                                 ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........   $ 29,164,384    $ 41,569,346
                                                                 ============    ============

      See accompanying notes to the condensed interim consolidated financial statements

                                 SRS LABS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                     ----------------------------    ----------------------------
                                                         2001            2000            2001            2000
                                                     ------------    ------------    ------------    ------------
REVENUES
Chip and licensing revenue .......................   $  2,878,251    $  3,871,803    $  8,252,052    $  9,611,135
Product and component sales ......................        670,878       4,136,104       4,472,333      12,180,530
                                                     ------------    ------------    ------------    ------------
   TOTAL REVENUES ................................      3,549,129       8,007,907      12,724,385      21,791,665
COST OF SALES ....................................      1,274,288       4,616,384       5,910,643      13,732,550
                                                     ------------    ------------    ------------    ------------
GROSS MARGIN .....................................      2,274,841       3,391,523       6,813,742       8,059,115

EXPENSES
Sales and marketing ..............................        935,189       1,913,199       3,480,605       4,620,676
Research and development .........................        872,998       1,087,849       2,647,976       3,011,946
General and administrative .......................      1,418,192       1,722,389       4,549,058       7,336,349
Non-cash stock issuance cost .....................             --              --              --       3,111,859
                                                     ------------    ------------    ------------    ------------
   TOTAL EXPENSES ................................      3,226,379       4,723,437      10,677,639      18,080,830
                                                     ------------    ------------    ------------    ------------
   LOSS FROM OPERATIONS ..........................       (951,538)     (1,331,914)     (3,863,897)    (10,021,715)
OTHER INCOME, NET ................................        186,300         332,152         665,350         850,128
MINORITY INTEREST ................................         39,241              --         156,879              --
                                                     ------------    ------------    ------------    ------------
 LOSS BEFORE INCOME TAX EXPENSE ..................       (725,997)       (999,762)     (3,041,668)     (9,171,587)

INCOME TAX EXPENSE ...............................         76,302         222,189         306,053         498,773
                                                     ------------    ------------    ------------    ------------
NET LOSS .........................................   $   (802,299)   $ (1,221,951)   $ (3,347,721)   $ (9,670,360)
                                                     ============    ============    ============    ============
Net loss per common share
   Basic and diluted .............................   $      (0.06)   $      (0.10)   $      (0.27)   $      (0.79)
                                                     ============    ============    ============    ============
Weighted average shares used in the
   calculation of net loss per common share
   Basic and diluted .............................     12,672,707      12,540,336      12,627,393      12,313,491
                                                     ============    ============    ============    ============

                                         SRS LABS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                          (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                     ----------------------------    ----------------------------
                                                         2001            2000            2001            2000
                                                     ------------    ------------    ------------    ------------
Net loss .........................................   $   (802,299)   $ (1,221,951)   $ (3,347,721)   $ (9,670,360)
Other comprehensive income (loss)
    Foreign currency translation .................             --         (82,489)             --         (81,219)
    Unrealized loss on investments
      available for sale, net of tax .............         (8,277)            (52)         (5,594)        (12,116)
                                                     ------------    ------------    ------------    ------------
Comprehensive loss ...............................   $   (810,576)   $ (1,304,492)   $ (3,353,315)   $ (9,763,695)
                                                     ============    ============    ============    ============

    See accompanying notes to the condensed interim consolidated financial statements

                                 SRS LABS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                   ----------------------------
                                                                       2001             2000
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................   $ (3,347,721)   $ (9,670,360)
Adjustments to reconcile net loss to net cash used
 in operating activities:
     Non-cash stock issuance cost ..............................             --       3,111,859
     Depreciation and amortization .............................      1,605,050       1,875,715
     Minority interest .........................................       (156,879)             --
     Other .....................................................          7,186         (20,512)
     Amortization of premium on investments available for sale..         13,494              --
     Increase in deferred stock option compensation ............         72,934          88,059
     Changes in operating assets and liabilities:
         Accounts receivable ...................................       (677,946)        552,613
         Inventories ...........................................      1,140,342          27,734
         Prepaid expenses and other current assets .............         73,425         349,694
         Accounts payable ......................................       (579,014)       (508,675)
         Accrued liabilities ...................................       (314,076)        369,230
         Income taxes payable ..................................          3,879         146,250
                                                                   ------------    ------------
     Net cash used in operating activities .....................     (2,159,326)     (3,678,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment ..................       (359,039)       (488,338)
Proceeds from sale of investments available for sale ...........      3,200,000       3,000,000
Expenditures related to patents and intangible assets ..........        (73,949)     (1,320,000)
                                                                   ------------    ------------

     Net cash provided by (used in) investing activities .......      2,767,012       1,191,662

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock .............................             --       5,000,291
Purchase of treasury stock .....................................       (187,402)             --
Obligation to issue Preferred Stock in Subsidiary ..............                      5,000,000
Principal payment on line of credit ............................     (8,000,000)             --
Proceeds from exercise of stock options ........................        106,982       1,408,063
                                                                   ------------    ------------

     Net cash (used in) provided by financing activities .......     (8,080,420)     11,408,354
                                                                   ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........     (7,472,734)      8,921,623
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................     24,128,480      15,969,678
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................   $ 16,655,746    $ 24,891,301
                                                                   ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest ..................................................   $    151,667    $    435,056
     Income taxes ..............................................   $    300,575    $    177,191
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
    Unrealized gain (loss) on investments, net .................   $     (5,594)   $    (12,116)

    See accompanying notes to the condensed interim consolidated financial statements

                                 SRS LABS, INC.
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. General/Basis of Presentation

   SRS Labs, Inc. ("SRS Labs") is a developer and provider of technology solutions for the consumer electronics, home theater, computer, game, broadcast, Internet and telecommunications markets. SRS Labs' principal business activities in these markets include:

     . Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world;

     . Through its majority-owned subsidiary, SRSWOWcast.com, Inc., now conducting business under the name SRSWOWcast Technologies ("SRSWOWcast"), developing and licensing software and hardware audio enhancement technology solutions dedicated to the broadcast and Internet markets; and

     . Through its wholly-owned subsidiary, ValenceTech Limited and its foreign subsidiaries (collectively "Valence"), designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and electronics products for the OEM and retail communities within the Company's targeted markets.

   SRS Labs and its majority-owned and wholly-owned subsidiaries together are hereby collectively referred to as the "Company".

   The Company has prepared the accompanying condensed interim consolidated financial statements without audit in conformity with accounting principles generally accepted in the United States of America "(generally accepted accounting principles)" for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain accounts as previously reported have been reclassified to conform to the current period presentation.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. Investments Available for Sale

   The Company has classified its investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As of September 30, 2001, the Company's available-for-sale investments had a cost of $3,047,481 and an estimated fair value of $3,073,754, based on quoted market prices. The unrealized gains on these investments of $26,273 net of income taxes of $10,772 are reported as a separate component of stockholders' equity.

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

                                 SRS LABS, INC.
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. Minority Interest in Consolidated Subsidiary

   Minority interest in consolidated subsidiary represents the minority stockholders' proportionate share of the equity of SRSWOWcast. At September 30, 2001, the Company owned approximately 87% of the outstanding capital stock of SRSWOWcast.

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

7. Stockholders' Equity

   During Fiscal 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock for a period from December 23, 1998 to December 31, 1999 (the "1998 Repurchase Program"). Under the 1998 Repurchase Program, 71,100 shares had been repurchased at a cost of $263,281. On September 17, 2001, the Company's Board of Directors authorized the repurchase of up to 250,000 of the outstanding shares of the Company's common stock for a period from September 17, 2001 to March 17, 2002 (the "2001 Repurchase Program"). As of September 30, 2001, 53,300 shares had been repurchased at a cost of $187,402 under the 2001 Repurchase Program. All repurchased shares under both the 1998 Repurchase Program and the 2001 Repurchase Program are reflected as treasury stock in the accompanying consolidated balance sheets.

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

   During the fiscal year ended December 31, 2000, the Company's majority-owned subsidiary SRSWOWcast and certain investors, which included shareholders, directors and an executive officer of the Company, entered into a Series A Preferred Stock and Warrant Purchase Agreement (the "Private Placement Agreement") relating to the purchase and sale of 3,000,000 shares of SRSWOWcast Series A Convertible Preferred Stock ("Preferred Stock") for a purchase price of $2.00 per share or $6,000,000 in the aggregate (the "Private Placement"). Pursuant to the Private Placement Agreement, investors received an immediately exercisable, three year warrant evidencing a right to purchase one-tenth of a share of SRSWOWcast's common stock for each share of Preferred Stock purchased by such investor, exercisable at $2.50 per whole share. The fair value of the warrants was zero at the date of issuance. In accordance with Staff Accounting Bulletin ("SAB") No. 51 issued by the SEC, "Accounting for Sales of Stock by

                                 SRS LABS, INC.
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

a Subsidiary" the Company recorded approximately $5,155,000 of additional paid-in capital associated with the Private Placement.

8. Segment Information

   The Company operates in three business segments: (i) the development and marketing of technology either in the form of ASICs through Valence or the licensing of technologies developed by the Company to original equipment manufacturers and semiconductor manufacturers; (ii) the sale of consumer electronic products and components; and (iii) the SRSWOWcast broadcast and Internet-based business. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, segment information includes only net revenues, cost of sales and gross margin for those segments. The Company's broadcast and Internet-based business generated insignificant revenues and incurred net losses of $300,849 and $1,180,466 for the three month and nine month periods ended September 30, 2001. These losses were composed primarily of sales and marketing expenses and general and administrative expenses associated with the development and training of a direct sales force and the introduction of the Company's technology solutions to new markets.

                                      Three Months Ended September 30, 2001
                                ------------------------------------------------
                                   Chips and       Product and
                                   Licensing      Component Sales       Total
                                --------------   -----------------  ------------
       Net revenues..........     $2,878,251        $  670,878       $3,549,129
       Cost of sales.........        561,155           713,133        1,274,288
                                  ----------        ----------       ----------
       Gross margin..........     $2,317,096        $  (42,255)      $2,274,841
                                  ==========        ==========       ==========

                                      Three Months Ended September 30, 2000
                                ------------------------------------------------
                                   Chips and       Product and
                                   Licensing      Component Sales       Total
                                --------------   -----------------  ------------
       Net revenues..........     $3,871,803        $4,136,104       $8,007,907
       Cost of sales.........      1,178,066         3,438,318        4,616,384
                                  ----------        ----------       ----------
       Gross margin..........     $2,693,737        $  697,786       $3,391,523
                                  ==========        ==========       ==========

                                      Nine Months Ended September 30, 2001
                                ------------------------------------------------
                                   Chips and       Product and
                                   Licensing      Component Sales       Total
                                --------------   -----------------  ------------
       Net revenues..........     $8,252,052        $4,472,333       $12,724,385
       Cost of sales.........      1,563,953         4,346,690         5,910,643
                                  ----------        ----------       -----------
       Gross margin..........     $6,688,099        $  125,643       $ 6,813,742
                                  ==========        ==========       ==========

                                      Nine Months Ended September 30, 2000
                                ------------------------------------------------
                                   Chips and       Product and
                                   Licensing      Component Sales       Total
                                --------------   -----------------  ------------
       Net revenues..........     $9,611,135        $12,180,530     $ 21,791,665
       Cost of sales.........      2,961,730         10,770,820       13,732,550
                                  ----------        -----------     ------------
       Gross margin..........     $6,649,405        $ 1,409,710     $  8,059,115
                                  ==========        ===========     ============

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

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations", which, among other things, will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, will no longer permit the use of the pooling-of-interests method of accounting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. The adoption of SFAS No. 141 during the third quarter of 2001 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

Overview

   SRS Labs, Inc. ("SRS Labs") is a developer and provider of audio and voice technology solutions for the consumer electronics, home theater, computer, game, broadcast, Internet and telecommunications markets. SRS Labs' principal business activities in these markets include:

 .   Developing and licensing audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world;

 .   Through its majority-owned subsidiary, SRSWOWcast.com, Inc., now conducting business under the name SRSWOWcast Technologies ("SRSWOWcast"), developing and licensing software and hardware audio enhancement technology solutions dedicated to the broadcast and Internet markets; and

 .   Through its wholly-owned subsidiary, ValenceTech Limited and its foreign subsidiaries (collectively "Valence"), designing and selling technology solutions through custom application specific integrated circuits ("ASICs") to OEMs; and designing, distributing and manufacturing components, sub-assemblies and finished goods for targeted markets within selected OEM and retail communities.

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

   During the fiscal year ended December 31, 1999 ("Fiscal 1999"), the Company re-engineered its business model and operational structure. Valence Technology, Inc., while continuing to expand its ASICs business, exited certain of the lower margin distribution product lines and directed more of its resources to develop and market solutions that integrate the SRS technologies. With respect to its licensing business, the Company expanded its focus from entering into technology licenses with PC chip manufacturers to developing a new business model which included developing consumer products incorporating SRS Labs' patented technology portfolio as well as applications relating to the Internet. This new focus resulted in the Company launching the WOWThing product family and establishing a new wholly-owned subsidiary, SRSWOWcast, to be the platform to launch this business. In March 2000, Microsoft Corporation ("Microsoft") and the Company entered into a strategic alliance whereby Microsoft and the Company entered into a License Agreement relating to the Company's WOW Technology. The License Agreement has facilitated the incorporation of the WOW Technology into the Windows 2000 Media Player and a click-through hyper-link on the interface of the Windows Media Player to the SRSWOWcast website. In addition, Microsoft made an equity investment into the Company and was granted a warrant to purchase additional shares of the Company's common stock as well as a warrant to purchase shares of common stock in SRSWOWcast.

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

   Recently, the Company refined its Internet strategy to focus on the sale and licensing of hardware and software products incorporating the Company's audio and voice enhancement technology solutions to the broadcast and Internet markets. Applications for these technology solutions include Internet streaming media, Internet radio, encoded material on demand, live event broadcasts as well as traditional television and cable broadcasting. To implement this strategy, the Company has established a direct sales force to market the technology solutions to web portals, entertainment companies, encoding companies, service providers and broadcasting companies. Consistent with the corporate licensing trademark policy, the Company will actively promote the use of its trademarks and logos and will direct its customers to display the appropriate SRS technology logo.

   The Company currently operates in three business segments: (a) the development and marketing of technology in the form of integrated circuits, distributed through Valence and the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers, (b) the sale of consumer electronic products and components and (c) the SRSWOWcast broadcast and Internet-based business. A summary of the Company's operations and activities by business segment is included in the accompanying notes to the condensed interim consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

  Revenues

   Chip and licensing revenue consists of design fees and sales of custom ASICs by Valence to OEMs, sales of general purpose integrated circuits ("IC"s) designed by the Company under the brand name ASP Microelectronics as well as license royalties generated primarily from the license of the Company's audio and voice technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Product and component sales primarily represent (a) the manufacture and sale of Valence's own branded product line of amplifiers, and game products, (b) the manufacture and sale of SRS Labs' products incorporating one or more of the Companies licensed audio technologies and (c) the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and the PRC markets.

   Total revenues for the three months ended September 30, 2001 were $3,549,129 consisting of chip and licensing revenue of $2,878,251 and product and component revenue of $670,878. This contrasts with the three months ended September 30, 2000, where total revenues were $8,007,907 consisting of chip and licensing revenue of $3,871,803 and product and component revenues of $4,136,104. Total revenues decreased by $4,458,778 or 55.7% for the three months ended September 30, 2001 compared to the same period in 2000. Chip and licensing revenue decreased by $993,552 or 25.7% for the three months ended September 30, 2001 compared to the same period in 2000, with revenue from custom ASIC chip design and chip sales related to Valence's activities decreasing by 48.3% which was partially offset by an increase in licensing revenue of 58.2%. The decrease in ASIC chip design and chip sales was primarily due to recent global weakness in the semiconductor industry. The increase in licensing revenues during the quarter was the result of new licensing contracts signed since the first half of 2000. Product and component revenues decreased by $3,465,226 or 83.8% from the same prior year period which was due both to recent global weakness in the semiconductor industry and the Company's decision to focus on higher margin chip and licensing revenues and de-emphasize certain lower margin distribution activities. Revenues generated by the Company's broadcast and Internet-based business were not significant during the three months ended September 30, 2001.

  Gross Margin

   Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. For the three months ended September 30, 2001, the gross margin percentage increased to 64.1%, compared to 42.4% for the same period in the prior year. The increase in margin percentage is attributable to a significant reduction in lower margin product and component revenues and an increase in licensing revenue, the most profitable component of the Company's revenues.

  Sales and Marketing

   Sales and marketing expenses consist primarily of employee salaries and sales consultants' fees and related expenses, sales commissions, advertising, and product promotion costs. Sales and marketing expenses were $935,189 for the three months ended September 30, 2001 compared to $1,913,199 for the same prior year period, a decrease of $978,010, or 51.1%. The decrease is due primarily to reductions in spending at Valence associated with revenue declines related to the recent global weakness in the semiconductor industry and spending and headcount reductions at SRSWOWcast related to the change in Internet strategy from a content development model to focus on licensing of audio and voice technology solutions.

  Research and Development

   Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $872,998 for the three months ended September 30, 2001 compared to $1,087,849 for the same prior year period, a decrease of $214,851, or 19.8%. Research and development costs as a percentage of total revenues increased from 13.6% of revenues for the quarter ended September 30, 2000 to 24.6% of revenues for the same period this year. Research and development expenses may increase in the future as a result of ongoing product development efforts.

  General and Administrative

   General and administrative expenses consist primarily of employee-related expenses, professional fees and patent and intangible asset amortization costs. General and administrative expenses were $1,418,192 for the quarter ended September 30, 2001 compared to $1,722,389 for the same prior year period, for a decrease of $304,197 or 17.7%. The decrease is due primarily to salary and headcount reductions across all business segments plus a general reduction in overall general and administrative expenses due to the recent global weakness in the semiconductor industry and the reduced infrastructure at SRSWOWcast related to the change in business strategy. General and administrative expenses as a percentage of total revenues increased from 21.5% of revenues for the quarter ended September 30, 2000, to 40.0% for the same period this year.

  Other Income, Net

   Other income, net consists primarily of interest income, interest expense and foreign currency translation gains and losses. Other income, net was $186,300 for the three months ended September 30, 2001 compared to $332,152 for the same prior year period, a decrease of 43.9%. The decrease is primarily due to lower interest income, net of interest expense that is attributable to lower average cash and investment balances being invested at lower average interest rates during the current year quarter. Other income, net may decline in the future as interest rates continue to decrease and cash and investment balances decline as they are used to fund operations or used in financing activities.

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

  Provision for Income Taxes

   The income tax expense for the three months ended September 30, 2001 was $76,302 compared to $222,189 for the same prior year period. The decrease is primarily due to a significant reduction in taxable income at Valence for the three months ended September 30, 2001 compared to the same period in the prior year.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

  Revenues

   Total revenues for the nine months ended September 30, 2001 were $12,724,385 consisting of chip and licensing revenue of $8,252,052 and product and component revenue of $4,472,333. This contrasts with the nine months ended September 30, 2000, where total revenues were $21,791,665 consisting of chip and licensing revenue of $9,611,135 and product and component revenues of $12,180,530. Total revenues decreased by $9,067,280, or 41.6% for the nine months ended September 30, 2001 compared to the same period in 2000. Chip and licensing revenue decreased by $1,359,083 or 14.1% for the nine months ended September 30, 2001, with revenue from custom ASIC chip design and chip sales related to Valence's activities decreasing by 46.4% which was partially offset by an increase in licensing revenue of 120.4% compared to the same period in 2000. The decrease in ASIC chip design and chip sales was primarily due to recent global weakness in the semiconductor industry. The increase in licensing revenues during the nine months ended September 30, 2001 was the result of new licensing contracts signed since the first half of 2000. Product and component revenues decreased by $7,708,197 or 63.3% from the same prior year period which was due both to recent global weakness in the semiconductor industry and the Company's decision to focus on higher margin chip and licensing revenues and de-emphasize certain lower margin distribution activities. Revenues generated by the Company's broadcast and Internet-based business were not significant during the nine months ended September 30, 2001.

  Gross Margin

   For the nine months ended September 30, 2001, the gross margin percentage increased to 53.6%, compared to 37.0% for the same period in the prior year. The increase in margin percentage is attributable to a shift in the revenue mix during the period from lower margin product and component revenues to a higher percentage of revenues in the higher margin chip and licensing category from the same prior year period.

  Sales and Marketing

  Sales and marketing expenses were $3,480,605 for the nine months ended September 30, 2001, compared to $4,620,676 for the same period in the prior year, a decrease of $1,140,071 or 24.7%. The decrease is due primarily to reductions in spending during the second and third quarters of 2001, both at Valence which resulted from the recent global weakness in the semiconductor industry and at SRSWOWcast where significant early stage development and promotion costs were incurred during the second and third quarters of 2000 for the creation of the SRSWOWcast website and creation of program content for the website.

  Research and Development

  Research and development costs were $2,647,976 for the nine months ended September 30, 2001, compared to $3,011,946 for the same period in the prior year, a decrease of $363,970, or 12.1%. Research and development costs as a percentage of total revenues increased from 13.8% of revenues for the nine months ended September 30, 2000 to 20.8% of revenues for the same period this year. Research and development costs may increase in the future as a result of ongoing product development efforts.

  General and Administrative

  General and administrative costs were $4,549,058 for the nine months ended September 30, 2001, compared to $7,336,349 for the same period in the prior year, a decrease of $2,787,291, or 38.0%. The decrease is due primarily to a reduction in significant one time costs being incurred in the nine months ended September 30, 2000 (totaling approximately $2,177,000) including costs associated with the resignation of an employee of Valence, the accelerated amortization of intangible assets deemed to relate to outdated technologies and costs associated with a postponed IPO involving Valence (see discussion below under IPO Related Expenses) plus a general reduction in overall general and administrative expenses due to headcount reductions. As a percentage of total revenues, general and administrative expenses increased from 33.7% of revenues for the nine month period ended September 30, 2000, to 35.8% of revenues for the same period this year.

  IPO Related Expenses

   On March 3, 2000, the Company filed an application to list the common shares of Valence on the Growth Enterprise Market of the Hong Kong Stock Exchange (the "GEM"), in order to sell a minority interest in Valence to the public. The initial public offering (the "GEM Offering") was targeted for completion in the second quarter of 2000. However, the Company decided not to proceed with the GEM Offering based upon the weaker than expected response by institutional investors and market conditions in Hong Kong. GEM Offering costs incurred by the Company, comprised primarily of legal, accounting and underwriting fees, totaled $1,142,175 as of June 30, 2000. These costs are included in general and administrative expense in the accompanying financial statements.

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

  Other Income, Net

   Other income, net was $665,350 for the nine months ended September 30, 2001, compared to $850,128 for the same period in the prior year, a decrease of $184,778 or 21.7%. The decrease is due primarily to lower interest income, net of interest expense that is attributable to lower average cash and investment balances being invested at lower average interest rates during the current year period. Other income, net may decline in the future as interest rates continue to decrease and cash and investment balances decline as they are used to fund operations or used in financing activities.

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

  Provision for Income Taxes

   The income tax expense for the nine months ended September 30, 2001 was $306,053 compared to $498,773 for the same period in the prior year. The decrease is primarily attributable to lower results in the nine months ended September 30, 2001 at Valence resulting in reduced tax expense for the quarter when compared to the same prior year period.

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

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations", which, among other things, will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, will no longer permit the use of the pooling-of-interests method of accounting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. The adoption of SFAS No. 141 during the third quarter of 2001 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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


Liquidity and Capital Resources

   The Company's principal source of liquidity at September 30, 2001 consisted of cash, cash equivalents and investments aggregating $19,729,500. At December 31, 2000, the Company had cash, cash equivalents and investments of $30,425,210. During the nine months ended September 30, 2001 the Company used $8,000,000 to repay its line of credit. Since April 2, 2001 the Company no longer has any external bank debt outstanding. In March 2000, the Company sold shares of its common stock to Microsoft Corporation, for aggregate cash proceeds of $5,000,000 (see Note 7 to the Condensed Interim Consolidated Financial Statements). In November 2000, the Company's wholly-owned subsidiary, SRSWOWcast sold to investors 3,000,000 shares of its Series A Convertible Preferred Stock for an aggregate amount of $6,000,000 and granted warrants to purchase shares of SRSWOWcast common stock to such investors at an exercise price of $2.50 per share (the "SRSWOWcast Investment"). All remaining proceeds from the SRSWOWcast Investment will be used exclusively by SRSWOWcast (see Note 7 to the Condensed Interim Consolidated Financial Statements).

   The Company's operating activities utilized $2,159,326 in cash for the nine months ended September 30, 2001, and $3,678,393 for the nine months ended September 30, 2000. The use of cash in operations was primarily due to the Company's loss from operations for the period, after adjustment for non-cash charges related to depreciation and amortization. The net decrease in cash and cash equivalents of $7,472,734 for the period is primarily attributable to the repayment of the line of credit during the period.

   In March 1998, the Company obtained a revolving line of credit (and letter of credit facility) with a bank which was secured by certain of the Company's cash, cash equivalents and investments. This line of credit expired on April 1, 2001 and was fully repaid on April 2, 2001. The total availability under the line of credit was the lesser of $10,000,000 or a percentage of the fair market value of the collateral. Interest on the line of credit was at the bank's prime rate or LIBOR plus 0.75%. On April 1, 2001, the Company entered into a new revolving line of credit with the same bank on substantially the same terms and conditions as the previous revolving line of credit except the total availability under the new line of credit was reduced to the lesser of $5,000,000 or a percentage of the fair market value of the collateral. The collateral requirements under the above-referenced credit facility may have the effect of restricting the amounts of cash available to pay dividends. At September 30, 2001, the Company had no borrowings outstanding under the new revolving line of credit and on October 11, 2001 the Company terminated the new revolving line of credit (and letter of credit facility) with the bank.

   In November 1999, Valence obtained a credit facility with a bank that provided for borrowings aggregating approximately $5,000,000. In January 2001, the credit facility was renegotiated to reduce the amount available to borrow under the new credit facility and to provide for a variety of import/export trade instruments up to $2,000,000 at interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The new facility is collateralized by certain of Valence's assets on deposit with the bank. At September 30, 2001, Valence had no borrowings outstanding and no letters of credit outstanding under this credit facility. The new facility expired on October 31, 2001 and is currently being renegotiated.

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

   Based on current plans and business conditions, the Company expects that its cash, cash equivalents and/or investments, together with any amounts generated from operations, will be sufficient to meet the Company's cash requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Factors That May Affect Future Results

  Quarterly Fluctuations

   The Company's operating results may fluctuate from those in prior quarters and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company's licensees incorporate the Company's technologies into their products; the timing of orders from and the shipments to major customers; the timing of new product introductions by the Company; the gain or loss of significant customers; competitive pressures on selling prices; the market acceptance of new or enhanced versions of the Company's technologies; the rate that the Company's semiconductor licensees manufacture and distribute chips to product manufacturers; results of operations of SRSWOWcast; and fluctuations in general economic conditions, particularly those affecting the consumer electronics market. Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in that market has impacted the Company's revenues and net income. In particular, the Company believes that there is seasonality relating to the Christmas season, generally, and the Chinese New Year within the Asia region, which fall into the fourth and first quarters, respectively. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

   Valence's ASIC business is concentrated in a limited number of customers in the areas of consumer electronics, communications products, computers and computer peripherals. As such, the loss of any such customers or any bad debt arising from them may have a material adverse impact on the Company's financial condition and results of operation. Beginning in Fiscal 1999, Valence began to exit from certain lower margin product offerings in the distribution side of the business and has begun developing and distributing products that are related to or incorporate the Company's proprietary technologies. As a result, the immediate loss in revenue of the low margin distribution business will not be entirely offset by the new proprietary technology based products, which will take time to develop and be introduced into the marketplace. There can be no assurance that the Company will be able to quickly introduce new products to offset the loss in revenue or that the new products developed will receive a favorable market acceptance.

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

  Internet Business

   In Fiscal 1999, the Company launched its Internet business with the formation of SRSWOWcast. In Fiscal 2000, SRSWOWcast commenced operations with a business plan which focused on developing and acquiring audio based content to attract visitor traffic to its website in order to sell advertising and e-commerce products. In 2001, the Company changed its Internet strategy to focus on the sale and licensing of hardware and software products incorporating the Company's audio and voice enhancement technology solutions to the broadcast and Internet markets. There can be no assurance that this new business model will develop a sufficient customer base to be able to generate meaningful revenue.

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

   The Hong Kong dollar has remained relative constant due to the U.S. dollar peg and currency board system that has been in effect in Hong Kong since 1983. Since mid-1997, interest rates in Hong Kong have fluctuated significantly and real estate and retail sales have declined. The Company can give no assurance that the Hong Kong economy will not worsen or that the historical currency peg of the Hong Kong dollar to the U.S. dollar will be maintained. Continued recession in Hong Kong, deflation or the discontinuation of the currency peg could adversely affect the Company's business.

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

Foreign Currency

   The Company has subsidiary operations in Hong Kong and accordingly, the Company is exposed to translation gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its Asian subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in Fiscal 1999 and for the nine months ended September 30, 2001, due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar, and the exchange rate remained constant throughout such periods. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

Interest Rates

   The Company's exposure to market risk for changes in interest rates, relates primarily to our invested balances of cash, cash equivalents and investments. The Company's investment policy specifies excess funds are to be invested in a manner that preserves capital, provides liquidity and generates the highest available after-tax return. To limit exposure to market risk, the Company places its cash in banks, cash equivalents in high quality, short-term commercial paper and investments consist of short-term municipal bonds. The Company does not invest in any derivative instruments. The fair value of the Company's cash, cash equivalents and investments or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates as most investments are at fixed rates and are relatively short term. All cash, cash equivalents and investments are carried at market value, which approximates cost.

   Valence's credit facilities bore interest at rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits.  None.


   (b) Reports on Form 8-K. No reports on Form 8-K were filed with the Commission during the quarter for which this report is filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SRS LABS, INC.,
                                     a Delaware corporation


Date: November 9, 2001               By:       /s/ DARRELL E. BAKER
                                         ---------------------------------------
                                                   Darrell E. Baker
                                               Vice President - Finance,
                                            Secretary and acting Treasurer,
                                                (Authorized Signatory,
                                            Principal Financial Officer and
                                             Principal Accounting Officer)