Form 10-K405
period 2001-12-31
SRS LABS INC
filed 2002-03-29
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-21123

SRS LABS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0714264 (I.R.S. Employer Identification No.)

2909 Daimler Street, Santa Ana, California 92705
(Address of principal executive offices) (Zip Code)

(949) 442-1070
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $23,523,229 (computed using the closing price of $3.05 per share of Common Stock on March 15, 2002, as reported by the Nasdaq Stock Market).

There were 12,667,619 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on March 15, 2002. Of that amount, 124,900 shares were held as treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2002 are incorporated by reference in Part III of this Form 10-K.

SRS LABS, INC.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company’s financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company’s actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Factors That May Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I

Item 1.     Business

Overview

SRS Labs, Inc. (“SRS Labs” or “SRS”) was incorporated in the State of California on June 23, 1993 and reincorporated in the State of Delaware on June 28, 1996. The Company’s executive offices are located at 2909 Daimler Street, Santa Ana, California 92705. The Company’s telephone number is (949) 442-1070.

SRS Labs, Inc. conducts its business activities through the following three operating business units: SRS Labs, the parent company; its majority-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies (“SRSWOWcast”); and its wholly-owned subsidiary, ValenceTech Limited and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”). SRS Labs and its majority-owned and wholly-owned subsidiaries together are hereby collectively referred to as the “Company”.

The Company is a developer and provider of application specific integrated circuits, (“ASICs”), standard integrated circuits (“ICs”) and audio and voice technology solutions for the consumer electronics, home theater, DVD, portable audio, wireless device, computer, game, broadcast, Internet and telecommunications markets. The Company operates in the following five business segments:

•	SRS Labs

•	Licensing: SRS Labs develops and licenses audio and voice technologies to original equipment manufacturers (“OEMs”) and semiconductor manufacturers around the world.

•	Products: SRS Labs sells consumer products which incorporate its proprietary technologies.

•	SRSWOWcast

•	Internet and Broadcast: SRSWOWcast develops and licenses software and hardware audio enhancement technology solutions for the Internet and broadcast markets.

•	Valence

•	ASICs: Valence develops and markets technology solutions in the form of analog and digital signal processor (“DSP”) ASIC semiconductors or other imbedded custom semiconductor designs to OEMs.

•
Component Distribution: Valence is an authorized, non-exclusive distributor of semiconductor components, subassemblies and finished goods for selected OEM customers. The Company expects this business segment will be completely phased out by the end of 2002.

A narrative description of the Company’s business activities by industry segment and geographic area follows. The financial information for business segments, geographic areas and customer concentration is included in this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplemental Data” in Notes 1 and 10 to the Notes to Consolidated Financial Statements. Revenues for each of our business segments as a percentage of consolidated revenues and additional discussion relating to the Company’s revenues are presented under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Reference also is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” for a discussion relating to certain business risks relating to the business of the Company.

Company History

The Company was formed in 1993 by purchasing all rights and assets of various audio and speaker technologies from the Hughes Aircraft Company (“Hughes”). The Company successfully completed its initial public offering in August 1996, raising approximately $22 million. From its inception in 1993 until February 1998, the Company derived substantially all of its revenues from audio technology licensing activities for the consumer electronics, computer and game markets.

On March 2, 1998, the Company acquired 100% of the outstanding stock of Valence Technology Inc. (a British Virgin Islands holding company ultimately succeeded by Valence), which had its principal business operations and office locations in Hong Kong and the Peoples Republic of China (the “PRC”). This acquisition significantly expanded the Company’s business activities from the original licensing model to include the design, manufacture and marketing of custom ASICs, standard ICs, components and products.

In addition to the acquisition of Valence, during the fiscal year ended December 31, 1998 (“Fiscal 1998”), the Company acquired rights to two additional technologies, Voice Intelligibility Processor (“VIP”), a patented voice processing technology that improves the intelligibility of the spoken voice, especially in high ambient noise environments and Circle Surround, a patented audio delivery system that allows multi-channel surround sound to be encoded into a two-channel stereo format and allows an encoded two-channel audio source to be decoded into a multi-channel surround format.

During the fiscal year ended December 31, 2000 (“Fiscal 2000”), the Company launched its internet-based business. Initially, SRSWOWcast’s business plan was focused on developing and acquiring audio based content to generate and retain visitor traffic to its website in order to sell advertising and e-commerce products. In the fiscal year ended December 31, 2001 (“Fiscal 2001”), the Company changed its Internet strategy and the corporate direction of SRSWOWcast to focus on the licensing of the Company’s audio and voice enhancement technology solutions for use in the broadcast of any material, whether over the Internet or traditional broadcast means, such as traditional television, cable or satellite.

SRS Labs — Technology, Licensing and Products

Description of Business

SRS Labs’ technology licensing strategy continues to be the development, acquisition and licensing of audio, voice and speaker technologies to product and semiconductor manufacturers in the consumer electronics, home theater, gaming, computer, Internet, wireless and telecommunications markets around the world. Its strategy is to identify high growth markets, develop needed technology solutions and features, and work with semiconductor and platform partners to make these technologies widely available and easy to implement. SRS Labs believes that it will strengthen its market position as a world leader in audio and voice technology by employing a strategy of providing a continuous stream of patented audio and voice technologies, enhancing relationships with existing licensees and creating strong brand awareness in order to attract new licensees.

SRS Labs’ technologies may be implemented in a variety of methods, including discrete analog components, chip modules, analog semiconductors, DSPs and software. These various implementation options offer customers significant flexibility when incorporating SRS Labs’ technologies into products.

License agreements for SRS Labs’ technologies typically have multi-year terms and either require per-unit royalty payments for all products implementing SRS Labs’ technologies or provide for a fixed annual or quarterly royalty payment. License agreements also specify the use of SRS Labs’ trademarks and logos on the product, within the packaging and in the user’s manual. Agreements also require product review and approval by SRS Labs to guarantee the quality of the technology implementation and the display of SRS Labs logos and trademark verbiage. We believe these terms (a) ensure the quality and consistency of the technology and (b) elevate the Company’s brand awareness in the marketplace. Most agreements do not have volume requirements and may be terminated by the licensees or SRS Labs without substantial financial penalty.

Platform Strategy

SRS Labs licensing platform strategy is to achieve strategic coverage for its technology solutions within all of its targeted vertical product markets in order to expand sales and licensing opportunities. By developing strong relationships with the leading software and semiconductor companies, SRS audio technologies can be delivered to customers worldwide across high growth and high volume product applications.

SRS Labs’ licensing model often employs a two-tiered system whereby semiconductor manufacturers are licensed to build and sell semiconductor implementations involving SRS Labs’ technology solutions (the “SRS Chip Partners”). Under this two-tiered system, revenue is not received directly from the SRS Chip Partners. OEMs also enter into licensing arrangements with SRS Labs for the use of our technology solutions in consumer and other products manufactured by the OEM. The SRS Chip Partners sell these semiconductor technology solutions directly to the licensed OEMs. Under this two-tiered licensing method, OEM product licensees are free to choose a semiconductor solution from the SRS Chip Partner that best suits their requirements and matches their price expectations. SRS Labs receives royalties directly from the licensed OEM under the two-tiered system for the use of its technologies in licensed products manufactured by the OEM. Many major OEMs have licenses for the use of one or more of SRS Labs’ technologies and for the use and display of SRS Labs’ trademarks.

The two-tiered methodology is not well established in the computer multimedia industry or in certain geographic regions such as the PRC consumer electronics marketplace. To address these market conditions, SRS Labs implements an alternate royalty collection method, whereby the royalty is “bundled” into the cost of the semiconductor product and remitted directly to SRS Labs from the SRS Chip Partner when the semiconductor product is sold to the OEM. This methodology simplifies the business process for the OEM, the SRS Chip Partner and SRS Labs. SRS Labs determines which licensing model to follow based on factors involving mutual discussions with the SRS Chip Partner and consumer product manufacturer, the particular market segment involved, the particular region where the products are manufactured and sold and other factors.

The following table identifies the SRS Chip Partners who have entered into licensing agreements with SRS Labs as of December 31, 2001 or who have software or digital platforms, which offer our technologies to licensed OEMs:

AKM Semiconductor	New Japan Radio Corporation (“NJRC”)
Analog Devices	Philips Semiconductor
Broadcom Corporation	Samsung
Cirrus Logic	ST Microelectronics
Fujitsu Semiconductor	Texas Instruments
Mitsubishi Electric Corporation	Toshiba Corporation
Motorola	Zoran

Portfolio of Audio and Voice Technologies

The portfolio of technologies developed or acquired by SRS Labs includes a wide range of technology for mono and stereo audio enhancement, voice processing, multi-channel surround sound and speaker design applications. The technologies, described in detail below, include Circle Surround®, Circle Surround II™ (“CSII”), FOCUS®, NuVoice™, SRS®, SRS Headphone™, TruBass®, TruSurround®, TruSurround XT™, VIP™, WOW™ and WOW Voice™.

SRS, SRS Headphone, TruSurround, VIP, Circle Surround, TruBass, FOCUS and WOW are currently the subject of numerous license agreements and are actively marketed by SRS Labs. TruSurround XT, CS II, NuVoice and WOW Voice were developed during Fiscal 2000 and Fiscal 2001 and the Company expects these technologies will contribute to revenue during the fiscal year ended December 31, 2002 (“Fiscal 2002”). Baser® and ORB®, speaker design applications that were included in the original technology acquisition from Hughes, and AVT™ have not been actively promoted.

Mono and Stereo Audio Enhancement

•	SRS® 3D Sound

SRS 3D Sound is one of the world’s leading 3D audio enhancement technologies. The patented technology broadens any mono or stereo audio signal and creates a realistic 3D sound image from just two standard stereo speakers. SRS is based on the fundamentals of the human hearing system and recreates the multitude of spatial cues that are present in a live listening environment but are lost in recording and playback. SRS dramatically widens the “sweet spot” associated with traditional stereo; it therefore does not require the listener to be positioned in a specific location to experience the immersive 3D sound image.

SRS was originally developed by Hughes, which spent significant resources to develop and patent SRS and related audio technologies. Since acquiring the SRS technology from Hughes in June 1993, SRS Labs has improved the performance of SRS, reduced the cost for OEMs to implement the technology, secured licensing relationships with various SRS Chip Partners who offer the technology in various analog and DSP options and introduced the technology to a wider variety of consumer applications.

SRS can be applied to any consumer electronics product that includes mono or stereo audio playback through two speakers or headphones, including televisions, computers, audio receivers, car products, musical instruments, gaming products, powered speakers, portable and wireless audio products and mobile phones with audio playback.

•	SRS Headphone™

Introduced in early 1998, the patented SRS Headphone technology optimizes the core SRS 3D sound technology for use with a standard pair of headphones or ear buds. The process repositions the sound image from inside the listener’s head to outside the listener’s ears, creating a more natural listening situation.

•	WOW™

WOW is SRS Labs’ next generation 3D audio enhancement for speakers and headphones and was introduced to the marketplace in November 1998. It delivers an incredibly large, immersive sound experience, from any stereo or mono source. WOW dramatically enlarges the sound image field creating a wider sweet spot, improves performance from stereo speakers or headphones and, with SRS Labs’ patented TruBass technology, creates low bass frequencies up to an octave lower than the frequency limitation of the physical speakers. Product applications for WOW include any playback environment using two speakers or a pair of headphones, including televisions, computers, boom boxes, automotive and portable audio devices, such as MP3 players, personal data assistants (“PDAs”) or voice recorders. WOW can also be included in computer software products.

In March 2000, Microsoft Corporation (“Microsoft”) and SRS Labs entered into a strategic alliance relating to its WOW technology. In connection with this alliance, Microsoft received licensing rights to include WOW in any of its products for a three year term. In Fiscal 2000, Microsoft embedded the WOW technology into its Windows Media Player 7 and placed the SRS Logo and WOW controls directly on the Media Player interface. The WOW technology is prominently featured with a Media Player 7 Interface in the form of the SRS Labs logo that hyperlinks to the Company’s technology page in the SRSWOWcast website. In Fiscal 2001, Microsoft introduced the XP Version of the media player, which continues to feature the WOW technology and the hyperlink to the Company’s technology page.

•	FOCUS®

In many audio environments, speakers are not placed in an ideal location directly in front of a listener. This makes it difficult to achieve a realistic sound experience from speakers that are below the plane of the listener’s ear. SRS Labs developed FOCUS as a technology solution for this problem. Originally designed for use in automobiles where front speakers are often placed under the dashboard or facing each other in the door panels, the patented FOCUS technology electronically repositions the sound image to create the appropriate perception of image height. In addition to automobiles, FOCUS is ideally suited for any product application where speakers cannot be placed in optimal locations for either space or aesthetic reasons, such as big screen or projection TVs, home in-wall speakers and commercial applications such as drive-through restaurant communications.

•	TruBass®

In 1998, SRS Labs introduced TruBass, a psychoacoustic process that creates the perception of dramatically increased bass performance in smaller speaker systems and headphones far beyond the physical capabilities of the speakers themselves. It is a dynamic technology that actively monitors the low-frequency content of an audio signal and optimizes the frequency and amplitude spectrum of the output signal to enhance bass perception. It effectively creates the impression of a subwoofer in smaller speaker systems and when used with a subwoofer, further increases the efficiency and overall performance of the bass response.

Applications for this technology include any product with small and medium sized speakers or headphones, such as those found in televisions, radios, portable audio devices, boom boxes, games and smaller hand-held devices. TruBass is an important part of the feature-set for several of SRS Labs’ technology solutions, including WOW, CSII and TruSurround XT. In November 2001, SRS Labs was granted a United States patent for the TruBass technology.

Voice Processing

•	VIP™

VIP is a patented audio processing technology that improves the intelligibility of the spoken voice especially in noisy environments or in text-to-speech applications. VIP selectively processes only those spectral portions of the speech signal that the brain uses for cognition, without requiring an increase in gain or volume. SRS inventor Arnold Klayman, who is now the principal audio scientist at SRS Labs, originally developed the VIP technology at Hughes. During a divestiture in 1994, Hughes sold the VIP technology to a third party that further developed and marketed the VIP technology along with a stand-alone signal processor for use in the professional sound reinforcement industry. As mentioned previously, SRS Labs acquired the VIP technology in 1998.

The market opportunities for VIP include cellular phones, wireless products, text-to-speech applications, hearing aids, public address and emergency warning systems, talking toys, hand-free devices, Voice over Internet Protocol (“VoIP”), traditional and Internet broadcasting and other voice-related applications. SRS Labs directly offers both software and hardware implementation options for VIP. VIP technology is available as digital code that may be ported to DSP platforms used by manufacturers of cellular phones, paging systems, digital televisions, sound reinforcement equipment and hearing aids. VIP is also available in software and can run on client or server-side applications.

•	WOWVoice™ and NuVoice™

In Fiscal 2000, SRS Labs introduced two new technologies, WOWVoice and NuVoice, based on SRS Labs’ VIP technology and specifically designed for telephone voice quality and intelligibility and text-to-speech enhancement applications. VIP alone increases the intelligibility of voice, particularly in noisy listening environments and dramatically improves the quality and clarity of synthesized speech in text-to-speech applications (see VIP description above for more details). NuVoice adds warmth to voice and speech restoring the lower bass-frequencies oftentimes cut-off or lost in the transmission or compression of the telephony bandwidth. It overcomes the physical limitations of small transducers found in cellular and traditional telephones by producing lower bass tones using psycho-acoustics and harmonic principles to make the speech sound more realistic, closer to the original human speech before it was sent over the telephony equipment. NuVoice also improves the quality of text-to-speech engines making synthesized voices sound more natural. When NuVoice is added to VIP, the resulting suite of voice technology is called “WOWVoice”. SRS Labs began actively marketing these technologies in the third and fourth quarter of 2000. In Fiscal 2001, Mitsubishi Electric Corporation signed a license agreement with SRS Labs for the use of the WOWVoice technology in digital phones marketed in Japan under the NTT DoCoMo brand.

Multi-Channel Audio

SRS Labs markets a complete technology portfolio for home entertainment systems, including virtual surround sound for playback of multi-channel audio material over two speakers, and an encode/decode surround sound matrix technology that allows for the encoding of up to 5.1 channels of audio and the decoding of up to 6.1 channels of audio.

•	TruSurround®

TruSurround was specifically engineered to present 5.1 multi-channel content using only two speakers, retaining all of the original audio information and giving listeners the perception that additional “phantom” speakers surround them. This technology is important in the home theater market for televisions, set top boxes and DVD players as DVD audio and much of the satellite and cable programming are encoded or broadcast in multi-channel formats yet only a small fraction of households own multi-speaker home theater systems. TruSurround accepts all such surround encoded audio sources and delivers a powerful, home theater experience through any two-speaker system, including the internal television speakers, DVD laptop speakers or any traditional pair of headphones. TruSurround is also backward compatible with non surround-encoded audio and delivers an immersive SRS 3D audio experience from standard stereo sources. TruSurround carries Dolby® certification.

SRS Labs has already been granted a key U.S. Patent with 48 claims for TruSurround. The European Patent Office has recently issued a notice of allowance for SRS Labs’ TruSurround technology. The patent is expected to issue in the coming months and will provide protection within the major economies of Europe including the United Kingdom, France, Italy, Germany, Austria, Belgium, Ireland, Netherlands, Spain, Sweden and Switzerland.

•	TruSurround XT™

In November 2001, SRS Labs announced TruSurround XT, a premium version of TruSurround that included significant new audio features. Based upon its patented predecessor and namesake, TruSurround XT also solves the problem of playing 5.1 multi-channel content over two speakers or headphones but also utilizes proprietary algorithms for dialog clarity and bass enhancement.

Playback of dialog in home theater environments often suffers due to competing signals from other speakers. In addition, feature film content is mixed specifically for cinema playback. When translated through home systems, dialog may become unintelligible. SRS Labs’ patented algorithm for dialog clarity enhances voice clarity to address these problems, thus improving dialog intelligibility from all such source material. The patented TruBass technology is also included in TruSurround XT.

Similar to the original TruSurround, TruSurround XT is also backward compatible with stereo material. Unlike TruSurround, which enables SRS for stereo, TruSurround XT enables WOW for an even more immersive and compelling stereo experience.

•	Circle Surround®

Circle Surround is SRS Labs patented multi-channel encode/decode audio solution. It encodes five discrete channels of audio into two channels (the same space required for stereo) and then decodes the two channels back into five for playback over a stereo, computer, gaming device or home theater system equipped for multi-channel playback. Circle Surround is unique to other multi-channel audio technologies in that it allows the delivery of surround sound audio over a stereo format, so it can be broadcast over Internet, television, radio or cable infrastructures without requiring the bandwidth or equipment traditionally needed for 5.1 surround sound recording and playback. In addition to the five channels for surround sound playback, there is also a low frequency output for the operation of a subwoofer.

An additional unique feature of Circle Surround is that it produces up to 5.1 channels from any mono or stereo material. As a result, consumers who own multi-speaker home theater speaker systems can enjoy 5.1 surround sound with standard stereo television programming, VHS movies or music CDs. Circle Surround is also backward compatible with Dolby surround encoded material. Circle Surround can be used in the recording process for music or movies or in the development of games for computers or video game consoles and then implemented in a decoding playback device, such as a home audio receiver, multi-media speakers, DVD player or car audio products.

In Fiscal 2001, SRS Labs demonstrated Circle Surround’s game encoding capabilities and is pursuing game encoding relationships to further the technology’s use in the game market.

•	Circle Surround II™

In November 2001, SRS Labs introduced CSII, a premium version of Circle Surround with powerful new audio features. Based upon its patented predecessor and namesake, CSII is also an encode/decode surround matrix technology but also utilizes proprietary algorithms for dialog clarity and bass enrichment.

Playback of dialog in home theater environments often suffers due to competing signals from other speakers. In addition, feature film content is mixed specifically for cinema playback. When translated through home systems, dialog may become unintelligible. SRS Labs’ patented algorithm for dialog clarity enhances voice clarity to address these problems, thus improving dialog intelligibility from all such source material. SRS Labs’ patented TruBass technology is also included in CSII, providing deep bass to the front channels and subwoofer. Similar to the original Circle Surround, CSII is also backward compatible with non-encoded surround material. Unlike Circle Surround, which creates up to 5.1 channels of audio from only a stereo source, CSII can create up to 6.1 channels from a stereo or mono audio source, making it the most flexible and feature rich surround sound technology available on the market today.

CSII has been introduced to the network of SRS Chip Partners and SRS Labs anticipates that it will announce semiconductor solutions and licensed products during Fiscal 2002.

Vertical Markets and OEM products

SRS Labs markets its patented technologies in the following vertical product segments: home theater and consumer audio; computer multimedia and Internet products; gaming; portable and wireless audio; and voice communications.

Home Theater and Consumer Audio

Home theater and consumer audio represents the largest current market for SRS Labs’ technologies and has historically been the largest revenue contributor to the licensing segment. Audio enhancement, virtual surround sound and multi-channel technologies are becoming increasingly significant in televisions, stereo components, DVD players, audio/video receivers and other home entertainment products. The markets for consumer electronics products are highly competitive and generally dominated by large manufacturers. SRS Labs provides its technology solutions to these manufacturers who differentiate their products by continually adding new features and increasing product performance. SRS technologies applicable to these types of products include SRS, WOW, TruSurround, TruSurround XT, TruBass, FOCUS, Circle Surround and CSII.

SRS Labs has successfully signed licensing agreements with many of the leading consumer electronics manufacturers. One of SRS Labs key strategies is to expand the use of its technologies into the various product lines of each OEM. For example, SRS technology was first licensed to Sony Corporation for use in televisions and over the last few years, Sony has expanded their use of SRS technologies to portable DVD players, set-top boxes and portable audio devices.

Computer Multimedia and Internet Products

Consumers are increasingly using computers and the Internet for more than just word processing or business functions. The majority of desktop computers and laptops incorporate a CD-ROM drive and speakers and typically support high-resolution graphics, sound and voice communications. The demand for these capabilities has been driven by the proliferation of multi-media based entertainment and video games, as well as the widespread use of the Internet. The personal computer and Internet software and appliance market is characterized by intense pricing competition and as a result the hardware market is difficult to penetrate. While no significant licensing revenue was generated in this market during Fiscal 2001, SRS Labs believes that its technology solutions for voice communications, multi-channel sound for Internet and PC-based gaming and the playback of DVD movies through a laptop will open up new licensing opportunities for this highly competitive and volatile market.

Gaming

Various SRS technologies can be implemented inside a variety of hardware gaming applications, including; video and arcade games, portable game systems, accessory products and console game machines. In addition, SRS technology can be encoded directly into the game software thereby enhancing the quality of the audio track or providing multi-channel audio playback. SRS Labs has not derived significant licensing revenue from these market segments, but believes that its Circle Surround and TruSurround technologies are well suited for use by gaming developers and gaming product manufacturers, including consoles and portable devices, to enhance the overall sound quality of the game or offer multi-speaker surround sound or virtual surround sound through two speakers.

Portable and Wireless Audio

Portable audio product use is widespread reflecting demand from consumers to take their music and video with them. The use of boom boxes, headphone products and digital audio players, such as MP3 and portable CD players are growing at a strong rate. Industry reports indicate this trend will continue. SRS Labs believes that several of its technologies, such as WOW, TruBass and SRS Headphone, are ideally suited to improve the sound quality of small speakers or headphones that are traditionally used in this market segment. Consumers are also showing an interest in migrating the home entertainment experience to the road through rear-seat video systems in automobiles using monitors built into headrests, the backs of driver seats, consoles and ceilings and through DVD players incorporated inside laptops. This phenomenon is driving aftermarket suppliers to develop more entry-level DVD systems for use in the automotive and computer markets and provides a significant opportunity for SRS Labs virtual surround sound technologies, TruSurround and TruSurround XT.

Voice Communications

Voice Communications present a serious challenge for intelligibility due to limited bandwidth and the dynamic range of the speakers and headphones used in mobile phones and other voice devices. Additionally, when voice is compressed for transmission in the digital domain, quality is further degraded. As described above, many mobile phones throughout the world are increasingly incorporating music and audio playback functionality. The combination of SRS voice technologies, VIP, WOW Voice and NuVoice, with audio technologies, WOW and SRS Headphone, provide a complete audio and voice enhancement solution for a variety of product applications, including cellular phones, wireless products, text-to-speech applications, hearing aids, public address and emergency warning systems, talking toys, hand-free devices, traditional and Internet broadcasting and other voice-related applications.

Overall Licensee Sales Support

To implement its licensing sales strategy within its identified vertical markets, SRS Labs has established a direct sales force and a worldwide network of independent sales agents. In North America, SRS Labs employs a direct sales force to market our portfolio of audio and voice technologies to the OEM community. Internationally, SRS Labs maintains support offices in India, the Czech Republic, Japan, Hong Kong and Korea to support its multi-national OEM customers. The Company actively promotes the use of its trademarks and logos and directs customers to prominently display the appropriate SRS technology logo on products, packaging and in advertising. The Company works closely with its licensees to enhance their success in selling finished products and semiconductor products that incorporate SRS Labs’ technologies through a variety of licensee support programs. These programs include engineering support, sales training, tradeshow support, press support, customized marketing materials and corporate communications. The Company’s corporate communications program includes press releases and corporate newsletter dissemination to its customers around the world, primarily through e-mail. The Company began to use the Internet to provide easy-to-use audio technology demonstrations for those technologies that can be appropriately demonstrated on the World Wide Web. The Company conducts in-person technology demonstrations or presentations for the press and other companies to promote the Company’s technologies and products.

The Company regularly participates in tradeshows and conferences to increase awareness of its technologies and to market its technologies and products. The Company also works closely with its licensees and SRS Chip Partners to actively explore additional opportunities to utilize the Company’s technologies in new products and/or markets.

OEM Licensees

The following table identifies many of the Company’s OEM licensees and the market or markets in which such licensees are participating or are planning to participate, as of December 31, 2001:

Home Theater and Consumer Audio	Computer Multimedia and Internet products

Aiwa	Amtran Technology

Bangalore Audio Labs	Colortac Technology

Casil Ele Products	Cyberlink Corporation

Daewoo	Microsoft Corporation

Diva Laboratories	Minebea Onkyo

Fujitsu Ten Corporation	NEWQ System

Funai Electric	Sony Corporation

Hitachi Ltd.

HiSense Corporation	Portable and Wireless Audio

Hughes Network Systems	Bright Headphone Electronics

Kenwood Corporation	Etronics Corporation

Konka Group	Gamma Inc.

Loewe OPTA GmbH	MPMan.com

Marantz Japan Inc.	Olympus Optical

Minebea Onkyo	SAEC Commerce

Mitsubishi Electric Corporation	Sejin Electronics

Philips Consumer Electronics	Sennheiser Electronic

Pioneer Corporation	Sony Corporation

Thomson Multimedia	Telean Technology

Salora International	Uni-Art Precise Products

Samsung Electronics	Victor Company of Japan

Sharp Manufacturing Company of America

Sherwood America, Inc.	Voice Communications

Skyworth Digital R&D Institute	Mitsubishi Electric Corporation

Sony Corporation	Olympus Optical

Toshiba Corporation	Samsung Electronics

Videocon International	Sharp Corporation

Yamaha Corporation

Products

In September 1999, the Company introduced the WOW Thing™ family of software and hardware products. The WOW Thing family of software and hardware products enhances the sound quality of music downloaded over the Internet as well as the audio performance of computer and home entertainment products and speakers. The Company currently markets two models: “WOW Thing for Computers” and “WOW Thing for Game Consoles” to consumers through the Company’s Internet website, www.wowthing.com. The revenue from this activity has not been significant; however, this product group helps elevate awareness of the technology as well as create brand awareness with the Company’s customers and consumers.

During Fiscal 2001, SRS Labs developed a new line of proprietary, flat panel speakers and previewed design samples at the Consumer Electronics Conference in January 2002. Plans have been developed to market these speakers under the SRS brand name to the U.S. consumer electronics retail industry beginning mid year

2002. Recognizing that this is an extremely mature and competitive market, SRS Labs has adopted a very conservative strategy, which includes a plan to outsource the manufacturing of the speakers and to target the high volume mass retailers. In this way, SRS Labs will be in a position to take advantage of the significant market opportunities while at the same time minimizing its cash expenditures.

SRSWOWcast Technologies

Description of Business

SRSWOWcast focuses on developing and licensing hardware and software applications involving SRS technology for the Internet and broadcast markets. Formed during the fiscal year ended December 31, 1999 (“Fiscal 1999”), SRSWOWcast was originally established as an entertainment portal with original Internet programming, syndicated programming and a demonstration platform for SRS audio technologies. By the end of Fiscal 2000, it became apparent that the cost to produce original programming was increasing and the advertising revenue model would not be viable for SRSWOWcast.

In February 2001, SRSWOWcast revised its Internet strategy in order to focus on the licensing of the Company’s audio and voice enhancement technology solutions for Internet audio, online radio and traditional broadcast applications, such as television, radio, cable and satellite. SRSWOWcast has established a direct sales force to market the technology solutions and a line of hardware and software products. Consistent with the licensing trademark policy, SRSWOWcast will actively promote the use of the SRS Labs trademarks and logos and will direct its customers to display the appropriate SRS technology logo.

Internet Market

Hardware and Software products developed by SRSWOWcast during Fiscal 2001 for the Internet market include SRS-APC Solo Software, SRS Surround Software, the SRS-APC System and the WOWCaster™ Internet Radio Audio Processor.

SRS-APC Solo Software is a complete software system that acts as a processing station to provide all SRS audio enhancement technologies prior to compression or web casting. The software analyzes and processes an audio signal of any content type, including voice, stereo and surround sound. The software is available in three configurations depending on the type of content that is to be processed. The SRS-APC Solo Software includes mono, stereo and voice enhancement technologies from SRS Labs and is marketed to Internet radio stations, live event websites, encoding and service providers and other companies who deal with voice material and mono or stereo audio.

SRS Surround Software includes SRS-APC Solo Software with the addition of TruSurround technology, which creates virtual surround sound from any multi-channel audio source. This version is marketed to websites and music companies whose content source was originally encoded in 5.1 or 6.1 audio, such as movie clips and live concerts.

The SRS-APC System includes SRS software configured on a rack mount personal computer bundled with a multi-channel management hardware device that enables processing of up to eight channels simultaneously. This configuration provides a completely self-contained, rack mount processing station that can process any analog or digital input and is ideal for encoding companies, large content publishers, content delivery networks and other production houses that process, stream or host a large amount of content simultaneously.

The WOWCaster Internet Radio Audio Processor is a small hardware device that includes SRS WOW audio enhancement technology and is marketed to Internet radio stations and online music portals that prefer a hardware solution. The WOWCaster is installed directly between the source of the audio before compression and transmission over the Internet occurs.

Broadcast Market

In December 2001, SRSWOWcast signed a technology licensing agreement with National Mobile Television (“NMT”), the world’s leading provider of mobile television production equipment for outside broadcast sports, entertainment and corporate productions. NMT provides mobile facilities to support more than 6,000 worldwide live events annually from major broadcast networks, cable networks and independent producers including ABC Sports, CBS Sports, ESPN, Fox News, Fox Sports, Automatic Productions, WNET/Thirteen and The Madison Square Garden Network. The agreement marks SRSWOWcast’s entry into the traditional broadcast market. Under the terms of the agreement, SRSWOWcast will initially license its new Broadcast Phase Protector (“BPP”) and Broadcast Sports Processor (“BSP”) hardware products exclusively for NMT’s sports broadcasting use in their entire fleet of 46 mobile production units. The agreement requires (a) a per-event fee for events that are broadcast using the BSP and (b) SRS logo credit and on screen credits for the broadcast event.

The BSP includes a combination of SRS audio technologies specifically designed to enhance the announcer’s voice in a sports audio mix and improve the quality and clarity of mono, stereo or surround sound broadcasts. The BPP allows for accurate stereo reproduction from a stereo broadcast by immunizing the stereo audio signal from common inadvertent phase reversals along the distribution path, including those originating at the cable headend or from an improperly wired home audio system. Production units of both processors are expected to be available in selected NMT production units during the second quarter of 2002 with full deployment by the end of 2002. Under terms of the agreement, NMT can also distribute the BPP and BSP processors to the entire broadcast industry.

ABC Sports successfully used a prototype BSP production unit during their telecast of the 2002 Tournament of Roses Parade and the 2002 Rose Bowl Game.

Valence

Description of Business

Valence, a Hong Kong based, fabless semiconductor supplier, designs and sells a variety of custom ASICs and standard ICs which include analog, digital, mixed signal and DSP semiconductor products that address a wide range of applications in the consumer electronics, telecommunications, game and personal computer markets.

Valence operates primarily in two areas, the design and sale of custom ASIC and standard IC semiconductor solutions and the distribution of semiconductors and components. Consistent with SRS Labs’ strategy to focus on high margin business opportunities, Valence has been gradually phasing out the component distribution area of their business, which historically has provided significant top line revenue but very low margins. Concentrating sales, engineering and marketing efforts on the high margin custom semiconductor design and semiconductor sales business should contribute to improved financial performance.

Design and Sale of Semiconductor Solutions

Valence has over sixteen years of experience in the design and sale of ASICs and markets these products in two categories (a) custom ASICs for specific OEM customers and (b) standard ICs marketed under their own brand name, ASP Microelectronics (“ASP”). Based in Hong Kong, approximately 30 engineers support Valence’s ASIC design capabilities with state of the art design libraries, equipment and software. Valence sells these custom ASICs and standard ICs to its contracted customers, outsourcing the manufacturing to a network of fabrication partners throughout Asia Pacific, including Chartered Semiconductor, Samsung and Tower Semiconductor Limited in Israel.

Valence’s custom ASIC customers include industry leading, Asia-based manufacturing facilities for consumer electronics, telecommunications, game and personal computer manufacturers headquartered in North

America, Europe and the Asia Pacific region. Due to nondisclosure agreements, specific customers cannot be disclosed. Under many of the design contracts, Valence negotiates to retain ownership of the specific designs resulting in significant cost advantages. These designs form a significant library of intellectual property that can be utilized in future projects.

In addition to performing contract design work, Valence designs, produces and sells ICs to OEMs of consumer electronics, game, telecommunication and personal computer equipment in Asia Pacific under the ASP brand name. Product offerings include a universal serial bus (“USB”) controller, a programmable USB end point device, a single chip PDA reduced instruction set computer (“RISC”) processor, a digital tuning system, an electronic shock protection controller, a digital compact disk (“CD”) servo motor controller, a liquid crystal display (“LCD”) driver module as well as 4, 8 and 16 bit micro-controllers for applications in DVD players, set-top box receivers, audio/video equipment, telecommunication and game equipment, MP3 players, televisions and mini and micro stereo hi-fi systems. The products created are based upon management’s analysis of trends in the market, knowledge gained from long standing relationships with customers and overall business experience. Many of these products are developed by capitalizing upon Valence’s extensive custom design libraries, advanced mixed signal design technologies, system level expertise, software knowledge and a deep understanding of customer requirements.

The world is fast becoming digital, and DSPs are the heart of this digital revolution. Valence has developed powerful 16 and 24 bit high speed DSPs with low power consumption and low cost performance features using deep sub-micron technology down to 0.18 microns. This DSP core technology will enable the Company to optimize solutions for various applications including SRS audio and voice technologies such as TruSurround, TruSurround XT, WOW and Circle Surround. In addition, Valence has started to develop low power analog audio processor ICs based on SRS audio and voice technologies targeting the mass volume consumer electronics markets for products such as boom boxes, televisions, LCD monitors and Surround Headphones. These products will be sold under the ASP brand name. Low power analog ICs incorporating TruBass and WOW technologies are expected to be available in the first half of 2002.

Components

Valence is an authorized, non-exclusive distributor in Hong Kong and/or the PRC for semiconductor products from Philips Hong Kong Ltd., Molex Hong Kong / China, Tripath Technology, Inc., Silicon Wave and Portalplayer Inc. as well as its own ASP brand. Access to multiple suppliers of similar ICs provides value to customers by insuring an adequate supply of components and “just in time” delivery of goods to meet their production schedules.

In the normal course of business, Valence carries inventory quantities of selected products that it distributes to meet rapid delivery requirements of customers. Valence provides a normal and customary merchandise return policy and generally does not provide payment terms. Due to low margins and significant inventory risks within the component business, Valence will continue to phase out of the distribution side of its business and anticipates exiting the business by the end of Fiscal 2002.

Backlog

Sales at Valence are primarily made pursuant to standard purchase orders for the delivery of ASIC, IC and component products. Order quantities and delivery schedules are frequently changed to reflect product availability, scheduling at our fabrication partner facilities or changes in our customers’ needs. Customer orders can be canceled or rescheduled without significant penalty to the customer. Accordingly, our backlog at any particular date is not representative of actual sales for any succeeding period, and we therefore believe that backlog is not generally a good indicator of future revenue. As of December 2001 and 2000, the backlog of orders for ASIC design work to non-affiliated parties was $647,267 and $738,841, respectively. As of December 2001 and 2000, the backlog of orders for components was $84,801 and $5,777,740, respectively. The

Company expects that all or substantially all of the current backlog of orders for 2001 will be completed in Fiscal 2002. Backlog is applicable only to the Company’s Valence operating unit.

Research and Development

The Company has spent approximately 27.0%, 17.3% and 25.5% of total operating expenses on research and development (“R&D”) in Fiscal 2001, 2000 and 1999, respectively. These expenses consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies

The Company’s R&D group includes 44 software, hardware and application engineers who focus on developing intellectual property, technology solutions and consumer products. Nine engineers are based in the U.S. with the remainder based in Hong Kong.

The U.S.-based engineering group is focused upon developing new audio and voice technologies, improving the performance of existing technologies and reducing the implementation cost of the Company’s technologies. These engineers also are focused on assisting customers to implement the Company’s technologies and supporting the Company’s sales and marketing efforts on a worldwide basis.

Through Valence, the Company operates one of the largest independent IC design houses in Hong Kong, whose activities are primarily engaged in working on custom design ASIC projects for clients in the consumer electronics, game and telecommunications industries. These clients range from local producers to large, multi-national manufacturers around the world. For five consecutive years since 1997, Valence has won the Hong Kong Industry Award’s HKITCC Certificate of Merit in Technology Achievement award.

The market for the Company’s technologies and products is subject to rapid and significant changes and frequent new technology and product introductions. The Company believes that its future success will depend on its ability to continue to enhance its existing technologies and to introduce or acquire new technologies on a competitive basis. There can be no assurance, however, that the Company will be able to successfully enhance existing technologies and products or introduce or acquire new technologies and products.

Competition

SRS Labs competes in each of its business segments with a number of companies that produce a variety of audio and voice enhancement technologies, processes and products. These technologies, processes and products include: THX®, a certification program that indicates if a movie theater or particular piece of audio equipment meets certain specifications; Dolby® A-type, B-type and C-type noise reduction; Dolby SR®, which provides noise reduction and encodes analog sound using four sound channels; ProLogic™ and ProLogicII, surround sound systems incorporating an active center channel; DolbySRD®, which encodes a six channel digital sound track on a movie print; DTS®, which uses CDs to reproduce six channels of digital sound synchronized with a movie print; Dolby Digital, (AC-3) and Dolby Digital EX, which encodes a six channel digital sound track on a movie print and decodes six channels of digital audio in a consumer electronics device; and SDDS®, which encodes six or eight channels of digital sound on both sides of a movie print. Because SRS works with any existing recorded material whether mono, stereo, surround sound or other encoding process, SRS can be used either as an alternative or as a complement and enhancement to almost any competing audio technology. As a multi-channel encode/decode technology, Circle Surround competes more directly with the various surround sound technologies listed above.

SRS Labs also directly competes in the field of 3D audio and bass enhancement with other audio providers, including QSound Labs, Inc., Spatializer, MaxxBass and Sensaura. The Company is not aware of any direct competing technologies to its voice intelligibility technology, VIP.

In addition, SRS Labs technologies may, in the future, compete with audio technologies developed by other companies, some of whom may be current licensees of SRS Labs.

Certain of these companies referenced above have, or may have, substantially greater resources than the Company to devote to further technologies and new product developments. The Company believes that it will compete based primarily on the quality and performance of its proprietary technologies, brand name awareness, the ease and cost of implementing its technologies, the ability to meet OEMs’ needs to differentiate their products, and the strength of its licensee relationships including the relationship with Microsoft and Sony. There can be no assurance that, based on these factors, the Company will continue to be competitive with existing or future products or technologies of its competitors.

Valence competitors are primarily fabless semiconductor design houses and manufacturers located in Taiwan, Japan and Korea. Most of the fabless semiconductor design houses in Taiwan and Korea focus on the design of dynamic random access memory, static random access memory and semiconductors for personal computer applications. These fabless semiconductor design houses focus less on semiconductors for consumer electronics such as home audio and video products, communications equipment and electronic game players.

Although the Asian Pacific semiconductor industry is dominated by several major suppliers, such as Motorola, National Semiconductor and Texas Instruments, within every major market there is need for local, niche participants, such as Valence. Generally speaking, established semiconductor companies do not offer semiconductor design services to manufacturers and will only do so if the number of semiconductors required by such manufacturers is very large. Instead, they supply standard semiconductors to such manufacturers. These standard semiconductors may not be the most suitable components for the manufacturers as they may require additional semiconductor components to perform the designed functions required in their products. In such cases, these semiconductors will be bulkier, heavier and more expensive compared to one custom-designed system-on-a-chip ASIC. Valence’s ASIC team is more flexible in its strategy of designing new products, as well as more responsive and flexible in the service provided to clients. With sixteen years of experience in the Asian Pacific semiconductor market, Valence’s personnel has expertise in local business practices and a strong franchise of relationships with clients that the Company believes gives it a competitive advantage over newcomers to the industry or the large multi-national firms.

DVD and MP3 have become and will continue to be the standard audio and video formats and have received global mass-market adoption. Through its strategic partnerships with various technology providers, combined with ASP ICs and ASIC technologies, Valence designs, develops and markets complete system turnkey solutions for mass consumer audio and video OEM manufacturers of DVD players, home theater systems, MP3 Discman with PLL, MP3 recorders and players and MP3 Hard Disk Jukeboxes. Although the overall consumer electronics market in the PRC is vast, it is highly competitive with many large manufacturers competing in the same market segment. Price erosion and technology change will rapidly reduce product life cycles.

The markets in which the Company sells its products are subject to extreme price competition. Accordingly, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product. In order to offset declines in the selling prices of its products, the Company must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts and other savings negotiated with its manufacturing subcontractors. Since the Company does not operate its own manufacturing facilities with respect to ASICs, products or components, it may not be able to reduce its costs as rapidly as competitors who perform their own manufacturing. The failure of the Company to design and introduce, in a timely manner, lower cost versions of existing products or higher gross margin new products, or to successfully manage its manufacturing subcontractor relationships could have a material adverse effect on the Company’s gross margins.

Intellectual Property Rights and Proprietary Information

The Company operates in industries where innovation, investment in new ideas and protection of its resulting intellectual property rights are important for success. The Company relies on a variety of intellectual property protections for its products and services, including patent, copyright, trademark and trade secret laws, and contractual obligations and pursues a policy of enforcing such rights. There can be no assurance, however, that the Company’s intellectual property rights will be adequate to ensure the Company’s competitive position, or that competitors will not be able to produce a non-infringing competitive product or service. There can be no assurance that third parties will not assert infringement claims against the Company, or that if required to obtain any third party licenses as a result of an infringement dispute the Company will be able to obtain such licenses. Although the Company believes that its patents and trademarks are important to each of its business segments, such patents and trademarks are especially important to the ASIC and licensing business segments.

In order to protect the underlying technology concepts, the Company has filed and/or obtained patents for all of its marketed technologies including technologies marketed under the trademarks SRS, TruSurround, FOCUS, Circle Surround, WOW, VIP and TruBass. In addition, the Company has numerous issued patents and patents pending for speaker and other acoustic reproduction technologies. The Company pursues a general practice of filing patent applications for its technologies in the United States and various foreign countries where its licensees manufacture, distribute or sell licensed products. The Company continually updates and adds new applications to its patent portfolio to address changing worldwide market conditions and new technological innovations of the Company. The range of expiration dates for the Company’s patents extend between the year 2005 to 2018. The Company has multiple patents covering unique aspects and improvements for many of its technologies. Accordingly, the expiration of any single patent is not likely to affect the Company’s intellectual property position or the ability to generate licensing revenue.

The Company’s strategy for protection of its trademarks identifying the various Company technology solutions is commensurate with its strategy for obtaining patent protection. Specifically, the Company routinely files U.S. federal and foreign trademark applications for the various word names and logos used to market its technology solutions to licensees and the general public. The duration of the U.S. and foreign registered trademarks can typically be maintained indefinitely, provided proper maintenance fees are paid and trademarks are continually used or licensed by the Company.

Seasonality

Due to the Company’s dependence on the consumer electronics market, the substantial seasonality of sales in the market could impact the Company’s revenues and net income. In particular, the Company believes that there is seasonality relating to the Christmas season as well as the Chinese New Year in the Asia Pacific region, which fall into the fourth and first quarters, respectively.

Employees

The Company employed 100 persons as of December 31, 2001: 23 in finance and administration, 46 in R&D, engineering and product development and 31 in sales and marketing. Of the aggregate number of employees, 65 are employed by Valence and are located overseas. None of the Company’s employees are covered by a collective bargaining agreement or are presently represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

Item 2.     Properties

The Company’s corporate headquarters are located in Santa Ana, California, in a 23,400 square foot facility consisting of office and warehouse space. The Company leases the facility from Daimler Commerce Partners, L.P. (the “Partnership”), an affiliated partnership. The general partner of the Partnership is Conifer Investments, Inc. (“Conifer”). The sole shareholders of Conifer are Thomas C.K. Yuen and Misako Yuen, as co-trustees of the Thomas Yuen Family Trust (the “Trust”), and the executive officers of Conifer include Mr. and Mrs. Yuen. Mr. and Mrs. Yuen, as co-trustees of the Trust, also beneficially own a significant amount of the Company’s outstanding shares of common stock. Mr. Yuen is the Chairman of the Board and Chief Executive Officer of the Company.

Pursuant to the Company’s lease agreement with the Partnership, the Company leases all 23,400 square feet of space at the above-referenced facility. The lease is for a term of two years which commenced June 1, 2000 and is scheduled to expire on May 31, 2002. At the time of expiration, the Company will have an option to renew the lease, under similar terms and conditions, for two additional years commencing on June 1, 2002 and terminating on May 31, 2004. The Company paid the Partnership rent of $182,520 during Fiscal 2001, $175,500 during Fiscal 2000 and $165,672 during Fiscal 1999.

The Company, through Valence and its subsidiaries, leases office and warehouse facilities in Hong Kong. Valence’s principal operations are conducted at two leased facilities located in Hong Kong. The principal executive offices of Valence are located in Kowloon Tong, Hong Kong, in a 5,887 square foot office facility under a lease, which expires in August 2003. Valence’s other principal office is located in Kwun Tong, Kowloon, Hong Kong, in a 9,918 square foot office facility under a lease, which expires in December 2003. Pursuant to these leases, the Company paid rent of $301,686 during Fiscal 2001, $413,569 during Fiscal 2000 and $429,672 during Fiscal 1999.

The Company’s corporate headquarters house personnel responsible for the development of the Company’s technologies, including SRSWOWcast, as well as the administration of the Company’s license program, while the Valence facilities are used in connection with the design and marketing of ASICs and the sale of consumer electronic products and components.

The Company believes that the current facilities of the Company will be adequate to meet the Company’s needs for the foreseeable future. Should the Company need additional space, management believes that the Company will be able to secure additional space at reasonable rates.

Item 3.     Legal Proceedings

From time to time the Company may be involved in various disputes and litigation matters arising in the normal course of business. As of the date of this Annual Report on Form 10-K, the Company is not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

The common stock of the Company, par value $0.001 per share (the “Common Stock”), trades on the Nasdaq Stock Market as a National Market System Security under the symbol SRSL. The table below reflects the high and low sales prices of the Common Stock as reported by The Nasdaq Stock Market, Inc. for the periods indicated.

	High	Low
FISCAL 2001
First Quarter	4.75	2.00
Second Quarter	6.00	2.00
Third Quarter	5.40	2.71
Fourth Quarter	4.10	2.10
FISCAL 2000
First Quarter	47.00	5.75
Second Quarter	24.94	8.38
Third Quarter	11.63	7.06
Fourth Quarter	8.50	1.75

At March 15, 2002, the last sale price of the Common Stock was $3.05 per share.

Holders

At March 15, 2002, there were 417 stockholders of record.

Dividend Policy

The Company has never paid cash dividends on the Common Stock. The Company currently intends to retain its available funds for future growth and, therefore, does not anticipate paying any dividends in the foreseeable future

Item 6.     Selected Consolidated Financial Data

The following table sets forth selected financial data of the Company for the fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997 which has been derived from the Company’s consolidated audited financial statements. The following information should be read in conjunction with “Item 7. Management’s Discussion and Analysis and Results of Operations — Liquidity and Capital Resources” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

	Fiscal Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands except per share data)
Revenues:
Semiconductor revenue	$5,647	$10,168	$15,247	$10,295	$—
Licensing revenue	4,973	2,930	3,378	5,467	10,081
Component distribution revenue	4,603	14,718	17,123	28,963	—
Product revenue	190	101	48	—	—
Internet and broadcast revenue	18	55	—	—	—

Total revenues	15,431	27,972	35,796	44,725	10,081
Cost of sales	6,704	16,611	22,003	29,819	210

Gross margin	8,727	11,361	13,793	14,906	9,871
Operating costs and expenses Sales and marketing	4,475	6,355	5,148	6,846	2,112
Research and development	3,576	4,151	4,142	2,555	596
General and administrative	5,167	10,357	6,932	5,531	2,615
Non-cash stock issuance cost	—	3,112	—	—	—
Acquired in-process research and development	—	—	—	18,510	—

Total operating costs and expenses	13,218	23,975	16,222	33,442	5,323

(Loss) income from operations	(4,491)	(12,614)	(2,429)	(18,536)	4,548
Other income, net	797	1,180	735	705	1,088
Minority interest	193	250	—	—	—

(Loss) income before income tax expense (benefit)	(3,501)	(11,184)	(1,694)	(17,831)	5,636
Income tax expense (benefit)	377	325	50	(273)	1,863

Net (loss) income	$(3,878)	$(11,509)	$(1,744)	$(17,558)	$3,773

Net (loss) income per common share:
Basic	$(0.31)	$(0.93)	$(0.15)	$(1.54)	$0.39

Diluted	$(0.31)	$(0.93)	$(0.15)	$(1.54)	$0.35

Weighted average number of shares used in the calculation of net (loss) income per common share:
Basic	12,630	12,379	11,696	11,410	9,556
Diluted	12,630	12,379	11,696	11,410	10,852
Balance sheet data:
Working capital	$19,615	$21,914	$10,953	$7,644	$9,075
Total assets	28,263	41,569	39,101	45,535	31,542
Short-term debt and current portion of long-term obligations	—	8,000	8,000	8,000	82
Stockholders’ equity	24,536	28,303	25,040	26,072	29,420

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 6. Selected Consolidated Financial Data” included in this Annual Report on Form 10-K and “Item 8. Financial Statements and Supplemental Data” including the Notes to Consolidated Financial Statements. The forward-looking statements in this discussion regarding the markets in which the Company operates, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, as described in “Factors That May Affect Future Results” in this Item 7 of this Report. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

SRS Labs, Inc. conducts its business activities through the following three operating business units: SRS Labs, the parent company; its majority-owned subsidiary, SRSWOWcast; and its wholly-owned subsidiary, Valence.

The Company is a developer and provider of ASICs, ICs and audio and voice technology solutions for the consumer electronics, home theater, DVD, portable audio, wireless device, computer, game, broadcast, Internet and telecommunications markets. The Company operates in the following five business segments:

•	SRS Labs

•	Licensing: SRS Labs develops and licenses audio and voice technologies to OEMs and semiconductor manufacturers around the world.

•	Products: SRS Labs sells consumer products which incorporate its proprietary technologies.

•	SRSWOWcast

•	Internet and Broadcast: SRSWOWcast develops and licenses software and hardware audio enhancement technology solutions for the Internet and broadcast markets.

•	Valence
•	ASICs: Valence develops and markets technology solutions in the form of analog and DSP ASIC semiconductors or other imbedded custom semiconductor designs to OEMs.

•
Component Distribution:  Valence is an authorized, non-exclusive distributor of semiconductor components, subassemblies and finished goods for selected OEM customers. The Company expects this business segment will be completely phased out by the end of 2002.

From the Company’s inception in 1993 until February 1998, the Company derived substantially all of its revenue from royalties received from technology licenses. On March 2, 1998, the Company acquired all of the outstanding capital stock of Valence, a British Virgin Islands holding company with its principal business operations in Hong Kong and the PRC for an aggregate purchase price, excluding non-compete agreements and acquisition costs, of $19,500,000 consisting of approximately $7,400,000 in cash and approximately 1,680,611 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”). The acquisition was accounted for as a purchase with an effective date of February 1, 1998. The acquisition of Valence had a material impact on the Company’s financial statements subsequent to February 1998. Accordingly, current and future financial statements may not be directly comparable to the Company’s historical financial statements prior to 1998.

During Fiscal 1998, the Company acquired certain rights to VIP, which is a patented voice processing technology that improves the intelligibility of the spoken voice, especially in high ambient noise environments. Aggregate consideration, including acquisition costs, was $1,138,710 and was comprised of $620,178 in cash, 25,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock at $9.47 per share.

Also during Fiscal 1998, the Company acquired certain rights to Circle Surround, a patented audio delivery system that allows multi-channel surround sound to be encoded into a two-channel stereo format and allows an encoded two-channel audio source or a traditional stereo audio source to be decoded into a multi-channel surround format. The aggregate purchase price, including acquisition costs, was $834,985 and was comprised of $534,985 in cash and 35,294 shares of Common Stock.

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission (“SEC”) issued Financial Reporting Release (“FRR”) No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” which, among other things, encourages discussion concerning the most critical accounting policies used in the preparation of the Company’s financial statements. Critical accounting policies are defined as those that are both very important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments. We are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon available information, historical experience and/or forecasts. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include those relating to allowances for doubtful accounts for accounts receivable and inventory obsolescence reserves.

Allowance for Doubtful Accounts

The Company’s trade receivables are derived from sales to OEMs and distributors in the consumer electronics, home theater, computer, game, broadcast, Internet and telecommunications markets primarily in Asia, North America and Europe. The Company makes periodic evaluations of the creditworthiness of its customers and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary. The Company maintains an allowance for estimated uncollectible accounts receivable and such losses have historically been within management’s expectations. Any deterioration in the financial condition of our customers could result in an impairment of their ability to pay our accounts receivable in full which may require an increase in our allowance for doubtful accounts.

Inventory Obsolescence Reserves

Inventories, which consist of finished goods, are stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method and is comprised of material costs and, where applicable, subcontracting and overhead costs that have been incurred in bringing the inventories to their present location and condition. Net realizable value represents the estimated selling price less costs to be incurred in selling and distribution. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimates of product demand, current material costs and/or net realizable value. Adverse changes in technology or market conditions could result in a decrease in demand for our products, which may require an increase to our inventory obsolescence reserves.

Results of Operations

The following table sets forth certain consolidated operating data as a percentage of total revenues for the years ended December 31, 2001, 2000 and 1999:

	Percentage of Total Revenue Years Ended December 31,
	2001	2000	1999
Semiconductor revenue	37%	36%	43%
Licensing revenue	32	11	9
Component distribution revenue	30	53	48
Product revenue	1	0	0
Internet and broadcast revenue	0	0	0

Total revenue	100	100	100
Cost of sales	43	59	61

Gross margin	57	41	39
Operating costs and expenses
Sales and marketing	29	23	14
Research and development	23	15	12
General and administrative	34	37	20
Non-cash stock issuance cost	0	11	0

Total operating expense	86	86	46

Operating loss	(29)	(45)	(7)
Other income, net	5	4	2
Minority interest	1	1	0

Loss before income taxes	(23)	(40)	(5)
Income tax expense (benefit)	2	1	0

Net loss	(25)%	(41)%	(5)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

The Company generates revenues in five business segments. Semiconductor revenue consists of design fees and sales of ASICs by Valence to OEM manufacturers and sales of general purpose ICs designed by the Company under the brand name ASP. Licensing revenues are royalties generated primarily from the license of the Company’s audio and voice technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Component distribution revenue consists of (a) the manufacture and sale of Valence’s own branded product line of VCD players, amplifiers and game products and (b) the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and the PRC markets. Product sales represent sales of consumer products incorporating one or more of SRS Labs’ proprietary technologies. Internet and broadcast revenues consist of the sale of hardware and software applications involving the Internet and broadcast audio markets.

Total revenues for Fiscal 2001 were $15,430,930 compared to $27,972,694 in Fiscal 2000, a decrease of $12,541,764 or 44.8%. Semiconductor revenues were $5,646,724 in Fiscal 2001 compared to $10,168,525 in Fiscal 2000 a decrease of $4,521,801 or 44.5%. This decrease was due to a continued general weakness in demand in worldwide markets for consumer electronics products which negatively impacted the sales of semiconductor ICs. Licensing revenues were $4,973,584 in Fiscal 2001 compared to $2,929,717 in Fiscal 2000 an increase of $2,043,867 or 69.8%. This increase was attributable to the sales growth of home entertainment products such as DVD players and other products which incorporate our technologies. Component distribution revenues were $4,602,819 in Fiscal 2001 compared to $14,718,440 in Fiscal 2000 a decrease of $10,115,621 or 68.7%. This decrease was due both to the continued general weakness in demand in worldwide markets for consumer electronics products as well as the Company’s decision to focus on higher margin semiconductor and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues and revenues generated by the Company’s Internet and broadcast based business were $189,820 and $17,983, respectively in Fiscal 2001 and $101,148 and $54,864, respectively in Fiscal 2000.

Gross Margin

Cost of sales consists primarily of component costs, fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margin for Fiscal 2001 increased to 56.6% as a percentage of total revenue from 40.6% for Fiscal 2000. The increase resulted primarily from the Company’s decision to focus the revenue base towards higher margin semiconductor and licensing revenues and away from lower margin component distribution.

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $4,474,575 in Fiscal 2001 compared to $6,355,742 in Fiscal 2000, a decrease of $1,881,167 or 29.6%. This decrease is attributable primarily to reductions in spending at Valence associated with the cutback in the component distribution business as well as reductions in the level of expenditures at SRSWOWcast following Fiscal 2000’s initial construction of the website and the creation of program content for the website. Effective February 21, 2001, SRSWOWcast discontinued efforts to develop program content to focus on utilizing the website to promote the licensing of the Company’s audio and voice technology solutions. Management believes sales and marketing expenditures will continue to be a significant component of operating costs in the future to increase brand awareness and promote the adoption of the Company’s technology in new and existing markets. As a percentage of total revenues, sales and marketing expenses increased to 29.0% in Fiscal 2001 from 22.7% in Fiscal 2000.

Research and Development

Research and development expenses consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $3,576,170 in Fiscal 2001 compared to $4,151,064 in Fiscal 2000, a decrease of $574,894 or 13.9%. This decrease is primarily attributable to a reduction in staffing levels at Valence and SRSWOWcast. As a percentage of total revenues, research and development expenses increased to 23.2% in Fiscal 2001 from 14.8% in Fiscal 2000.

Management believes that research and development expenses will increase in the future as a result of a return to more normal demand for semiconductor ICs as well as the Company’s ongoing product development efforts including activity related to the expansion of consumer products incorporating the Company’s audio and voice technologies.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property, professional fees and various other administrative costs. General and administrative expenses were $5,167,396 in Fiscal 2001 compared to $10,357,001 in Fiscal 2000, a decrease of $5,189,605 or 50.1%. The decrease is primarily due to elevated expenditures incurred during Fiscal 2000 resulting from severance costs incurred related to the resignation of an employee of Valence, the write-off of certain intellectual property incorporating obsolete or unpursued technologies, higher legal and employee related expenses associated with the launch of SRSWOWcast, expenses related to the terminated Valence initial public offering (see below), plus higher salaries and benefits, legal, and other administrative expenses in the Company’s core licensing business. The decrease was also attributable to a reduction in the level of amortization expense related to intangible assets both from prior year write-offs as well as certain categories of intangibles becoming fully amortized during the period. As a percentage of total revenues, general and administrative expenses decreased to 33.5% in Fiscal 2001 from 37.0% in Fiscal 2000.

On March 3, 2000, the Company filed an application to list the common shares of Valence on the GEM, in order to sell a minority interest in Valence to the public. The initial public offering was targeted for completion in the second quarter of 2000. However, due to negative market conditions affecting equity markets worldwide, including the GEM, the Company elected not to proceed with the offering. Offering costs incurred by the Company, comprised primarily of legal, accounting and underwriting fees, totaled $1,142,175 for Fiscal 2000. These costs are included in general and administrative expense in the accompanying financial statements.

Non-cash Stock Issuance Cost

In March 2000, the Company entered into a technology and marketing alliance with Microsoft. In conjunction with this transaction, Microsoft purchased shares of common stock of the Company and was issued warrants to purchase additional shares of common stock of the Company and of its subsidiary, SRSWOWcast (together referred to as the “Microsoft Transaction”). As a result of the Microsoft Transaction, the Company recognized a one-time, non-cash charge totaling $3,111,859. See Note 9 of the Notes to Consolidated Financial Statements for more information concerning the Microsoft Transaction.

Other Income, Net

Other income, net consists primarily of interest income, interest expense, realized gains and losses on the sale of investments and foreign currency transaction gains and losses at Valence. Net interest income was $782,235 in Fiscal 2001 compared to $1,059,009 in Fiscal 2000, a decrease of 26.1%. The decrease is primarily attributable to lower average cash and investment balances during the current year as compared to the prior year as well as lower interest rates earned on investment balances during Fiscal 2001.

Minority Interest

Minority interest represents the minority shareholders’ proportionate share of losses in SRSWOWcast. Losses in SRSWOWcast are expected to continue as a result of expenditures exceeding revenues in an effort to support the expansion and growth of SRSWOWcast business operations. Should losses continue in SRSWOWcast, the minority interest adjustment in the consolidated statement of operations will continue to reduce the Company’s net losses by the minority shareholders’ proportionate share of SRSWOWcast’s net losses to the extent of their investment.

Provision for Income Taxes

The income tax provision for Fiscal 2001 was $377,519 compared to $324,981 for Fiscal 2000. The higher tax expense in Fiscal 2001 was primarily a result of higher levels of foreign tax on higher licensing revenues sourced from countries requiring foreign tax withholdings. The Company had federal and state net operating loss carryforwards at December 31, 2001 of approximately $16,500,000 and $11,600,000, respectively. These net operating loss carryforwards will begin to expire in 2019 and 2003, respectively. In addition, the Company has federal tax credit carryforwards of approximately $863,000. The portion related to the foreign tax credit is $178,000 which will begin to expire in 2003. The remainder of the tax credits will begin to expire in 2011. As of December 31, 2001, a valuation allowance of approximately $6,899,000 has been provided based on the Company’s assessment of the future realizability of certain deferred tax assets. Approximately $1,417,000 of the valuation allowance is attributable to the potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

Total revenues for Fiscal 2000 were $27,972,694 compared to $35,795,583 in Fiscal 1999, a decrease of $7,822,889 or 21.9%. Semiconductor revenues were $10,168,525 in Fiscal 2000 compared to $15,246,572 in Fiscal 1999 a decrease of $5,078,047 or 33.3%. Licensing revenues were $2,929,717 in Fiscal 2000 compared to $3,377,649 in Fiscal 1999 a decrease of $447,932 or 13.3%. These decreases were due to a continued general weakness in the Asian markets leading to reduced demand for consumer electronics products in the region which negatively impacted the sales of semiconductor ICs that include the Company’s audio technologies and the trend by consumer electronic manufacturers to initially adopt the Company’s new technologies into higher end models resulting in limited volume potential for the short term. Component distribution revenues were $14,718,440 in Fiscal 2000 compared to $17,115,815 in Fiscal 1999 a decrease of $2,397,375 or 14.0%. This decrease was primarily due to the Company’s decision to focus on higher margin semiconductor and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues and revenues generated by the Company’s Internet and broadcast based business were $101,148 and $54,864, respectively in Fiscal 2000 and $55,547 and $0, respectively in Fiscal 1999.

Gross Margin

Gross margin for Fiscal 2000 increased to 40.6% as a percentage of total revenue from 38.5% for Fiscal 1999. The increase resulted primarily from the Company’s decision to focus its revenue base towards higher margin semiconductor and licensing revenues and away from lower margin component distribution.

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

General and Administrative

General and administrative expenses were $10,357,001 in Fiscal 2000 compared to $6,932,397 in Fiscal 1999, an increase of $3,424,604 or 49.4%. The increase is primarily due to severance costs incurred related to the resignation of an employee of Valence, the write-off of certain intellectual property incorporating obsolete or unpursued technologies, higher legal and employee related expenses associated with the launch of SRSWOWcast, expenses related to the terminated Valence initial public offering, plus higher salaries and benefits, legal, and other administrative expenses in the Company’s core licensing business. As a percentage of total revenues, general and administrative expenses increased to 37.0% in Fiscal 2000 from 19.4% in Fiscal 1999.

Non-cash Stock Issuance Cost

See the discussion above concerning the non-cash stock issuance cost relating to the Microsoft Transaction.

Other Income, Net

Net interest income was $1,059,009 in Fiscal 2000 compared to $448,117 in Fiscal 1999, an increase of 136.3%. The increase is primarily attributable to higher average cash and investment balances during the current year as compared to the prior year due partly to the $5,000,000 received in the Microsoft Transaction.

Minority Interest

On September 29, 2000, the Company sold an equity interest in SRSWOWcast through a private placement of SRSWOWcast Series A Convertible Preferred Stock (See Note 9 of the Notes to Consolidated Financial Statements for more information concerning this transaction). Minority interest represents the minority shareholders’ proportionate share of losses in SRSWOWcast after September 29, 2000.

Provision for Income Taxes

The income tax provision for Fiscal 2000 was $324,981 compared to $49,662 for Fiscal 1999. The higher tax expense in Fiscal 2000 was primarily a result of Valence fully utilizing tax loss carryforwards during Fiscal 2000 resulting in higher income tax expense and the Company recognizing a tax benefit in Fiscal 1999 primarily due to a taxable loss recognized for U.S. federal income tax purposes related to domestic operations. In addition, the Company benefited from certain tax credits and statutory tax rates in the Asian countries where Valence has its principal business operations which are lower than United States statutory rates.

Selected Quarterly Operating Results (Unaudited)

The following table sets forth certain quarterly summary financial data for the eight quarters in the period ended December 31, 2001. The quarterly information is based upon unaudited financial statements prepared by the Company on a basis consistent with the Company’s audited consolidated financial statements and, in management’s opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The Company’s quarterly operating results have varied significantly in the past and are expected to vary significantly in the future.

	Three Months Ended
	Mar 31, 2001	Jun 30, 2001	Sep 30, 2001	Dec 31, 2001	Mar 31, 2000	Jun 30, 2000	Sep 30, 2000	Dec 31, 2000
	(In thousands except per share amounts)
Revenues:
Semiconductor	$1,084	$1,500	$1,574	$1,489	$2,312	$2,394	$3,047	$2,415
Licensing	1,164	1,625	1,304	880	567	466	825	1,072
Component distribution	2,065	1,607	651	280	4,258	3,694	4,098	2,669
Product	14	102	20	54	22	28	32	19
Internet and broadcast	4	10	—	4	32	11	6	6

Total revenues	4,331	4,844	3,549	2,707	7,191	6,593	8,008	6,181
Gross margin	2,029	2,510	2,275	1,913	2,342	2,326	3,391	3,302
Operating expenses (a) (b)	3,831	3,620	3,227	2,540	6,755	6,603	4,723	5,895

Operating loss	(1,802)	(1,110)	(952)	(627)	(4,413)	(4,277)	(1,332)	(2,593)
Net loss	$(1,566)	$(980)	$(802)	$(531)	$(4,341)	$(4,107)	$(1,222)	$(1,839)
Net loss per Common share:
Basic and diluted	$(0.12)	$(0.08)	$(0.06)	$(0.05)	$(0.36)	$(0.33)	$(0.10)	$(0.14)

(a)	Operating expenses for the three month period ended March 31, 2000 included $3,112 related to non-cash stock issuance cost.

(b)	Operating expenses for the three month period ended June 30, 2000 included $1,142 related to offering costs incurred on the terminated Valence initial public offering.

Liquidity and Capital Resources

The Company has primarily financed its operations from its inception through private sales of our equity securities, funds generated from operations, an initial public offering of 3,107,452 shares of Common Stock in August 1996 resulting in net proceeds of approximately $22 million and from short-term borrowings under revolving credit facilities.

As of December 31, 2001, cash, cash equivalents and investments were $19,593,723 compared to $30,425,210 as of December 31, 2000, a decrease of $10,831,487. The Company’s principal source of liquidity to fund ongoing operations for the year ended December 31, 2001 was cash, cash equivalents and investments. The Company has adopted an investment guideline restricting the types and minimum quality of investments the Company is authorized to purchase. At December 31, 2001, the Company had cash and cash equivalents of $19,011,167 and investments of $582,556. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original or remaining maturities of three months or less. Investments consist of municipal bonds rated a minimum of A1. Net cash used in operating activities during Fiscal 2001 was $2,205,497, attributable primarily to the net loss during the year as well as a net decrease in accounts payable and accrued liabilities, offset somewhat by a decrease in inventories as well as certain adjustments to reconcile net loss to cash used in operating activities including depreciation and amortization. Net cash provided by investing activities of $5,091,868 resulted from proceeds received from sales of the Company’s investments offset by purchases of furniture, fixtures and equipment and expenditures related to intangible assets. Net cash used in financing activities of $8,003,684 was attributable to the repayment of the Company’s line of credit and the purchase of treasury shares of the Company offset somewhat by the proceeds from sale of common stock pursuant to exercise of employee stock options.

Inventories in Fiscal 2001 decreased from $3,068,478 at December 31, 2000 to $1,624,067 at December 31, 2001. This decrease was primarily related to the Company’s decision to exit from the lower margin component distribution business in favor of the higher margin semiconductor and licensing business segments. Accounts payable and accrued liabilities decreased from $1,603,401 and $1,974,357, respectively at December 31, 2000 to $822,698 and $1,357,105, respectively at December 31, 2001 primarily due to reduced activity and staffing levels during the later stages of Fiscal 2001 compared to Fiscal 2000.

Net cash used in operating activities during Fiscal 2000 was $4,848,803 reflecting the net loss during the year and a net decrease in accounts payable, offset by a decrease in accounts receivable as well as certain adjustments to reconcile net loss to cash used in operating activities including depreciation and amortization and non-cash stock issuance costs. Net cash provided by investing activities of $525,630 resulted from proceeds received from sales of the Company’s investments offset by purchases of furniture, fixtures and equipment and intangible assets. Net cash provided by financing activities of $12,481,975 resulted from proceeds from the Microsoft Transaction, proceeds from sale of stock of a subsidiary and proceeds from sale of common stock pursuant to exercise of employee stock options.

In March 1998, the Company obtained a revolving line of credit and letter of credit facility with a bank which was secured by certain of the Company’s cash, cash equivalents and investments. This line of credit expired on April 1, 2001 and was fully repaid on April 2, 2001. The total availability under the line of credit was the lesser of $10,000,000 or a percentage of the fair market value of the collateral. Interest on the line of credit was at the bank’s prime rate or LIBOR plus 0.75%. On April 1, 2001, the Company entered into a new revolving line of credit with the same bank on substantially the same terms and conditions as the previous revolving line of credit except the total availability under the new line of credit was reduced to the lesser of $5,000,000 or a percentage of the fair market value of the collateral. On October 11, 2001 the Company terminated the new revolving line of credit and letter of credit facility with the bank.

In November 1999, Valence obtained a credit facility with a bank that provided for availability under the line of credit aggregating approximately $5,000,000. In January 2001, the credit facility was renegotiated to reduce the amount of availability to borrow under the credit facility and to provide for a variety of import/export trade instruments up to $2,000,000 at interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility was collateralized by certain of Valence’s assets on deposit with the bank. The facility expired on October 31, 2001 and is currently being renegotiated. There can be no assurance that management will be successful in the renegotiation of a new credit facility on terms favorable to the Company, or at all. At December 31, 2001 and 2000, there were no obligations outstanding under this credit facility.

The Company anticipates that its primary uses of working capital in future periods will be to acquire new technologies and to fund increased costs for additional sales, marketing and engineering headcounts and other marketing activities associated with the introduction of new technologies and products into the market.

Based on current plans and business conditions, the Company expects that its cash, cash equivalents and investments together with any amounts generated from operations will be sufficient to meet the Company’s cash requirements for at least the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Recent Accounting Pronouncements

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133” which requires derivatives to be reported as assets or liabilities in the balance sheet at fair value. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities and redefining interest rate risk to reduce sources of ineffectiveness. The adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations”, which, among other things, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, no longer permits the use of the pooling-of-interests method of accounting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. The adoption of SFAS No. 141 during the third quarter of 2001 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2001, FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”, which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 142 will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In August 2001, FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS No. 143 will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In October 2001, FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of either by sale or other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 144 will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Factors That May Affect Future Results

Quarterly Fluctuations

The Company’s operating results may fluctuate from those in prior quarters and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which the Company’s licensees incorporate the Company’s technologies into their products; the timing of orders from, and the shipments to, major customers; the timing of new product introductions by the Company; the gain or loss of significant customers; competitive pressures on selling prices; the market acceptance of new or enhanced versions of the Company’s technologies; the rate that the Company’s semiconductor licensees manufacture and distribute semiconductors to product manufacturers; and fluctuations in general economic conditions, particularly those affecting the consumer electronics market. Due to the Company’s dependence on the consumer electronics market, the substantial seasonality of sales in the market could impact the Company’s revenues and net income. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company believes that there is seasonality relating to the Christmas season as well as the Chinese New Year within the Asia region, which fall into the fourth and first quarters, respectively.

Valence’s Business

The Company derives a significant amount of its revenue from Valence’s ASIC and component distribution business. Valence’s engineering team focuses on the design of custom ASICs to meet specific customers’ requirements and outsources the production of the design to mask houses, foundries and packaging houses located primarily in Asia. The operations of Valence could be affected by a variety of factors, including the timing of customer orders, the timing of development revenue, changes in the mix of products distributed and the mix of distribution channels employed, the emergence of a new industry standard, product obsolescence and changes in pricing policies by the Company, its competitors or its suppliers.

Business revenue from ASICs is concentrated in a limited number of customers in the areas of consumer electronics, communications products, computers and computer peripherals. As such, the loss of any such customers or any bad debt arising from them may have a material adverse impact on the Company’s financial condition and results of operation. Beginning in Fiscal 1999, Valence began to exit from certain lower margin product offerings in the distribution side of the business and has placed more emphasis on developing and distributing products that are related to or incorporate the Company’s proprietary technologies. As a result, the immediate loss in revenue of the low margin distribution business will not be entirely offset by the new proprietary technology based products, which will take time to develop and be introduced into the marketplace. There can be no assurance that the Company will be able to quickly introduce new products to offset the loss in revenue or that the new products developed will receive a favorable market acceptance.

Valence adds significant diversity to the Company’s overall business structure and the Company’s opportunities. The Company recognizes that in the presence of such corporate diversity, and in particular with regard to the semiconductor industry, there will always exist a potential for a conflict among sales channels between the Company and certain of the Company’s technology licensees. Although the operations of the Company’s licensing business and those of Valence are generally complementary, there can be no assurances that sales channel conflicts will not arise. If such potential conflicts do materialize, the Company may or may not be able to mitigate the effect of such perceived conflicts, which, if not resolved, may impact the results of operations.

Internet Business

In Fiscal 1999, the Company launched its Internet business with the formation of SRSWOWcast. In Fiscal 2000, SRSWOWcast commenced operations with a business plan which focused on developing and acquiring audio based content to attract visitor traffic to its website in order to sell advertising and e-commerce products. In 2001, the Company changed its Internet strategy to focus on the sale and licensing of software and hardware products incorporating the Company’s audio and voice enhancement technology solutions to the broadcast and Internet markets. There can be no assurance that this new business model will develop a sufficient customer base to be able to generate meaningful revenue.

Product Business

In Fiscal 1999, the Company developed and marketed on its e-commerce site, www.wowthing.com, its first consumer audio product, the WOW Thing Processor Box. The WOW Thing Processor Box enhances the sound quality of music downloaded over the Internet as well as audio performance of computer and home entertainment products and speakers. This was the Company’s first entry into the consumer market in the United States which is both competitive and subject to products with short life cycles.

In Fiscal 2000, the Company packaged the hardware and began to market two models: “WOW Thing for Computers” and “WOW Thing for Game Consoles” to consumers and resellers. Although revenues from these products have not been significant, this product group helps elevate awareness of the technology as well as create brand awareness with the Company’s customers and consumers.

The Company intends to continue to expand its offerings of high-end audio enhancement products. There can be no assurance that the Company will be able to develop an effective distribution channel and build acceptable brand recognition as a product manufacturer. As the business increases, it is anticipated that significant capital will be required to finance product inventory and accounts receivable. As a result, the Company is subject to risks of product obsolescence, bad debt and insufficient finance to grow the business.

The Company also recognizes that as new consumer audio products are developed and marketed by the Company, there will always exist a potential for conflict and competition between the Company and certain of the Company’s technology licensees. Although the intended products of the Company and those of its licenses do not generally overlap, there can be no assurances that the Company’s products will not compete with those of their licensees. If such conflicts do materialize, it is uncertain whether the Company will be able to mitigate the effect of such conflicts, which, if not resolved, may adversely impact its business and results of operations.

Economic Risks Associated with Doing Business in Asia

The Company’s significant operations in Hong Kong, the PRC and other parts of Asia have required, and will continue to require, refinement to adapt to the changing market conditions in the region. The Company’s operations in Asia, and international operations in general, are subject to risks of unexpected changes in, or impositions of, legislative or regulatory requirements.

Customers geographically located in the Asia Pacific markets accounted for approximately 90%, 94% and 94% of total Company sales in 2001, 2000 and 1999, respectively and are expected to continue to account for a substantial percentage of sales in the future. The economic climate in Asia continues to be impacted by increases in unemployment, declines in consumer spending, currency devaluation and bank failures. Any of these factors, should they continue, could significantly reduce the demand for the end user goods in which the Company’s products and technologies are used.

The PRC economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors. There can be no assurance that such growth will continue or that any potential currency devaluation in the region will not have a negative effect on the Company’s business, including Valence. The PRC economy has also experienced deflation in the past which may continue in the future. The current economic situation may adversely affect the Company’s profitability over time as expenditures for consumer electronics products and information technology may decrease due to the results of slowing domestic demand and deflation.

Hong Kong is a Special Administrative Region of the PRC with its own government and legislature. Hong Kong enjoys a high degree of autonomy from the PRC under the principle of “one country, two systems”. The Company can give no assurance that Hong Kong will continue to enjoy autonomy from the PRC.

The Hong Kong dollar has remained relatively constant due to the U.S. dollar peg and currency board system that has been in effect in Hong Kong since 1983. Since mid-1997, interest rates in Hong Kong have fluctuated significantly and real estate and retail sales have declined. The Company can give no assurance that the Hong Kong economy will not worsen or that the historical currency peg of the Hong Kong dollar to the U.S. dollar will be maintained. Continued declining consumer spending in Hong Kong, deflation or the discontinuation of the currency peg could adversely affect the Company’s business.

Currency Risk/Stability of Asian Markets

The Company expects that international sales will continue to represent a significant portion of total revenues. To date, all of the Company’s licensing revenues have been denominated in U.S. dollars and most costs have been incurred in U.S. dollars. It is the Company’s expectation that licensing revenues will continue to be denominated in U.S. dollars for the foreseeable future. Because Valence and its subsidiaries’ business is primarily focused in Asia and because of the Company’s anticipated expansion of its business in the PRC and other parts of Asia, the Company’s consolidated results of operations and financial position could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which the products are sold. In addition, the Company’s valuation of assets recorded as a result of the Valence acquisition may also be adversely impacted by the currency fluctuations relative to the U.S. dollar. The Company intends to actively monitor its foreign exchange exposure and to implement strategies to reduce its foreign exchange risk at such time that the Company determines the benefits of such strategies outweigh the associated costs. However, there is no guarantee that the Company will take steps to insure against such risks, and should such risks occur, there is no guarantee that the Company will not be significantly impacted. Countries in the Asia Pacific region have experienced weakness in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for Valence’s products, the U.S. dollar value of the Company’s and its subsidiaries’ foreign currency denominated sales, the availability and supply of product components to Valence and ultimately, the Company’s consolidated results of operations.

Competitive Pressures

The Company’s existing and potential competitors include both large and emerging domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources. The Company’s present or future competitors may be able to develop products and technologies comparable or superior to those offered by the Company, and to adapt more quickly than the Company to new technologies or evolving market needs. The Company believes that the competitive factors affecting the market for the Company’s products and technologies include product performance, price and quality; product functionality and features; the ease of integration; and implementation of the products and technologies with other hardware and software components in the OEM’s products. In addition, the markets in which the Company competes are intensely competitive and are characterized by rapid technological changes, declining average sales prices and rapid product obsolescence. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its respective markets, that competition will not intensify or that future competition will not have a material adverse effect on the Company’s business, operating results, cash flows and financial condition.

Importance of Intellectual Property

The Company’s ability to compete may be affected by its ability to protect its proprietary information. The Company has filed several U.S. and foreign patent applications and to date has a number of issued U.S. and foreign patents covering various aspects of its technologies. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology. In addition, the laws of certain foreign countries may not protect the Company’s intellectual property rights to the same extent as do the laws of the U.S. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other property rights. The Company is not currently a party to any claims of this nature. There can be no assurances that third parties will not assert claims or initiate litigation against the Company or its customers with respect to existing or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company’s proprietary rights or to determine the scope and validity of the proprietary rights of the Company or others.

Dependence on Key Personnel

The Company’s future success depends in part on the continued service of its key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel. The Company anticipates that any future growth will require it to recruit and hire a number of new personnel in engineering, operations, finance, sales and marketing. Competition for such personnel during times of economic growth is intense, and there can be no assurance that the Company can recruit and retain necessary personnel to operate its business and support future growth.

Marketability and Volatility of Stock Price

The trading price of the Common Stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in the Company’s operating results, announcements of new products or technological innovations by the Company or its competitors, strategic alliances between the Company and third parties, general market fluctuations and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the markets in which the Company does business, or relating to the Company specifically, have in the past resulted in, and could in the future result in, an immediate and adverse effect on the market price of the Common Stock. Even though our stock is quoted on the Nasdaq Stock Market, our stock has had and may continue to have low trading volume and high volatility. The historically low trading volume of our stock makes it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. Since our shares are thinly traded, our shareholders may have difficulty selling our common stock.

Acquisitions

From time-to-time, the Company expects to make acquisitions of businesses or technologies that are complementary to its business strategy. Such future acquisitions would expose the Company to risks commonly encountered in acquisitions of businesses. Such risks include, among others, difficulty of assimilating the operations, information systems and personnel of the acquired business(es), the potential disruption of the Company’s ongoing business; and the inability of management to maximize the financial and strategic position of the Company through successful incorporation of the acquired technologies, employees and customers. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting investment earnings.

Foreign Currency

The Company has subsidiary operations in Hong Kong and customers in the PRC, and, accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its Valence subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in Fiscal 2001, 2000 and 1999 due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar, and the exchange rate remained relatively constant throughout such fiscal years. Cash balances maintained by Valence in excess of normal operating requirements are invested in U.S. denominated bank accounts further reducing balance sheet exposure to changes in foreign currency exchange rates. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management’s efforts to reduce foreign exchange exposure will be successful.

Interest Rates

The Company’s exposure to market risk for changes in interest rates, relates primarily to our invested balances of cash, cash equivalents and investments. The Company’s investment policy specifies excess funds are to be invested in a manner that preserves capital, provides liquidity and generates the highest available after-tax return. To limit exposure to market risk, the Company places its cash in banks, cash equivalents in high quality, short-term commercial paper and money market funds and investments consist of short-term municipal bonds. The Company does not invest in any derivative instruments. The fair value of the Company’s cash, cash equivalents and investments or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates as most investments are at fixed rates and are relatively short term. All cash, cash equivalents and investments are carried at fair value, which approximates cost.

Item 8.     Financial Statements and Supplementary Data

The Quarterly Financial Information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
and Stockholders of
SRS Labs, Inc.:

We have audited the accompanying consolidated balance sheets of SRS Labs, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index to Financial Statements at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SRS Labs, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California
March 15, 2002

SRS LABS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2001	December 31, 2000
Current Assets
Cash and cash equivalents	$19,011,167	$24,128,480
Investments available for sale	582,556	5,713,881
Accounts receivable, net of allowance for doubtful accounts of $68,888 in 2001 and $995,599 in 2000	870,016	787,908
Inventories, net of reserve of $679,052 in 2001 and $757,185 in 2000	1,624,067	3,068,478
Prepaid expenses and other current assets, including other receivables of $22,191 in 2001 and $150,856 in 2000	631,844	847,953
Deferred income taxes	219,429	38,116

Total Current Assets	22,939,079	34,584,816
Investments available for sale	—	582,849
Furniture, fixtures and equipment, net	1,672,801	1,808,624
Intangible assets, net	2,852,009	3,692,218
Deferred income taxes	799,499	900,839

Total Assets	$28,263,388	$41,569,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$822,698	$1,603,401
Accrued liabilities	1,357,105	1,974,357
Line of credit	—	8,000,000
Income taxes payable	1,144,493	1,093,107

Total Current Liabilities	3,324,296	12,670,865
Minority interest	403,079	595,428
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock — $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 56,000,000 shares authorized; 12,789,644 and 12,652,844 shares issued; and 12,664,744 and 12,581,744 outstanding for 2001 and 2000, respectively	12,790	12,653
Additional paid-in capital	55,745,867	55,436,455
Cumulative other comprehensive loss	(74,055)	(64,950)
Accumulated deficit	(30,696,595)	(26,817,824)
Treasury stock at cost, 124,900 and 71,100 shares at December 31, 2001 and 2000, respectively	(451,994)	(263,281)

Total Stockholders’ Equity	24,536,013	28,303,053

Total Liabilities And Stockholders’ Equity	$28,263,388	$41,569,346

See accompanying notes to consolidated financial statements

SRS LABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
Total revenues	$15,430,930	$27,972,694	$35,795,583
Cost of sales	6,703,550	16,611,290	22,002,817

Gross margin	8,727,380	11,361,404	13,792,766
Expenses
Sales and marketing	4,474,575	6,355,742	5,148,458
Research and development	3,576,170	4,151,064	4,141,571
General and administrative	5,167,396	10,357,001	6,932,397
Non-cash stock issuance cost	—	3,111,859	—

Total expenses	13,218,141	23,975,666	16,222,426
Loss from operations	(4,490,761)	(12,614,262)	(2,429,660)
Other income, net	796,504	1,180,352	735,122
Minority interest	193,005	249,577	—

Loss before income tax expense	(3,501,252)	(11,184,333)	(1,694,538)
Income tax expense	377,519	324,981	49,662

Net loss	$(3,878,771)	$(11,509,314)	$(1,744,200)

Net loss per common share:
Basic and diluted	$(0.31)	$(0.93)	$(0.15)

Weighted average shares used in the calculation of net loss per common share:
Basic and diluted	12,630,199	12,379,281	11,696,272

See accompanying notes to consolidated financial statements

SRS LABS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock		Additional Paid-in Capital	Accumulative Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total	Comprehensive Loss For The Years Ended December 31,
	Shares	Amount
BALANCE, January 1, 1999	11,688,893	$11,689	$39,483,405	$141,389	$(13,564,310)	$—	$26,072,173
Proceeds from exercise of stock options	201,798	202	590,594	—	—	—	590,796
Tax benefit associated with exercise of stock options	—	—	381,376	—	—	—	381,376
Deferred stock option compensation	—	—	121,518	—	—	—	121,518
Treasury stock	(71,100)	—	—	—	—	(263,281)	(263,281)
Unrealized loss on investments available for sale, net of tax	—	—	—	(113,232)	—	—	(113,232)	$(113,232)
Currency translation adjustment	—	—	—	(4,827)	—	—	(4,827)	(4,827)
Net loss	—	—	—	—	(1,744,200)	—	(1,744,200)	(1,744,200)

BALANCE, December 31, 1999	11,819,591	11,891	40,576,893	23,330	(15,308,510)	(263,281)	25,040,323	$(1,862,259)

Proceeds from exercise of stock options	471,624	471	1,481,213	—	—	—	1,481,684
Deferred stock option compensation	—	—	111,495	—	—	—	111,495
Issuance of common stock and warrants	290,529	291	8,111,859	—	—	—	8,112,150
Increase in additional paid-in capital from sale of stock by subsidiary	—	—	5,154,995	—	—	—	5,154,995
Unrealized loss on investments available for sale, net of tax	—	—	—	(7,061)	—	—	(7,061)	$(7,061)
Currency translation adjustment	—	—	—	(81,219)	—	—	(81,219)	(81,219)
Net loss	—	—	—	—	(11,509,314)	—	(11,509,314)	(11,509,314)

BALANCE, December 31, 2000	12,581,744	12,653	55,436,455	(64,950)	(26,817,824)	(263,281)	28,303,053	$(11,597,594)

Proceeds from exercise of stock options	136,800	137	184,892	—	—	—	185,029
Deferred stock option compensation	—	—	124,520	—	—	—	124,520
Issuance of common stock and warrants	—	—	—	—	—	—	—
Treasury stock	(53,800)	—	—	—	—	(188,713)	(188,713)
Unrealized loss on investments available for sale, net of tax	—	—	—	(13,849)	—	—	(13,849)	$(13,849)
Currency translation adjustment	—	—	—	4,744	—	—	4,744	4,744
Net loss	—	—	—	—	(3,878,771)	—	(3,878,771)	(3,878,771)

BALANCE, December 31, 2001	12,664,744	$12,790	$55,745,867	$(74,055)	$(30,696,595)	$(451,994)	$24,536,013	$(3,887,876)

See accompanying notes to consolidated financial statements

SRS LABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
Cash Flows From Operating Activities:
Net loss	$(3,878,771)	$(11,509,314)	$(1,744,200)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock issuance cost	—	3,111,859	—
Minority interest	(193,005)	(249,577)	—
Provision for doubtful accounts	50,240	116,560	1,040,271
Provision for obsolete inventory	113,920	132,341	628,006
Depreciation and amortization	1,558,299	3,549,075	2,127,736
Deferred income taxes	(79,973)	(116,599)	(836,140)
Amortization of premium on investments available for sale	15,701	34,035	54,964
Stock option compensation expense	125,176	111,495	121,518
Currency translation adjustment	4,744	(81,219)	(4,827)
Loss on disposition of furniture, fixtures and equipment	865	16,483	1,594
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(132,348)	1,590,689	1,785,258
Inventories	1,330,491	(474,626)	1,278,769
Prepaid expenses and other assets	216,109	304,421	2,091,859
Accounts payable	(780,703)	(1,279,285)	(7,749,819)
Accrued liabilities	(617,252)	315,393	1,236,121
Income taxes payable	61,010	(420,534)	1,602,067

Net cash (used in) provided by operating activities	(2,205,497)	(4,848,803)	1,633,177

Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(509,183)	(1,154,370)	(464,037)
Proceeds from sales of investments available for sale	5,675,000	3,000,000	2,500,000
Expenditures related to intangible assets	(73,949)	(1,320,000)	(368,219)

Net cash provided by investing activities	5,091,868	525,630	1,667,744

Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	5,000,291	—
Proceeds from sale of stock by subsidiary	—	6,000,000	—
Principal payments on line of credit	(8,000,000)	—	—
Exercise of stock options	185,029	1,481,684	590,796
Purchase of treasury stock	(188,713)	—	(263,281)

Net cash (used in) provided by financing activities	(8,003,684)	12,481,975	327,515

Net (decrease) increase in cash and cash equivalents	(5,117,313)	8,158,802	3,628,436
Cash and cash equivalents, beginning of period	24,128,480	15,969,678	12,341,242

Cash and cash equivalents, end of period	$19,011,167	$24,128,480	$15,969,678

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
Interest	$151,667	$586,722	$179,194
Income taxes	$396,482	$963,794	$—
Supplemental Disclosures of Non-cash Investing and Financing Activities:
Unrealized loss on investments, net	$(13,849)	$(7,061)	$(113,232)
Tax benefit associated with exercise of stock options	$—	$—	$381,376

See accompanying notes to consolidated financial statements

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999

1.    Organization and Significant Accounting Policies

Organization

SRS Labs, Inc. (“SRS Labs”) was incorporated under the laws of the State of California on June 23, 1993 and reincorporated under the laws of the State of Delaware on June 28, 1996.

SRS Labs, Inc. conducts its business activities through the following three operating business units: SRS Labs, the parent company; its majority-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies (“SRSWOWcast”); and its wholly-owned subsidiary, ValenceTech Limited and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”). SRS Labs and its majority-owned and wholly-owned subsidiaries together are hereby collectively referred to as the “Company”.

The Company is a developer and provider of application specific integrated circuits, (“ASICs”), standard integrated circuits (“ICs”) and audio and voice technology solutions for the consumer electronics, home theater, DVD, portable audio, wireless device, computer, game, broadcast, Internet and telecommunications markets. The Company operates in the following five business segments:

•	SRS Labs

•	Licensing: SRS Labs develops and licenses audio and voice technologies to original equipment manufacturers (“OEMs”) and semiconductor manufacturers around the world.

•	Products: SRS Labs sells consumer products which incorporate its proprietary technologies.

•	SRSWOWcast

•	Internet and Broadcast: SRSWOWcast develops and licenses software and hardware audio enhancement technology solutions for the Internet and broadcast markets.

•	Valence

•	ASICs: Valence develops and markets technology solutions in the form of analog and digital signal processor (“DSP”) ASIC semiconductors or other imbedded custom semiconductor designs to OEMs.

•
Component Distribution: Valence is an authorized, non-exclusive distributor of semiconductor components, subassemblies and finished goods for selected OEM customers. The Company expects this business segment will be completely phased out by the end of 2002.

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

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

maintains cash and cash equivalents, investments, and certain other financial instruments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued by the Financial Accounting Standards Board (“FASB”). Investments, consisting primarily of municipal bonds, have been classified as available for sale and are reported at fair value, based on quoted market prices, in the accompanying consolidated balance sheets. Unrealized gains and losses, net of applicable income taxes, are reported as a separate component of stockholders’ equity.

Inventories

Inventories, which consist of finished goods, are stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method and is comprised of material costs and, where applicable, subcontracting and overhead costs that have been incurred in bringing the inventories to their present location and condition. Net realizable value represents the estimated selling price less costs to be incurred in selling and distribution.

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

The Company annually evaluates the recoverability of its patents and intangible assets based on the estimated future undiscounted cash flows. Should the carrying value of patents or intangible assets exceed the estimated future undiscounted cash flows for the expected periods of benefit, such assets would be written down to fair value. Based upon its most recent assessment, the Company has determined that there was no impairment at December 31, 2001.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and, based on its most recent assessment, has determined that there was no impairment at December 31, 2001.

Minority Interest in Consolidated Subsidiary

Minority interest in consolidated subsidiary represents the minority stockholders’ proportionate share of the equity of SRSWOWcast. At December 31, 2001 and 2000, the Company owned approximately 87% of the capital stock of SRSWOWcast.

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

Commission income derived from the Company’s distribution activities is recognized on an accrual basis in the period when earned.

Research and Development

Research and development expenses include costs and expenses associated with the development of the Company’s design methodology and the design and development of new products, including initial nonrecurring engineering and product verification charges from foundries. Research and development is expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar, while the functional currency of Valence is the Hong Kong dollar. Assets and liabilities of Valence are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars are included as a separate component of stockholders’ equity (accumulative other comprehensive income (loss)). Foreign currency translation gains (losses) were $4,744, ($81,219) and ($4,827) during the years ended December 31, 2001, 2000 and 1999, respectively. Transaction (losses) gains arising on exchange of foreign currency are recognized as incurred in the statements of operations and aggregated ($3,261), $51,855 and $26,775 during the years ended December 31, 2001, 2000 and 1999, respectively.

Net Loss Per Common Share

The Company applies SFAS No. 128, “Earnings per Share,” which requires the disclosure of basic and diluted net income or loss per share for all current and prior periods. Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income or loss per common share reflects the maximum dilution, based on the average price of the Company’s common stock each period and is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised. Common stock equivalents have not been included in calculating diluted net loss per share for the years ended December 31, 2001, 2000 and 1999, respectively as their inclusion would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company accounts for stock-based awards to non-employees using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”.

Fair Value of Financial Instruments

Management believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short period of time between origination of the instruments and their expected realization. The carrying amounts of investments available for sale are reported at fair value based on quoted market prices (Note 3).

Customer Concentration

During the fiscal year ended December 31, 2000 (“Fiscal 2000”) and the fiscal year ended December 31, 1999 (“Fiscal 1999”), one customer accounted for approximately 14% and 21% of revenues, respectively. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectibility of related receivables could have a material adverse effect on the Company’s financial condition and results of operations. For the fiscal year ended December 31, 2001 (“Fiscal 2001”), no single customer accounted for more than 10% of revenues.

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, investments and trade accounts receivable. The Company places its cash in banks and its cash equivalents in commercial paper and money market funds. Investments consist primarily of short- term municipal bonds. The Company has not experienced any significant losses on its cash equivalents or investments.

The Company’s trade receivables are derived from sales to OEMs and distributors in the consumer electronics, home theater, computer, game, broadcast, Internet and telecommunications markets primarily in Asia, North America and Europe. The Company makes periodic evaluations of the creditworthiness of its customers and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for estimated uncollectible accounts receivable and such losses have historically been within management’s expectations.

Geographic Risk

The Company’s significant operations in Hong Kong, the Peoples Republic of China (“PRC”) and other parts of Asia have required, and will continue to require, refinement to adapt to the changing market conditions in the region. The Company’s operations in Asia, and international operations in general, are subject to risks of unexpected changes in, or impositions of legislative or regulatory requirements.

Customers geographically located in the Asia Pacific markets accounted for approximately 90%, 94% and 94% of total Company sales in 2001, 2000 and 1999, respectively and are expected to continue to account for a substantial percentage of sales in the future. The economic climate in Asia continues to be impacted by increases in unemployment, declines in consumer spending, currency devaluation and bank failures. Any of these factors, should they continue, could significantly reduce the demand for the end user goods in which the Company’s products and technologies are used.

Recent Accounting Pronouncements

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133” which requires derivatives to be reported as assets or liabilities in the balance sheet at fair value. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities and redefining interest rate risk to reduce sources of ineffectiveness. The adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2001, FASB issued SFAS No. 141 “Business Combinations”, which, among other things, requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, no longer permits the use of the pooling-of-interests method of accounting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. The adoption of SFAS No. 141 during the third quarter of 2001 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

In July 2001, FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”, which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 142 will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In August 2001, FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS No. 143 will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In October 2001, FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of either by sale or other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 144 will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Reclassifications

Certain amounts as previously reported have been reclassified to conform to the current year presentation.

2.    Acquisitions

On March 2, 1998, the Company acquired (the “Acquisition”) all of the outstanding shares of capital stock of Valence Technology Inc. (a British Virgin Islands holding company ultimately succeeded by Valence). The Acquisition was accounted for as a purchase having an effective date of February 1, 1998, and accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values in accordance with APB Opinion No. 16. The aggregate consideration, including acquisition costs and non-compete agreements, was $21,879,033. Valence, which conducts its operations through its subsidiaries based in Hong Kong and the PRC, is engaged in the following business activities: (i) the development and marketing of technology in the form of ASICs and ICs to OEMs and (ii) the sale of consumer electronic and telecommunications products and components.

On February 28, 1998, the Company acquired certain rights to a proprietary technology, Voice Intelligibility Processor (“VIP”), from a third party. The aggregate consideration, including acquisition costs, was $1,138,710.

On May 21, 1998, the Company acquired certain rights to a proprietary technology, Circle Surround, from a third party. The aggregate consideration, including acquisition costs, was $834,985.

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

3.    Investment Securities Available for Sale

The following table summarizes the Company’s investment securities available for sale:

	December 31,
	2001	2000
Municipal bonds available for sale:
Cost	$570,274	$6,260,975
Unrealized gains	12,282	35,755

Estimated fair value	$582,556	$6,296,730

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	December 31, 2001		December 31, 2000
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Municipal bonds:
Due in one year or less	$570,274	$582,556	$5,684,486	$5,713,881
Due in one to five years	—	—	576,489	582,849

	$570,274	$582,556	$6,260,975	$6,296,730

4.    Furniture, Fixtures and Equipment

Furniture, fixtures and equipment, net, consist of the following:

	December 31,
	2001	2000
Furniture, fixtures and equipment	$1,257,855	$1,207,731
Computer equipment	2,951,673	2,508,403
Leasehold improvements	283,566	290,164

	4,493,094	4,006,298
Less accumulated depreciation and amortization	(2,820,293)	(2,197,674)

	$1,672,801	$1,808,624

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

5.    Intangible Assets

Intangible assets consist of the following:

	December 31,
	2001	2000
Goodwill	$711,886	$711,886
Patents	1,216,602	1,142,654
Developed technology	1,200,000	1,200,000
Cell library	1,150,000	1,150,000
Customer list	1,000,000	1,000,000
Workforce	1,000,000	1,000,000
Non-compete agreement	900,400	900,400
Brand name	660,000	660,000
Other purchased technology	120,000	120,000

	7,958,888	7,884,940
Less accumulated amortization	(5,106,879)	(4,192,722)

	$2,852,009	$3,692,218

Amortization periods range from three to eleven years depending on the estimated useful life of the asset. A review for impairment during Fiscal 2000 resulted in a write-down of intangible assets with a cost of $1,693,740 and a net book value of $1,116,000. Based upon its most recent assessment, the Company has determined that there was no further impairment at December 31, 2001. In conjunction with the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company will cease the amortization of Goodwill effective January 1, 2002, the effect of which will not be significant to the Company’s consolidated financial position, results of operations or cash flows.

6.    Financing Arrangements

In March 1998, the Company obtained a revolving line of credit and letter of credit facility with a bank which was secured by certain of the Company’s cash, cash equivalents and investments. This line of credit expired on April 1, 2001 and was fully repaid on April 2, 2001. The total availability under the line of credit was the lesser of $10,000,000 or a percentage of the fair market value of the collateral. Interest on the line of credit was at the bank’s prime rate or LIBOR plus 0.75%. On April 1, 2001, the Company entered into a new revolving line of credit with the same bank on substantially the same terms and conditions as the previous revolving line of credit except the total availability under the new line of credit was reduced to the lesser of $5,000,000 or a percentage of the fair market value of the collateral. At December 31, 2001, the Company had no borrowings outstanding under the new revolving line of credit and on October 11, 2001 the Company terminated the new revolving line of credit and letter of credit facility with the bank. As of December 31, 2000, the Company had $8.0 million outstanding under the line of credit.

In November 1999, Valence obtained a credit facility with a bank that provided for availability under the line of credit aggregating approximately $5,000,000. In January 2001, the credit facility was renegotiated to reduce the amount of availability to borrow under the credit facility and to provide for a variety of import/export trade instruments up to $2,000,000 at interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility was collateralized by certain of Valence’s assets on deposit with the bank. The facility expired on October 31, 2001 and is currently being renegotiated. There can be no assurance that management will be successful in the renegotiation of a new credit facility on terms favorable to the Company, or at all. At December 31, 2001 and 2000, there were no obligations outstanding under this credit facility.

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

7.    Commitments and Contingencies

The Company leases office space and certain equipment under noncancelable operating leases expiring through 2003.

The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership which is affiliated with a principal stockholder and executive officer of the Company. The lease is for a term of two years, commencing June 1, 2000, with an option to extend the term for an additional two years thereafter. Additionally, the Company leases office and warehouse facilities in Hong Kong from unrelated parties. Total rent expense was $520,362, $615,847 and $604,198 for the years ended December 31, 2001, 2000, and 1999, respectively, of which $182,520, $175,500 and $165,672 was paid to related parties, respectively. Future annual minimum lease payments under noncancelable operating leases at December 31, 2001, are as follows:

Year ending December 31,	Facility	Office Equipment	Total
2002	$355,633	$5,495	$361,128
2003	243,154	2,290	245,444

	$598,787	$7,785	$606,572

Litigation — The Company is involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company believes that the resolution of these matters will not likely have a material adverse effect on the Company’s financial statements.

8.    Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2001	2000	1999
Current:
Federal	$(69,183)	$(82,801)	$35,553
State	150,756	(10,828)	88,282
Foreign	375,918	535,210	761,967

	457,491	441,581	885,802

Deferred:
Federal	(589,730)	(4,352,139)	(1,583,931)
State	(327,900)	(626,850)	(281,414)
Foreign	—	(44,812)	(125,196)
Change in valuation allowance	837,658	4,907,201	1,154,401

	(79,972)	(116,600)	(836,140)

	$377,519	$324,981	$49,662

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

The reconciliation of the benefit for income taxes computed at U.S. federal statutory rates to the provision for income taxes is as follows:

	December 31,
	2001	2000	1999
Tax at U.S. federal statutory rates	$(1,225,438)	$(4,001,868)	$(593,088)
State income taxes, net of federal	(127,938)	(420,868)	(127,467)
Tax exempt interest	(31,667)	70,179	(35,862)
Change in valuation allowance	837,658	4,907,201	1,154,401
Impact of foreign dividend	396,021	—	—
Foreign withholding tax	328,785	220,875	184,528
Other	200,098	(450,538)	(532,850)

Total income tax expense	$377,519	$324,981	$49,662

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2001	2000
Deferred tax assets (liabilities):
State income taxes	$(486,832)	$(362,895)
Depreciation and amortization	665,234	566,727
Accruals	9,747	(20,205)
Net operating loss carryforwards	6,641,263	6,085,899
Tax credit carryforwards	862,537	683,224
Other	226,239	47,807
Valuation allowance	(6,899,260)	(6,061,602)

Total net deferred tax assets	$1,018,928	$938,955

The Company has federal and state net operating loss carryforwards at December 31, 2001, of approximately $16,500,000 and $11,600,000, respectively. These net operating loss carryforwards will begin to expire in 2019 and 2003, respectively. In addition, the Company has federal tax credit carryforwards of approximately $863,000 at December 31, 2001. The portion related to the foreign tax credit is $178,000 which will begin to expire in 2003. The remainder of the tax credits will begin to expire in 2011.

As of December 31, 2001, a valuation allowance of approximately $6,899,000 has been provided based on the Company’s assessment of the future realizability of certain deferred tax assets. Approximately $1,417,000 of the valuation allowance is attributable to the potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

9.    Stockholders’ Equity

Issuance of Common Stock

Stock Repurchases

During the fiscal year ended December 31, 1998 (“Fiscal 1998”), the Company’s Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company’s common stock for a period from December 23, 1998 to December 31, 1999 (the “1998 Repurchase Program”). Under the 1998 Repurchase Program, 71,100 shares had been repurchased at a cost of $263,281. On September 17, 2001, the Company’s Board of Directors authorized the repurchase of up to 250,000 of the outstanding shares of the Company’s common stock for a period from September 17, 2001 to March 17, 2002 (the “2001 Repurchase Program”). As of December 31, 2001, 53,800 shares had been repurchased at a cost of $188,713 under the 2001 Repurchase Program. All repurchased shares under both the 1998 Repurchase Program and the 2001 Repurchase Program are reflected as treasury stock in the accompanying consolidated balance sheets.

Common Stock Issuances

During Fiscal 2000, the Company entered into a technology and marketing alliance with Microsoft Corporation (“Microsoft”). In connection with this transaction, Microsoft purchased 290,529 shares of the Company’s common stock for $17.21 per share or $5,000,000 in the aggregate (together referred to as the “Microsoft Transaction”). The difference between the purchase price received and the fair value of the common stock on the date of purchase, totaling $556,076, was recorded as non-cash stock issuance cost by the Company during Fiscal 2000.

Stock Award/Option Plans/Warrants

On December 10, 1993, the Company’s Board of Directors and shareholders adopted an Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the “1993 Plan”). Under the 1993 Plan, 801,971 shares of the Company’s common stock are reserved for issuance to executives, employees and non-employee directors of the Company at the discretion of the Board of Directors or the committee administering the 1993 Plan. The Compensation Committee of the Board or, in the absence of a Compensation Committee, the Board has been appointed to administer the 1993 Plan. Options issued under the 1993 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2001, options to purchase 801,971 shares of the Company’s common stock were granted under the 1993 Plan.

In June 1997, the Company’s Board of Directors adopted and the Company’s stockholders approved the Amended and Restated 1996 Long-Term Incentive Plan (the “1996 Plan”), for which 2,000,000 shares of the Company’s common stock were reserved for issuance to officers, employees and consultants of the Company. If any award granted under the 1996 Plan expires, terminates or is forfeited before the exercise thereof or the payment in full thereof, the shares covered by the unexercised or unpaid portion will become available for new grants under the 1996 Plan. In June 1998, the Company’s Board of Directors adopted and the Company’s stockholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 2,500,000. Also in June 1998, in a separate amendment, the Company’s Board of Directors and the Company’s stockholders approved an amendment to allow all directors of the Company and any subsidiary of the Company to participate in the 1996 Plan. In June 2000, the Company’s Board of Directors adopted and the Company’s stockholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 2,500,000. The Compensation Committee or, in the absence of a Compensation Committee, the Board of Directors has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

Compensation Committee or the Board, as applicable. As of December 31, 2001, options to purchase 7,141,259 shares of the Company’s common stock were granted under the 1996 Plan.

In July 1996, the Company’s Board of Directors adopted and the Company’s stockholders approved the 1996 Non-employee Directors Stock Option Plan (the “Non-employee Directors Plan”), a non-discretionary formula plan for which 120,000 shares of the Company’s common stock are reserved for issuance to the Company’s non-employee directors. A committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan administers the Non-employee Directors Plan. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three-year period, the first installment vesting on the date of grant. In June 1999, the shareholders approved the Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Amended Non-employee Directors Plan”). Among the changes set forth in the Amended Non-employee Directors Plan was to increase by 130,000 the number of shares of common stock that may be issued. In June 2001, the Company’s Board of Directors adopted and the Company’s stockholders approved an amendment to the Amended Non-employee Directors Plan to increase the number of shares in the plan by 250,000. As of December 31, 2001, options to purchase 160,000 shares of common stock were granted under the Amended Non-employee Directors Plan.

In connection with the Microsoft Transaction, Microsoft has a three year warrant to purchase 100,000 shares of common stock of the Company at an exercise price per share of $17.21. The number of eligible shares to purchase under this warrant is subject to adjustment based upon the occurrence of certain conditions as set forth in the SRS Labs, Inc. Common Stock Purchase Warrant Agreement dated March 8, 2000 (the “SRS Warrant”). The Company’s majority-owned subsidiary, SRSWOWcast, also issued to Microsoft a three-year warrant to purchase up to 2,500,000 shares of its common stock at an price per share of $2.00 as specified in the SRSWOWcast.com, Inc. Common Stock Purchase Warrant Agreement dated March 8, 2000 (the “SRSWOWcast Warrant”), subject to certain conditions and adjustment as set forth in the SRSWOWcast Warrant. The fair value of these warrants, totaling $2,555,783, was recorded as non-cash stock issuance cost by the Company during Fiscal 2000. Fair value was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life — 36 months; stock volatility — 96%; and risk-free interest rate — 6.54%.

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

The following table summarizes stock option activity under the Company’s stock option and warrant plans for the periods indicated:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 1999	4,919,208	$4.54
Granted	1,255,875	$3.39
Stock options exercised	(201,798)	$2.93
Forfeited	(888,742)	$5.17

Outstanding at December 31, 1999	5,084,543	$4.23
Granted	578,814	$11.20
Stock options exercised	(471,624)	$3.03
Forfeited	(194,319)	$7.88

Outstanding at December 31, 2000	4,997,414	$5.01
Granted	1,573,000	$2.93
Stock options exercised	(136,800)	$1.35
Forfeited	(1,031,286)	$5.30

Outstanding at December 31, 2001	5,402,328	$4.44

The following table summarizes information concerning currently outstanding and exercisable options and warrants:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable As of 12/31/2001	Weighted Average Exercise Price
Range of exercise prices:
$ 0.00 – $ 1.90	95,807	2.3	$0.3358	95,807	$0.3358
$ 1.91 – $ 3.80	2,916,157	8.3	$3.0461	987,850	$3.0656
$ 3.81 – $ 5.70	1,785,809	4.9	$5.2004	1,589,393	$5.1814
$ 5.71 – $ 7.60	274,814	7.2	$6.2296	235,189	$6.1885
$ 7.61 – $ 9.50	137,500	8.0	$8.5636	49,375	$8.3924
$ 9.51 – $11.40	42,241	6.6	$10.5056	27,241	$10.4743
$11.41 – $13.30	30,000	8.5	$11.7500	20,000	$11.7500
$17.10 – $19.00	120,000	2.4	$17.5083	105,000	$17.2952

	5,402,328	6.9	$4.4404	3,109,855	$4.9848

On March 5, 1999, pursuant to a technology license agreement entered into by the Company and a customer, options were granted to the customer to purchase up to 50,000 shares of common stock at an exercise price of $3.94 per share. The fair value of the grant is being recognized as compensation expense ratably over the vesting period of the options. The Company recognized $13,548, $27,636 and $30,857 of compensation expense relating to these options in Fiscal 2001, 2000 and 1999, respectively. In addition to the 50,000 options granted in 1999, the Company has an obligation to grant up to 200,000 additional options if the customer meets specified performance criteria as defined by the agreement. The exercise price of additional option grants will be the fair market value of the common stock at the date of grant. In addition, during the years ended December 31, 2001,

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

2000 and 1999, the Company recorded $66,502, $83,859 and $83,355, respectively, of deferred compensation expense related to stock options granted to non-employee contractors.

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the disclosure of pro forma net income and earnings per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2001	2000	1999
Expected life	60 months	60 months	60 months
Stock volatility	97%	105%	65%
Risk-free interest rate	4.6%	6.2%	5.9%

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of all applicable stock option awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $6,198,699 or $.58 per share in 2001; $13,699,489 or $1.17 per share in 2000; and $3,392,244 or $.35 per share in 1999. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1999 pro forma adjustment is not indicative of future period pro forma adjustments, when the calculation applied to all applicable stock options.

Sale of Stock by Subsidiary

On September 29, 2000, the Company’s wholly-owned subsidiary SRSWOWcast and certain investors, which included shareholders, directors and an executive officer of the Company, entered into a Series A Preferred Stock and Warrant Purchase Agreement (the “Private Placement Agreement”) relating to the purchase and sale of 3,000,000 shares of SRSWOWcast Series A Convertible Preferred Stock (“Preferred Stock”) for a purchase price of $2.00 per share or $6,000,000 in the aggregate (the “Private Placement”). Pursuant to the Private Placement Agreement, investors received an immediately exercisable, three year warrant evidencing a right to purchase one-tenth of a share of SRSWOWcast’s common stock for each share of Preferred Stock purchased by such investor, exercisable at $2.50 per whole share. The fair value of the warrants was zero at the date of issuance. In accordance with SAB No. 51, “Accounting for Sales of Stock by a Subsidiary”, the Company recorded $5,154,995 of additional paid-in capital associated with the Private Placement.

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

10.    Segment Information

During 2001 the Company changed the composition of its segments to correspond with how management now assesses the performance of each operating segment. Segment information for 2000 and 1999, previously two segments, has been restated to conform to the current year presentation. The Company operates its three operating units in the following five business segments: (i) SRS Labs — the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers; (ii) SRS Labs— the sale of consumer products incorporating SRS proprietary technologies; (iii) Valence — the development and marketing of technology either in the form of ASICs or other imbedded custom semiconductor designs; (iv) Valence — the component distribution business; and (v) SRSWOWcast — the sale of hardware and software solutions to the Internet and broadcast audio markets. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments, revenue by geographic area and long-lived assets by geographic area:

	Business Segments
	SRS Labs		Valence		SRSWOWcast
	Licensing	Products	ASIC	Components	Internet and Broadcast Sales	Total
Fiscal 2001
Net revenues	$4,973,584	$189,820	$5,646,724	$4,602,819	$17,983	$15,430,930
Cost of sales	36,082	314,491	2,009,673	4,343,194	110	6,703,550

Gross margin	$4,937,502	$(124,671)	$3,637,051	$259,625	$17,873	$8,727,380

Fiscal 2000
Net revenues	$2,929,717	$101,148	$10,168,525	$14,718,440	$54,864	$27,972,694
Cost of sales	13,867	67,918	3,699,245	12,806,565	23,695	16,611,290

Gross margin	$2,915,850	$33,230	$6,469,280	$1,911,875	$31,169	$11,361,404

Fiscal 1999
Net revenues	$3,377,649	$55,547	$15,246,572	$17,115,815	N/A	$35,795,583
Cost of sales	109,946	51,725	5,985,251	15,855,895	N/A	22,002,817

Gross margin	$3,267,703	$3,822	$9,261,321	$1,259,920	N/A	$13,792,766

The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	December 31,
Geographic Area Revenue:	2001	2000	1999
Asia Pacific	$13,917,282	$26,316,233	$33,536,423
Americas	608,952	1,104,210	1,268,918
Europe	904,696	552,251	990,242

Total	$15,430,930	$27,972,694	$35,795,583

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended December 31, 2001, 2000 and 1999

The following schedule presents the Company’s long-lived assets by geographic area:

Geographic Area Long-lived Assets:	December 31,
	2001	2000
Asia Pacific	$1,243,249	$1,268,352
United States	429,552	540,272

Total	$1,672,801	$1,808,624

11.    Related-Party Transactions

The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership which is affiliated with a stockholder and officer of the Company. The lease has a term of two years (expiring May 2002), with an option to extend the term for an additional two years thereafter.

During Fiscal 1999, total revenue from an affiliated company which is 100% owned by a Company officer/stockholder, amounted to $1,326. As of December 31, 2001 and 2000, there were no amounts owing from or to this affiliated company.

As described in Note 9, certain shareholders, directors and an executive officer of the Company purchased preferred shares issued by a subsidiary of the Company.

12.    Employee Benefit Plan

The Company’s employees based in the United States may participate in a salary deferral plan (the “401(k) Plan”) in which eligible employees can contribute up to 15% of their eligible compensation. The Company also may contribute on a discretionary basis. During the years ended December 31, 2001, 2000 and 1999, the Company contributed $60,114, $48,543 and $0, respectively to the 401(k) Plan.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (Reductions) Charged to Costs and Expense	Deductions	Balance at End of Period
For the year ended December 31, 2001:
Allowance for doubtful accounts	$995,599	$50,240	$(976,951)	$68,888

Inventory reserve	$757,185	$113,920	$(192,053)	$679,052

For the year ended December 31, 2000:
Allowance for doubtful accounts	$1,083,961	$116,560	$(204,922)	$995,599

Inventory reserve	$624,844	$357,244	$(224,903)	$757,185

For the year ended December 31, 1999:
Allowance for doubtful accounts	$422,138	$1,040,271	$(378,448)	$1,083,961

Inventory reserve	$653,370	$628,006	$(656,532)	$624,844

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information set forth under the captions “ELECTION OF DIRECTORS” and “TRANSACTIONS WITH MANAGEMENT AND OTHERS — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders scheduled to be held in June 2002, is incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of Fiscal 2001.

Item 11.     Executive Compensation

Except as specifically provided, the information set forth under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD — Compensation of Directors” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2001. The Report on Executive Compensation and the Performance Graph set forth under the caption “COMPENSATION OF EXECUTIVE OFFICERS” in the Proxy Statement shall not be deemed incorporated by reference herein and shall not otherwise be deemed “filed” as part of this Annual Report on Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2001.

Item 13.     Certain Relationships and Related Transactions

The information set forth under the caption “TRANSACTIONS WITH MANAGEMENT AND OTHERS” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2001.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Documents Filed as Part of This Report:

(1)    Financial Statements

(2)    Financial Statement Schedules

Page
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2001, 2000 and 1999	59

The financial statement schedule included in Part II, Item 8 herein is filed as part of this Annual Report on Form 10-K. All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)    Exhibits

The exhibits listed below are hereby filed with the Commission as part of this Annual Report on Form 10-K. The Company will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover the Company’s expenses in furnishing such exhibit.

Exhibit Number	Description

2.1
Purchase Agreement dated as of February 24, 1998, by and among the Company, Valence Technology Inc., Thomrose Holdings (BVI) Limited, Rayfa (BVI) Limited, Cape Spencer International Limited, and Anki (BVI) Limited, previously filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 1998 (the “Form 8-K”), which is incorporated herein by reference.

2.2
Stock Purchase Agreement dated as of February 24, 1998, by between the Company and North 22 Capital Partners 2, Inc., previously filed with the Commission as Exhibit 2.2 to the Form 8-K, which is incorporated herein by reference.

2.3
Purchase Agreement dated as of January 28, 1998, between the Company and R.G.A. & Associates, Ltd. d/b/a ToteVision and VIP Labs® previously filed with the Commission as Exhibit 2.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed with the Commission on March 31, 1998 (the “1997 Annual Report”), which is incorporated herein by reference.

Exhibit Number	Description

2.4
Asset Purchase Agreement dated as of May 21, 1998 by and between Rocktron Corporation and the Company, previously filed with the Commission as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (the “June 1998 10-Q”), which is incorporated herein by reference.

3.1
Certificate of Incorporation of the Company, previously filed with the Commission as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 1 to such Registration Statement filed with the Commission on July 3, 1996 (File No. 333-4974-LA) (the “Registration Statement Amendment No. 1”), which is incorporated herein by reference.

3.2
Bylaws of the Company, previously filed with the Commission as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Commission on November 12, 1999, which is incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1
Employment Agreement dated July 1, 1996, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.8 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

10.2
Amendment to Employment Agreement dated as of March 14, 1997, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Commission on March 31, 1997 (the “1996 Annual Report”), which is incorporated herein by reference.

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

10.6
SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Purchase Plan— 1993, as amended and restated, previously filed with the Commission as Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 3, 1996 (File No. 333-4974-LA) (the “Registration Statement”), which is incorporated herein by reference.

10.7
Stock Option Agreement dated January 19, 1994, between the Company and Stephen V. Sedmak, as amended, previously filed with the Commission as Exhibit 10.13 to the Registration Statement, which is incorporated herein by reference.

10.8
SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, previously filed with the Commission as Appendix A to the Company’s Definitive Proxy Statement dated April 30, 1998, filed with the Commission on April 30, 1998, which is incorporated herein by reference.

10.9
SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, as amended, previously filed with the Commission as Appendix A to the Company’s Definitive Proxy Statement dated and filed with the Commission on April 26, 2000, which is incorporated herein by reference.

10.10
SRS Labs, Inc. 1996 Amended and Restated Nonemployee Directors Stock Option Plan, previously filed with the Commission as Appendix A to the Company’s Definitive Proxy Statement dated and filed with the Commission on April 29, 1999, which is incorporated herein by reference.

Exhibit Number	Description

10.11
SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors Stock Option Plan, as amended, previously filed with the Commission as Appendix B to the Company’s Definitive Proxy Statement dated and filed with the Commission on April 30, 2001, which is incorporated herein by reference.

10.12	Annual Incentive Bonus Plan, previously filed with the Commission as Exhibit 10.18 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

10.13	SRS Labs, Inc. Supplemental Executive Incentive Bonus Plan, previously filed with the Commission as Exhibit 10.14 to the 1996 Annual Report, which is incorporated herein by reference.

10.14	Form of Indemnification Agreement, previously filed with the Commission as Exhibit 10.20 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

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

10.18
Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Thomrose Holdings (BVI) Limited, and Thomas Wah Tong Wan, previously filed with the Commission as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 1998 (the “Form 8-K”), which is incorporated herein by reference.

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

10.21
Employment Agreement dated as of July 1, 1998 by and between the Company and John AuYeung, previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998, which is incorporated herein by reference.

10.22
Severance Agreement, dated February 23, 1999, by and between the Company and Thomas P. Parkinson, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Commission on May 17, 1999, which is incorporated herein by reference.

10.23	Employment Agreement dated August 27, 1999 by and between the Company and James F. Gardner.

10.24
Settlement and Release Agreement by and among Thomas Wah Tong Wan, the Company and ValenceTech Limited dated July 27, 2000, previously filed with the Commission as Exhibit 10.1 to the September 2000 10-Q, which is incorporated herein by reference.

Exhibit Number	Description

Other Material Contracts

10.25
Shareholders Agreement dated as of January 27, 1994, between the Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.3 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 2 to such Registration Statement filed with the Commission on August 2, 1996 (File No. 333-4974-LA) (the “Registration Statement Amendment No. 2”), which is incorporated herein by reference.

10.26
Shareholders Agreement II dated as of January 9, 1995, between the Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.1 to the Registration Statement, which is incorporated herein by reference.

10.27
Shareholders Agreement III dated as of April 21, 1995, between the Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.2 to the Registration Statement, which is incorporated herein by reference.

10.28
Asset Purchase Agreement dated as of June 30, 1993, between the Company and Hughes Aircraft, previously filed with the Commission as Exhibit 10.1 to the Registration Statement, which is incorporated herein by reference.

10.29
Stock Purchase Agreement dated as of January 9, 1995, between the Company and Packard Bell Electronics, Inc. d/b/a Packard Bell Corporation, previously filed with the Commission as Exhibit 10.3 to the Registration Statement Amendment No. 2, which is incorporated herein by reference.

10.30
Amended and Restated Stock Option Agreement dated as of January 9, 1995, between the Company and Packard Bell Electronics, Inc. d/b/a Packard Bell Corporation, previously filed with the Commission as Exhibit 10.4 to the Registration Statement, which is incorporated herein by reference.

10.31
License Agreement dated as of January 9, 1995, between the Company and Packard Bell Electronics, Inc. d/b/a Packard Bell Corporation, previously filed with the Commission as Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 3 to such Registration Statement filed with the Commission on August 7, 1996 (File No. 333-4974-LA) (the “Registration Statement Amendment No. 3”), which is incorporated herein by reference.

10.32
License Agreement dated as of June 27, 1988, between Hughes Aircraft and Sony Corporation, as amended and assigned to the Company, previously filed with the Commission as Exhibit 10.6 to the Registration Statement Amendment No. 3, which is incorporated herein by reference.

10.33
Industrial Real Estate Lease dated May 30, 1997, between the Company and Daimler Commerce Partners, L.P., previously filed with the Commission as Exhibit 10.1 to the Company’s Form 10-QSB for the quarterly period ended June 30, 1997, filed with the Commission on August 13, 1997, which is incorporated herein by reference.

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

10.38
Registration Rights Agreement dated as of January 28, 1998, by and between the Company and R.G.A. & Associates, Ltd., d/b/a ToteVision and VIP Labs® and William S. Taraday, previously filed with the Commission as Exhibit 10.37 to the 1997 Annual Report, filed with the Commission on March 31, 1998, which is incorporated herein by reference.

10.39
Warrant to Purchase 94,000 Shares of Common Stock of the Company dated February 26, 1998, held by R.G.A. & Associates, Ltd., d/b/a ToteVision and VIP Labs®, previously filed with the Commission as Exhibit 10.38 to the 1997 Annual Report, which is incorporated herein by reference.

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

10.43	Registration Rights Agreement dated as of May 21, 1998, previously filed with the Commission as Exhibit 10.1 to the June 1998 Form 10-Q, which is incorporated herein by reference.

10.44	Credit and Security Agreement dated as of July 6, 1999, by and between the Company and City National Bank.

10.45	Securities Account Control Agreement dated as of July 6, 1999, by and among the Company, Investors Bank & Trust Company, Salomon Brothers Asset Management Inc. and City National Bank.

10.46	Revolving Credit Note dated July 6, 1999, by the Company in favor of City National Bank.

10.47
First Amendment to Credit and Security Agreement dated as of April 1, 2001, by and between the Company and City National Bank previously filed with the Commission as Exhibit 10.1 to the March 2001 Form 10-Q, which is incorporated herein by reference.

10.48
New Revolving Credit Note dated April 1, 2001, by the Company in favor of City National Bank previously filed with the Commission as Exhibit 10.2 to the March 2001 Form 10-Q, which is incorporated herein by reference.

10.49
Common Stock Purchase Agreement dated as of March 8, 2000 by and among SRS Labs, Inc., SRSWOWcast.com, Inc. and Microsoft Corporation, previously filed with the Commission as Exhibit 10.1 to the March 2000 10-Q, which is incorporated herein by reference.

10.50
Common Stock Purchase Warrant dated March 8, 2000 granted to Microsoft Corporation by SRS Labs, Inc., previously filed with the Commission as Exhibit 10.2 to the March 2000 10-Q, which is incorporated herein by reference.

10.51
Common Stock Purchase Warrant dated March 8, 2000 granted to Microsoft Corporation by SRSWOWcast.com, Inc., previously filed with the Commission as Exhibit 10.3 to the March 2000 10-Q, which is incorporated herein by reference.

Exhibit Number	Description

10.52
Series A Preferred Stock and Warrant Purchase Agreement dated September 29, 2000 between SRSWOWcast.com, Inc. and the Investors named on Schedule A to the Series A Preferred Stock and Warrant Purchase Agreement, previously filed with the Commission as Exhibit 10.2 to the September 2000 10-Q, which is incorporated herein by reference.

10.53
Investor Rights Agreement dated as of September 29, 2000 between SRSWOWcast.com, Inc. and the persons whose names appear on the Signature Page to the Investor Rights Agreement, previously filed with the Commission as Exhibit 10.3 to the September 2000 10-Q, which is incorporated herein by reference.

21	Subsidiaries.

23	Consent of Deloitte & Touche LLP dated March 28, 2002.

24	Power of attorney (included on page 67 of the Form 10-K).

(b)    Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SR	S LABS, INC., a Delaware corporation

Date:  March 29, 2002
By:	/s/ THOMAS C.K. YUEN
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

Name	Capacity	Date

/s/ THOMAS C.K. YUEN Thomas C.K. Yuen	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2002

/s/ DARRELL E. BAKER Darrell E. Baker	Vice President — Finance, Secretary and acting Treasurer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ GARETH C.C. CHANG Gareth C.C. Chang	Director	March 29, 2002

/s/ ROBERT PFANNKUCH Robert Pfannkuch	Director	March 29, 2002

/s/ STEPHEN V. SEDMAK Stephen V. Sedmak	Director	March 29, 2002

/s/ JEFFREY I. SCHEINROCK Jeffrey I. Scheinrock	Director	March 29, 2002

/s/ JOHN TU John Tu	Director	March 29, 2002

/s/ SAM YAU Sam Yau	Director	March 29, 2002

EXHIBIT INDEX

Exhibit Number	Description

2.1
Purchase Agreement dated as of February 24, 1998, by and among the Company, Valence Technology Inc., Thomrose Holdings (BVI) Limited, Rayfa (BVI) Limited, Cape Spencer International Limited, and Anki (BVI) Limited, previously filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 1998 (the “Form 8-K”), which is incorporated herein by reference.

2.2
Stock Purchase Agreement dated as of February 24, 1998, by between the Company and North 22 Capital Partners 2, Inc., previously filed with the Commission as Exhibit 2.2 to the Form 8-K, which is incorporated herein by reference.

2.3
Purchase Agreement dated as of January 28, 1998, between the Company and R.G.A. & Associates, Ltd. d/b/a ToteVision and VIP Labs® previously filed with the Commission as Exhibit 2.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed with the Commission on March 31, 1998 (the “1997 Annual Report”), which is incorporated herein by reference.

2.4
Asset Purchase Agreement dated as of May 21, 1998 by and between Rocktron Corporation and the Company, previously filed with the Commission as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (the “June 1998 10-Q”), which is incorporated herein by reference.

3.1
Certificate of Incorporation of the Company, previously filed with the Commission as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 1 to such Registration Statement filed with the Commission on July 3, 1996 (File No. 333-4974-LA) (the “Registration Statement Amendment No. 1”), which is incorporated herein by reference.

3.2
Bylaws of the Company, previously filed with the Commission as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Commission on November 12, 1999, which is incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1
Employment Agreement dated July 1, 1996, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.8 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

10.2
Amendment to Employment Agreement dated as of March 14, 1997, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Commission on March 31, 1997 (the “1996 Annual Report”), which is incorporated herein by reference.

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

10.6
SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Purchase Plan — 1993, as amended and restated, previously filed with the Commission as Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 3, 1996 (File No. 333-4974-LA) (the “Registration Statement”), which is incorporated herein by reference.

10.7
Stock Option Agreement dated January 19, 1994, between the Company and Stephen V. Sedmak, as amended, previously filed with the Commission as Exhibit 10.13 to the Registration Statement, which is incorporated herein by reference.

10.8
SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, previously filed with the Commission as Appendix A to the Company’s Definitive Proxy Statement dated April 30, 1998, filed with the Commission on April 30, 1998, which is incorporated herein by reference.

10.9
SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, as amended, previously filed with the Commission as Appendix A to the Company’s Definitive Proxy Statement dated and filed with the Commission on April 26, 2000, which is incorporated herein by reference.

10.10
SRS Labs, Inc. 1996 Amended and Restated Nonemployee Directors Stock Option Plan, previously filed with the Commission as Appendix A to the Company’s Definitive Proxy Statement dated and filed with the Commission on April 29, 1999, which is incorporated herein by reference.

10.11
SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors Stock Option Plan, as amended, previously filed with the Commission as Appendix B to the Company’s Definitive Proxy Statement dated and filed with the Commission on April 30, 2001, which is incorporated herein by reference.

10.12	Annual Incentive Bonus Plan, previously filed with the Commission as Exhibit 10.18 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

10.13	SRS Labs, Inc. Supplemental Executive Incentive Bonus Plan, previously filed with the Commission as Exhibit 10.14 to the 1996 Annual Report, which is incorporated herein by reference.

10.14	Form of Indemnification Agreement, previously filed with the Commission as Exhibit 10.20 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

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

10.18
Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Thomrose Holdings (BVI) Limited, and Thomas Wah Tong Wan, previously filed with the Commission as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 1998 (the “Form 8-K”), which is incorporated herein by reference.

10.19
Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Cape Spencer International Limited and Wong Yin Bun, previously filed with the Commission as Exhibit 2.6 to the Form 8-K, which is incorporated herein by reference.

Exhibit Number	Description

10.20
Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Rayfa (BVI) Limited and Choi Yat Ming, previously filed with the Commission as Exhibit 2.7 to the Form 8-K, which is incorporated herein by reference.

10.21
Employment Agreement dated as of July 1, 1998 by and between the Company and John AuYeung, previously filed with the Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998, which is incorporated herein by reference.

10.22
Severance Agreement, dated February 23, 1999, by and between the Company and Thomas P. Parkinson, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Commission on May 17, 1999, which is incorporated herein by reference.

10.23	Employment Agreement dated August 27, 1999 by and between the Company and James F. Gardner.

10.24
Settlement and Release Agreement by and among Thomas Wah Tong Wan, the Company and ValenceTech Limited dated July 27, 2000, previously filed with the Commission as Exhibit 10.1 to the September 2000 10-Q, which is incorporated herein by reference.

Other Material Contracts

10.25
Shareholders Agreement dated as of January 27, 1994, between the Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.3 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 2 to such Registration Statement filed with the Commission on August 2, 1996 (File No. 333-4974-LA) (the “Registration Statement Amendment No. 2”), which is incorporated herein by reference.

10.26
Shareholders Agreement II dated as of January 9, 1995, between the Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.1 to the Registration Statement, which is incorporated herein by reference.

10.27
Shareholders Agreement III dated as of April 21, 1995, between the Company and the Shareholders of the Company named therein, previously filed with the Commission as Exhibit 9.2 to the Registration Statement, which is incorporated herein by reference.

10.28
Asset Purchase Agreement dated as of June 30, 1993, between the Company and Hughes Aircraft, previously filed with the Commission as Exhibit 10.1 to the Registration Statement, which is incorporated herein by reference.

10.29
Stock Purchase Agreement dated as of January 9, 1995, between the Company and Packard Bell Electronics, Inc. d/b/a Packard Bell Corporation, previously filed with the Commission as Exhibit 10.3 to the Registration Statement Amendment No. 2, which is incorporated herein by reference.

10.30
Amended and Restated Stock Option Agreement dated as of January 9, 1995, between the Company and Packard Bell Electronics, Inc. d/b/a Packard Bell Corporation, previously filed with the Commission as Exhibit 10.4 to the Registration Statement, which is incorporated herein by reference.

10.31
License Agreement dated as of January 9, 1995, between the Company and Packard Bell Electronics, Inc. d/b/a Packard Bell Corporation, previously filed with the Commission as Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 3 to such Registration Statement filed with the Commission on August 7, 1996 (File No. 333-4974-LA) (the “Registration Statement Amendment No. 3”), which is incorporated herein by reference.

10.32
License Agreement dated as of June 27, 1988, between Hughes Aircraft and Sony Corporation, as amended and assigned to the Company, previously filed with the Commission as Exhibit 10.6 to the Registration Statement Amendment No. 3, which is incorporated herein by reference.

Exhibit Number	Description

10.33
Industrial Real Estate Lease dated May 30, 1997, between the Company and Daimler Commerce Partners, L.P., previously filed with the Commission as Exhibit 10.1 to the Company’s Form 10-QSB for the quarterly period ended June 30, 1997, filed with the Commission on August 13, 1997, which is incorporated herein by reference.

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

10.38
Registration Rights Agreement dated as of January 28, 1998, by and between the Company and R.G.A. & Associates, Ltd., d/b/a ToteVision and VIP Labs® and William S. Taraday, previously filed with the Commission as Exhibit 10.37 to the 1997 Annual Report, filed with the Commission on March 31, 1998, which is incorporated herein by reference.

10.39
Warrant to Purchase 94,000 Shares of Common Stock of the Company dated February 26, 1998, held by R.G.A. & Associates, Ltd., d/b/a ToteVision and VIP Labs®, previously filed with the Commission as Exhibit 10.38 to the 1997 Annual Report, which is incorporated herein by reference.

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

10.43	Registration Rights Agreement dated as of May 21, 1998, previously filed with the Commission as Exhibit 10.1 to the June 1998 Form 10-Q, which is incorporated herein by reference.

10.44	Credit and Security Agreement dated as of July 6, 1999, by and between the Company and City National Bank.

10.45	Securities Account Control Agreement dated as of July 6, 1999, by and among the Company, Investors Bank & Trust Company, Salomon Brothers Asset Management Inc. and City National Bank.

10.46	Revolving Credit Note dated July 6, 1999, by the Company in favor of City National Bank.

Exhibit Number	Description

10.47
First Amendment to Credit and Security Agreement dated as of April 1, 2001, by and between the Company and City National Bank previously filed with the Commission as Exhibit 10.1 to the March 2001 Form 10-Q, which is incorporated herein by reference.

10.48
New Revolving Credit Note dated April 1, 2001, by the Company in favor of City National Bank previously filed with the Commission as Exhibit 10.2 to the March 2001 Form 10-Q, which is incorporated herein by reference.

10.49
Common Stock Purchase Agreement dated as of March 8, 2000 by and among SRS Labs, Inc., SRSWOWcast.com, Inc. and Microsoft Corporation, previously filed with the Commission as Exhibit 10.1 to the March 2000 10-Q, which is incorporated herein by reference.

10.50
Common Stock Purchase Warrant dated March 8, 2000 granted to Microsoft Corporation by SRS Labs, Inc., previously filed with the Commission as Exhibit 10.2 to the March 2000 10-Q, which is incorporated herein by reference.

10.51
Common Stock Purchase Warrant dated March 8, 2000 granted to Microsoft Corporation by SRSWOWcast.com, Inc., previously filed with the Commission as Exhibit 10.3 to the March 2000 10-Q, which is incorporated herein by reference.

10.52
Series A Preferred Stock and Warrant Purchase Agreement dated September 29, 2000 between SRSWOWcast.com, Inc. and the Investors named on Schedule A to the Series A Preferred Stock and Warrant Purchase Agreement, previously filed with the Commission as Exhibit 10.2 to the September 2000 10-Q, which is incorporated herein by reference.

10.53
Investor Rights Agreement dated as of September 29, 2000 between SRSWOWcast.com, Inc. and the persons whose names appear on the Signature Page to the Investor Rights Agreement, previously filed with the Commission as Exhibit 10.3 to the September 2000 10-Q, which is incorporated herein by reference.

21	Subsidiaries.

23	Consent of Deloitte & Touche LLP dated March 28, 2002.

24	Power of attorney (included on page 67 of the Form 10-K).