Form 10-Q
period 2002-03-31
SRS LABS INC
filed 2002-05-14
CIK 1016470

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

                  For the quarterly period ended March 31, 2002

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

                                ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of April 30, 2002, 12,693,869 shares of the issuer's common stock, par value $0.001 per share, were outstanding. In addition, as of April 30, 2002, 124,900 shares of the issuer's common stock were held as treasury shares.

================================================================================

                                 SRS LABS, INC.

                                    Form 10-Q
                       For the Period Ended March 31, 2002

                                      Index

                                                                                                                             Page
                                                                                                                             ----
PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements .....................................................................................     4

                Condensed Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001 .............     4

                Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and
                2001 (Unaudited) .........................................................................................     5

                Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31,
                2002 and 2001 (Unaudited) ................................................................................     5

                Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and
                2001 (Unaudited) .........................................................................................     6

                Notes to the Condensed Interim Consolidated Financial Statements (Unaudited) .............................     7

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ....................    11

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...............................................    18


PART II - OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K .........................................................................    19

SIGNATURES ...............................................................................................................    20

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 SRS LABS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,     December 31,
                                                                    2002            2001
                                                                ------------    ------------
                                                                 (Unaudited)
                            ASSETS

Current Assets
    Cash and cash equivalents ...............................   $ 18,947,180    $ 19,011,167
    Investments available for sale ..........................        578,214         582,556
    Accounts receivable, net ................................      1,187,803         870,016
    Inventories, net ........................................      1,528,261       1,624,067
    Prepaid expenses and other current assets ...............        389,211         631,844
    Deferred income taxes ...................................        219,429         219,429
                                                                ------------    ------------

         Total Current Assets ...............................     22,850,098      22,939,079

  Furniture, fixtures & equipment, net ......................      1,599,390       1,672,801
  Goodwill, net .............................................        483,031         324,175
  Intangible assets, net ....................................      2,183,729       2,527,834
  Deferred income taxes .....................................        799,499         799,499
                                                                ------------    ------------

         Total Assets .......................................   $ 27,915,747    $ 28,263,388
                                                                ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable ........................................   $    802,344    $    822,698
    Accrued liabilities .....................................      1,693,146       1,357,105
    Income taxes payable ....................................      1,151,969       1,144,493
                                                                ------------    ------------

         Total Current Liabilities ..........................      3,647,459       3,324,296

Minority interest ...........................................        383,331         403,079
Commitments and contingencies


Stockholders' Equity
    Preferred stock - $.001 par value; 2,000,000 shares
     authorized; no shares issued and outstanding ...........             --              --
    Common stock - $.001 par value; 56,000,000 shares
     authorized; 12,818,769 and 12,789,644 shares issued;
     and 12,693,869 and 12,664,744 shares outstanding at
     March 31, 2002 and December 31, 2001, respectively......         12,819          12,790
    Additional paid-in capital ..............................     55,787,922      55,745,867
    Cumulative other comprehensive loss .....................        (76,462)        (74,055)
    Accumulated deficit .....................................    (31,387,328)    (30,696,595)
    Less treasury stock at cost, 124,900 shares .............       (451,994)       (451,994)
                                                                ------------    ------------

         Total Stockholders' Equity .........................     23,884,957      24,536,013
                                                                ------------    ------------


         Total Liabilities and Stockholders' Equity .........   $ 27,915,747    $ 28,263,388
                                                                ============    ============

     See accompanying notes to the condensed interim consolidated financial statements

                                 SRS LABS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                     ----------------------------
                                                         2002            2001
                                                     ------------    ------------
Total revenues ...................................   $  3,555,380    $  4,330,881
Cost of sales ....................................        793,345       2,301,290
                                                     ------------    ------------
Gross margin .....................................      2,762,035       2,029,591

Expenses
Sales and marketing ..............................      1,260,440       1,391,380
Research and development .........................        965,076         878,094
General and administrative .......................      1,233,525       1,561,926
                                                     ------------    ------------
  Total expenses .................................      3,459,041       3,831,400
  Loss from operations ...........................       (697,006)     (1,801,809)
Other income, net ................................         87,963         234,041
Minority interest ................................         19,748          72,828
                                                     ------------    ------------
Loss before income tax expense ...................       (589,295)     (1,494,940)
Income tax expense ...............................        101,438          70,594
                                                     ------------    ------------
Net loss .........................................   $   (690,733)   $ (1,565,534)
                                                     ============    ============

Net loss per common share:
   Basic and diluted .............................   $      (0.05)   $      (0.12)
                                                     ============    ============

Weighted average shares used in the calculation of
   net loss per common share:
   Basic and diluted .............................     12,669,407      12,582,262
                                                     ============    ============

                                 SRS LABS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                     ----------------------------
                                                         2002            2001
                                                     ------------    ------------
Net loss .........................................   $   (690,733)   $ (1,565,534)
Other comprehensive income (loss)
   Unrealized (loss) gain on investments available
     for sale, net of tax ........................         (2,407)          8,296
                                                     ------------    ------------
Comprehensive loss ...............................   $   (693,140)   $ (1,557,238)
                                                     ============    ============

     See accompanying notes to the condensed interim consolidated financial statements

                                 SRS LABS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                          2002            2001
                                                                      ------------    ------------
Cash Flows From Operating Activities:
Net loss ..........................................................   $   (690,733)   $ (1,565,534)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
      Depreciation and amortization ...............................        352,407         531,487
      Minority interest ...........................................        (19,748)        (72,828)
      Provision for doubtful accounts .............................         38,319           3,982
      Provision for obsolete inventory ............................         93,714         (68,508)
      Other .......................................................             --           2,277
      Amortization of premium on investments available for sale ...            263           4,781
      Increase in deferred stock option compensation ..............         13,703          19,412
      Changes in operating assets and liabilities:
         Accounts receivable ......................................       (356,106)       (787,149)
         Inventories ..............................................          2,092         465,768
         Prepaid expenses and other current assets ................        242,633         189,111
         Accounts payable .........................................        (20,354)       (142,204)
         Accrued liabilities ......................................        336,041        (104,298)
         Income taxes payable .....................................          9,148         (20,027)
                                                                      ------------    ------------
     Net cash provided by (used in) operating activities ..........          1,379      (1,543,730)

Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment .....................        (93,747)       (196,101)
Proceeds from sale of investments available for sale ..............             --       1,700,000
                                                                      ------------    ------------
     Net cash (used in) provided by investing activities ..........        (93,747)      1,503,899

Cash Flows From Financing Activities:
Principal payment on line of credit ...............................             --      (4,000,000)
Proceeds from exercise of stock options ...........................         28,381             631
                                                                      ------------    ------------
     Net cash provided by (used in) financing activities ..........         28,381      (3,999,369)
                                                                      ------------    ------------

Net decrease in cash and cash equivalents .........................        (63,987)     (4,039,200)
Cash and cash equivalents, beginning of period ....................     19,011,167      24,128,480
                                                                      ------------    ------------

Cash and cash equivalents, end of period ..........................   $ 18,947,180    $ 20,089,280
                                                                      ============    ============

Supplemental Disclosures Of Cash Flow Information:
   Cash paid during the period for:
     Interest .....................................................   $         --    $    125,834
     Income taxes .................................................   $     92,290    $     90,622
Supplemental Disclosures Of Non-Cash Investing and
  Financing Activities:
     Unrealized (loss) gain on investments, net ...................   $     (2,407)   $      8,296

     See accompanying notes to the condensed interim consolidated financial statements

                                 SBS LABS, INC.
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   General/Basis of Presentation

     SRS Labs, Inc. ("SRS Labs") conducts its business activities through the following three operating business units: SRS Labs, the parent company; its wholly-owned subsidiary, ValenceTech Limited and ValenceTech Limited's wholly-owned subsidiaries (collectively "Valence"); and its majority-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies ("SRSWOWcast"). SRS Labs and its majority-owned and wholly-owned subsidiaries together are hereby collectively referred to as the "Company".

     The Company is a developer and provider of application specific integrated circuits, ("ASICs"), standard integrated circuits ("ICs") and audio and voice technology solutions for the consumer electronics, home theater, DVD, portable audio, wireless device, computer, game, broadcast, Internet and telecommunications markets. The Company operates in the following five business segments:

..    SRS Labs

      .   Licensing: SRS Labs develops and licenses audio and voice technologies
          ---------
          to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world.

      .   Products: SRS Labs sells consumer products which incorporate its
          --------
          proprietary technologies.

..    Valence

      .   ASICs: Valence develops and markets technology solutions in the form
          -----
          of analog and digital signal processor ("DSP") ASIC semiconductors or other imbedded custom semiconductor designs to OEMs.

      .   Component Distribution: Valence is an authorized, non-exclusive
          ----------------------
          distributor of semiconductor components, subassemblies and finished goods for selected OEM customers. The Company expects this business segment will be completely phased out by the end of 2002.

..    SRSWOWcast

      .   Internet and Broadcast: SRSWOWcast develops and licenses software and
          ----------------------
          hardware audio enhancement technology solutions for the Internet and broadcast markets.

     The accompanying condensed interim consolidated financial statements have been prepared by the Company without audit in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain accounts as previously reported have been reclassified to conform to the current period presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.   Intangible Assets, Goodwill and Amortization

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", which, among other things, requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, no longer permits the use of the pooling-of-interests method of accounting for business combinations and broadens the criteria for recording intangible assets separate from goodwill.

     In July 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and other identifiable intangible assets with indefinite useful lives and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period. On January 1, 2002, the Company adopted SFAS No. 142.

                                 SBS LABS, INC.
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     SFAS No. 141 requires assembled workforce intangibles to be reclassified to goodwill in the same period SFAS No. 142 is initially adopted. Net loss for the quarter ended March 31, 2001 would have been reduced by $81,299 had goodwill and assembled workforce intangible amortization been discontinued effective January 1, 2001. Net loss per common share for the quarter ended March 31, 2001, after adjusting for the impact of discontinued goodwill and assembled workforce intangible amortization, would have remained unchanged at $(0.12) per common share.

     Changes to goodwill and intangible assets during the quarter ended March 31, 2002, including the effects of adopting SFAS No. 141 and SFAS No. 142, are as follows:

                                                         Goodwill    Intangibles       Total
                                                         --------    -----------       -----
          Balance at December 31, 2001, net of
            accumulated amortization ................. $   324,175   $ 2,527,834    $ 2,852,009
          Intangible assets reclassified to goodwill       158,856      (158,856)            --
          Amortization expense .......................          --      (185,249)      (185,249)
                                                       -----------   -----------    -----------
          Balance at March 31, 2002, net of
            accumulated amortization ................. $   483,031   $ 2,183,729    $ 2,666,760
                                                       ===========   ===========    ===========

     At March 31, 2002 goodwill and intangible assets with a cost of $1,711,886 and $6,247,002, respectively had accumulated amortization balances of $1,228,855 and $4,063,273, respectively. The balance of goodwill relates to the Valence ASIC and component distribution business segments.

     All identified intangible assets required to be amortized under SFAS No. 142 are amortized on a straight-line basis. Estimated future amortization expense relating to these identified intangible assets is as follows for the years ending December 31,

                         2002 ......................  $581,315
                         2003 ......................  $354,905
                         2004 ......................  $346,931
                         2005 ......................  $323,785
                         2006 ......................  $304,525

3.   Investments Available for Sale

     The Company has classified its investments as available-for-sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As of March 31, 2002, the Company's available-for-sale investments consist of municipal bonds with a cost of $570,011 and an estimated fair value of $578,214, based on quoted market prices. The gross unrealized gains on these investments of $8,203 net of income taxes of $3,363 are reported as a separate component of stockholders' equity.

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

5.   Minority Interest

     Minority interest represents the minority stockholders' proportionate share of the equity in consolidated subsidiary SRSWOWcast. At March 31, 2002, the Company owned approximately 87% of the outstanding capital stock of SRSWOWcast.

6.   Net Loss Per Common Share

     The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the Company to disclose basic and diluted earnings per share.

                                 SBS LABS, INC.
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.   Commitments and Contingencies

     The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

8.   Stockholders' Equity

     During the fiscal year ended December 31, 1998 ("Fiscal 1998"), the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock for a period from December 23, 1998 to December 31, 1999 (the "1998 Repurchase Program"). Under the 1998 Repurchase Program, 71,100 shares had been repurchased at a cost of $263,281. On September 17, 2001, the Company's Board of Directors authorized the repurchase of up to 250,000 of the outstanding shares of the Company's common stock for a period from September 17, 2001 to March 17, 2002 (the "2001 Repurchase Program"). As of March 31, 2002, 53,800 shares had been repurchased at a cost of $188,713 under the 2001 Repurchase Program. All repurchased shares under both the 1998 Repurchase Program and the 2001 Repurchase Program are reflected as treasury stock in the accompanying consolidated balance sheets.

9.   Segment Information

     During 2001 the Company changed the composition of its segments to correspond with how management now assesses the performance of each operating segment. Segment information for the three months ended March 31, 2001, previously two segments, has been restated to conform to the current year presentation. The Company operates its three operating units in the following five business segments: (i) SRS Labs - the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers; (ii) SRS Labs - the sale of consumer products incorporating SRS proprietary technologies; (iii) Valence - the development and marketing of technology either in the form of ASICs or other imbedded custom semiconductor designs; (iv) Valence - the component distribution business; and (v) SRSWOWcast - the sale of hardware and software solutions to the Internet and broadcast audio markets. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments:

                                                                              Business Segments
                                              ---------------------------------------------------------------------------------
                                                      SRS Labs                 Valence              SRSWOWcast
                                              -----------------------   -----------------------   ---------------
                                                                                                   Internet and
                                               Licensing    Products       ASIC      Components   Broadcast Sales      Total
                                               ---------    --------       ----      ----------   ---------------      -----
          Three Months Ended
          March 31, 2002
          Net revenues ...................    $1,795,722   $   24,919   $1,471,142   $  234,931      $   28,666      $3,555,380
          Cost of sales ..................        26,272       17,967      514,821      234,217              68         793,345
                                              ----------   ----------   ----------   ----------      ----------      ----------
          Gross margin ...................    $1,769,450   $    6,952   $  956,321   $      714      $   28,598      $2,762,035
                                              ==========   ==========   ==========   ==========      ==========      ==========

          Three Months Ended
          March 31, 2001
          Net revenues ...................    $1,164,481   $   14,255   $1,083,913   $2,064,428           3,804      $4,330,881
          Cost of sales ..................         7,672       11,728      410,710    1,871,180              --       2,301,290
                                              ----------   ----------   ----------   ----------      ----------      ----------
          Gross margin ...................    $1,156,809   $    2,527   $  673,203   $  193,248      $    3,804      $2,029,591
                                              ==========   ==========   ==========   ==========      ==========      ==========

10.  Recent Accounting Pronouncements

     In August 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS No. 143 will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

                                 SBS LABS, INC.
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     In October 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of either by sale or other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This information should be read in conjunction with the unaudited condensed interim consolidated financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The forward-looking statements in this discussion regarding the markets in which the Company operates, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, as described in "Factors That May Affect Future Results" in this Report. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

     SRS Labs, Inc. ("SRS Labs") conducts its business activities through the following three operating business units: SRS Labs, the parent company; its wholly-owned subsidiary, ValenceTech Limited and ValenceTech Limited's wholly-owned subsidiaries (collectively "Valence"); and its majority-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies ("SRSWOWcast"). SRS Labs and its majority-owned and wholly-owned subsidiaries together are hereby collectively referred to as the "Company".

     The Company is a developer and provider of application specific integrated circuits, ("ASICs"), standard integrated circuits ("ICs") and audio and voice technology solutions for the consumer electronics, home theater, DVD, portable audio, wireless device, computer, game, broadcast, Internet and telecommunications markets. The Company operates in the following five business segments:

..    SRS Labs

      .   Licensing: SRS Labs develops and licenses audio and voice technologies
          ---------
          to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world.

      .   Products: SRS Labs sells consumer products which incorporate its
          --------
          proprietary technologies.

..    Valence

      .   ASICs: Valence develops and markets technology solutions in the form
          -----
          of analog and digital signal processor ("DSP") ASIC semiconductors or other imbedded custom semiconductor designs to OEMs.

      .   Component Distribution: Valence is an authorized, non-exclusive
          ----------------------
          distributor of semiconductor components, subassemblies and finished goods for selected OEM customers. The Company expects this business segment will be completely phased out by the end of 2002.

..    SRSWOWcast

      .   Internet and Broadcast: SRSWOWcast develops and licenses software and
          ----------------------
          hardware audio enhancement technology solutions for the Internet and broadcast markets.

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

     On March 2, 1998, the Company acquired 100% of the outstanding stock of Valence Technology Inc. (a British Virgin Islands holding company ultimately succeeded by Valence), with its principal business operations in Hong Kong and the Peoples Republic of China (the "PRC"). This acquisition significantly expanded the Company's business activities from the original licensing model to include the design, manufacture and marketing of ASICs, ICs, components and other products.

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

     SRSWOWcast was formed during the fiscal year ended December 31, 1999 ("Fiscal 1999") initially to operate as an entertainment portal with original Internet programming, syndicated programming and a demonstration platform for SRS audio technologies. In February 2001, SRSWOWcast revised its Internet strategy in order to focus on the licensing of the Company's audio and voice enhancement technology solutions for Internet audio, online radio and traditional broadcast applications, such as television, radio, cable and satellite. SRSWOWcast has established a direct sales force to market the technology solutions and a line of hardware and software products. Consistent with the licensing trademark policy, SRSWOWcast will actively promote the use of the SRS Labs trademarks and logos and will direct its customers to display the appropriate SRS technology logo.

     Critical Accounting Policies

     The Company has prepared the accompanying condensed interim consolidated financial statements without audit in conformity with accounting principles generally accepted in the United States for interim financial information. We are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon available information, historical experience and/or forecasts. Critical accounting policies are defined as those that are both very important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include those relating to allowances for doubtful accounts receivable and inventory obsolescence reserves.

     Allowance for Doubtful Accounts

     The Company's trade receivables are derived from sales to OEMs and distributors in the consumer electronics, home theater, computer, game, broadcast, Internet and telecommunications markets primarily in Asia, North America and Europe. The Company makes periodic evaluations of the creditworthiness of its customers and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary. The Company maintains an allowance for estimated uncollectible accounts receivable and such losses have historically been within management's expectations. Any deterioration in the financial condition of our customers could result in an impairment of their ability to pay our accounts receivable in full which may require an increase in our allowance for doubtful accounts and would negatively affect operating results.

     Inventory Obsolescence Reserves

     Inventories, which consist of finished goods, are stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method and is comprised of material costs and, where applicable, subcontracting and overhead costs that have been incurred in bringing the inventories to their present location and condition. Net realizable value represents the estimated selling price less costs to be incurred in selling and distribution. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimates of product demand, current material costs and/or net realizable value. Adverse changes in technology or market conditions could result in a decrease in demand for our products, which may require an increase to our inventory obsolescence reserves and would negatively affect operating results.

Results of Operations

Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001

Revenues

     The Company generates revenues in five business segments. Semiconductor revenue consists of design fees and sales of ASICs by Valence to OEM manufacturers and sales of general purpose ICs designed by the Company under the brand name ASP. Licensing revenues are royalties generated primarily from the license of the Company's audio and voice technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Component distribution revenue consists of (a) the manufacture and sale of Valence's own branded product line of VCD players, amplifiers and game products and (b) the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and PRC markets. Product sales represent sales of consumer products incorporating one or more of SRS Labs' proprietary technologies. Internet and broadcast revenues consist of the sale of hardware and software applications involving the Internet and broadcast audio markets.

     Total revenues for the three months ended March 31, 2002 were $3,555,380 compared to $4,330,881 for the three months ended March 31, 2001, a decrease of $775,501 or 17.9%. Semiconductor revenues were $1,471,142 for the three months ended March 31, 2002 compared to $1,083,913 for the three months ended March 31, 2001 an increase of $387,229 or 35.7%. This increase was due to a refocusing of efforts toward the ASIC design business at Valence and away from the lower margin component distribution business. Licensing revenues were $1,795,722 for the three months ended March 31, 2002 compared to $1,164,481 for the three months ended March 31, 2001 an increase of $631,241 or 54.2%. This increase was attributable to a continuation of the sales growth of home entertainment products such as DVD players and other products which incorporate our technologies. Component distribution revenues were $234,931 for the three months ended March 31, 2002 compared to $2,064,428 for the three months ended March 31, 2001 a decrease of $1,829,497 or 88.6%. This decrease was due to the Company's decision to focus on higher margin semiconductor and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues and revenues generated by the Company's Internet and broadcast based business were $24,919 and $28,666, respectively for the three months ended March 31, 2002 and $14,255 and $3,804, respectively for the three months ended March 31, 2001.

Gross Margin

     Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage increased from 46.9% for the quarter ended March 31, 2001, to 77.7% for the same period in 2002. The increase is attributable to continued efforts by Valence to shift away from low margin distribution product lines and an increase in the revenue mix during the quarter ended March 31, 2002 in high margin licensing business. Looking forward we expect more modest consolidated gross margins of approximately 70% due to shifts in the expected revenue mix.

Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries, sales consultants' fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,260,440 for the three months ended March 31, 2002 compared to $1,391,380 for the same prior year period, a decrease of $130,940, or 9.4%. The net decrease in sales and marketing expenses for the three months ended March 31, 2002 is primarily attributable to increased efforts to control marketing costs at SRSWOWcast which refocused its business strategy in February 2001 to licensing within the Internet and broadcast markets.

Research and Development

     Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $965,076 for the three months ended March 31, 2002 compared to $878,094 for the same prior year period, an increase of $86,982, or 9.9%. Research and development costs as a percentage of revenues increased from 20.3% of revenues for the quarter ended March 31, 2001 to 27.1% of revenues for the same period this year.

General and Administrative

     General and administrative ("G&A") expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,233,525 for the three months ended March 31, 2002 compared to $1,561,926 for the same prior year period, a decrease of $328,401, or 21.0%. The decrease was primarily attributable to a reduction in the level of amortization expense related to certain categories of intangibles becoming fully amortized, a discontinuation of goodwill and certain other intangible amortization in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 as well as a general reduction in G&A over all business segments. As a percentage of total revenues, G&A expenses decreased from 36.1% for the quarter ended March 31, 2001, to 34.7% for the same period this year.

Other Income, Net

     Other income, net consists primarily of interest income, interest expense and foreign currency transaction gains and losses. Other income, net was $87,963 for the three months ended March 31, 2002 compared to $234,041 for the same prior year period, a decrease of $147,078 or 62.4%. The decrease is primarily due to lower interest income which is attributable to lower average cash and investment balances during the current year quarter as well as a significant reduction in interest rates offered on investment balances.

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

Provision for Income Taxes

     The income tax expense for the three months ended March 31, 2002 was $101,438 compared to tax expense of $70,594 for the same prior year period, an increase of $30,844 or 43.7%. The increase is primarily a result of higher levels of foreign tax on higher licensing revenues sourced from countries requiring foreign tax withholdings.

Liquidity and Capital Resources

     The Company's principal source of liquidity to fund ongoing operations at March 31, 2002 consisted of cash, cash equivalents and investments aggregating $19,525,394. At December 31, 2001, the Company had cash, cash equivalents and short-term investments of $19,593,723. The Company has adopted an investment guideline restricting the types and minimum quality of investments the Company is authorized to purchase. At March 31, 2002, the Company had cash and cash equivalents of $18,947,180 and investments of $578,214. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original or remaining maturities of three months or less. Investments consist of municipal bonds rated a minimum of A1.

     The Company's operating activities generated $1,379 in cash for the three months ended March 31, 2002, and utilized $1,543,730 for the three months ended March 31, 2001. The source of cash from operations resulted from the Company's loss from operations for the quarter adjusted for non-cash charges primarily related to depreciation and amortization and changes in operating assets and liabilities. The net decrease in cash and cash equivalents of $63,987 for the quarter is primarily attributable to the purchase of furniture, fixtures and equipment. Net cash from financing activities of $28,381 was attributable to the proceeds from sale of common stock pursuant to exercise of employee stock options.

     In November 1999, Valence obtained a credit facility with a bank that provided for availability under the line of credit aggregating approximately $5,000,000. In January 2001, the credit facility was renegotiated to reduce the amount of availability to borrow under the credit facility and to provide for a variety of import/export trade instruments up to $2,000,000 at interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility was collateralized by certain of Valence's assets on deposit with the bank. The facility expired on October 31, 2001 and is currently being renegotiated. There can be no assurance that management will be successful in the renegotiation of a new credit facility on terms favorable to the Company, or at all. At March 31, 2002, there were no obligations outstanding under this credit facility.

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

Newly Adopted and Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations", which, among other things, requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, no longer permits the use of the pooling-of-interests method of accounting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In July 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and other identifiable intangible assets with indefinite useful lives and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period. On January 1, 2002, the Company adopted SFAS No. 142. Net loss for the quarter ended March 31, 2001 would have been reduced by $81,299 had goodwill and assembled workforce intangible amortization been discontinued effective January 1, 2001. Net loss per common share for the quarter ended March 31, 2001, after adjusting for the impact of discontinued goodwill and assembled workforce intangible amortization would have remained unchanged at $(0.12) per common share.

     In August 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS No. 143 will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In October 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of either by sale or other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

Valence's Business

     The Company derives a significant amount of its revenue from Valence's ASIC business. Valence's engineering team focuses on the design of custom ASICs to meet specific customers' requirements and outsources the production of the design to mask houses, foundaries and packaging houses located primarily in Asia. The operations of Valence could be affected by a variety of factors, including the timing of customer orders, the timing of development revenue, changes in the mix of products distributed and the mix of distribution channels employed, the emergence of new industry standards, product obsolescence and changes in pricing policies by the Company, its competitors or its suppliers.

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

Internet Business

     In Fiscal 1999, the Company launched its Internet business with the formation of SRSWOWcast. In the fiscal year ended December 31, 2000 ("Fiscal 2000"), SRSWOWcast commenced operations with a business plan which focused on developing and acquiring audio based content to attract visitor traffic to its website in order to sell advertising and e-commerce products. In 2001, the Company changed its Internet strategy to focus on the sale and licensing of software and hardware products incorporating the Company's audio and voice enhancement technology solutions to the broadcast and Internet markets. There can be no assurance that this new business model will develop a sufficient customer base to be able to generate meaningful revenue.

Product Business

     In Fiscal 1999, the Company developed and marketed on its e-commerce site, www.wowthing.com, its first consumer audio product, the WOWThing Processor Box. The WOWThing Processor Box enhances the sound quality of music downloaded over the Internet as well as audio performance of computer and home entertainment products and speakers. This was the Company's first entry into the consumer market in the United States which is both competitive and demands products with short life cycles. In Fiscal 2000, the Company packaged the hardware and began to market two models: "WOW Thing for Computers" and "WOW Thing for Game Consoles" to consumers and resellers. Although revenues from these products have not been significant, this product group helps elevate awareness of the technology as well as create brand awareness with the Company's customers and consumers.

     The Company intends to expand its offerings of high-end audio enhancement products. There can be no assurance that the Company will be able to develop an effective distribution channel and build brand recognition as a product manufacturer. As the business increases, it is anticipated that significant capital will be required to finance product inventory and accounts receivable. As a result, the Company is subject to risks of product obsolescence, bad debt and insufficient financial resources to grow the business.

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

     The PRC economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors. There can be no assurance that such growth will continue or that any potential currency devaluation in the region will not have a negative effect on the Company's business, including Valence. The PRC economy has also experienced deflation in the past which may continue in the future. The current economic situation may adversely affect the Company's profitability over time as expenditures for consumer electronics products and information technology may decrease due to the results of slowing domestic demand and deflation.

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

Marketability and Volatility of Stock Price

     The trading price of the Company's common stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in the Company's operating results, announcements of new products or technological innovations by the Company or its competitors, strategic alliances between the Company and third parties, general market fluctuations and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the markets in which the Company does business, or relating to the Company specifically, have in the past resulted in, and could in the future result in, an immediate and adverse effect on the market price of the Company's common stock. Even though our stock is quoted on the Nasdaq Stock Market, our stock has had and may continue to have low trading volume and high volatility. The historically low trading volume of our stock makes it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. Since our shares are thinly traded, our shareholders may have difficulty selling our common stock.

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

Foreign Currency

     The Company has subsidiary operations in Hong Kong and the PRC, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its Asian subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in the fiscal year ended December 31, 2001 and for the quarter ended March 31, 2002, due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar, and the exchange rate remained constant throughout such periods. Cash balances maintained by Valence in excess of normal operating requirements are invested in U.S. denominated bank accounts further reducing balance sheet exposure to changes in foreign currency exchange rates. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. None.


     (b) Reports on Form 8-K. No reports on Form 8-K were filed with the SEC during the three month period ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SRS LABS, INC.,
                                        a Delaware corporation

Date:  May 14, 2002                     By: /s/ DARRELL E. BAKER
                                           -------------------------------------
                                             Darrell E. Baker
                                             Vice President - Finance,
                                             Secretary and acting Treasurer
                                             (Authorized Signatory,
                                             Principal Financial Officer and
                                             Principal Accounting Officer)