Form 10-Q
period 2002-06-30
SRS LABS INC
filed 2002-08-13
CIK 1016470

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-21123

SRS LABS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0714264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2909 Daimler Street, Santa Ana, California 92705
(Address of principal executive offices) (Zip Code)

(949) 442-1070
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of July 31, 2002, 12,646,269 of the issuer's common stock, par value $.001 per share, were outstanding. In addition, as of July 31, 2002, 210,500 shares of the issuer's common stock were held as treasury shares.

SRS LABS, INC.

Form 10-Q
For the Period Ended June 30, 2002

Index

FORWARD-LOOKING INFORMATION

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management's current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results", herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

SRS LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$6,308,979	$19,011,167
Investments available for sale	—	582,556
Accounts receivable, net	848,018	870,016
Inventories, net	1,806,278	1,624,067
Prepaid expenses and other current assets	560,115	631,844
Deferred income taxes	219,429	219,429

Total Current Assets	9,742,819	22,939,079
Investments available for sale	13,972,075	—
Furniture, fixtures & equipment, net	1,580,477	1,672,801
Goodwill, net	483,031	324,175
Intangible assets, net	2,231,721	2,527,834
Deferred income taxes	799.499	799,499

Total Assets	$28,809,622	$28,263,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,419,270	$822,698
Accrued liabilities	1,824,069	1,357,105
Income taxes payable	1,278,013	1,144,493

Total Current Liabilities	4,521,352	3,324,296
Minority interest	363,049	403,079
Commitments and contingencies
Stockholders' Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 12,818,769 and 12,789,644 shares issued; and 12,646,269 and 12,664,744 shares outstanding at June 30, 2002 and December 31, 2001, respectively	12,819	12,790
Additional paid in capital	55,801,625	55,745,867
Cumulative other comprehensive loss	(136,540)	(74,055)
Accumulated deficit	(31,182,772)	(30,696,595)
Less treasury stock at cost, 172,500 shares at June 30, 2002 and 124,900 shares at December 31, 2001	(569,911)	(451,994)

Total Stockholders' Equity	23,925,221	24,536,013

Total Liabilities and Stockholders' Equity	$28,809,622	$28,263,388

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Total Revenues	$4,028,360	$4,844,375	$7,583,740	$9,175,256
Cost of Sales	1,114,815	2,335,065	1,908,160	4,636,355

Gross Margin	2,913,545	2,509,310	5,675,580	4,538,901
Expenses
Sales and marketing	923,460	1,154,036	2,193,219	2,545,416
Research and development	937,521	896,884	1,902,597	1,774,978
General and administrative	889,500	1,568.940	2,113,706	3,130,866

Total Expenses	2,750,481	3,619,860	6,209,522	7,451,260

Income (loss) from Operations	163,064	(1,110,550)	(533,942)	(2,912,359)
Other Income, Net	228,586	245,009	316,550	479,050
Minority Interest	20,282	44,810	40,030	117,638

Income (Loss) Before Income Tax Expense	411,932	(820,731)	(177,362)	(2,315,671)
Income Tax Expense	207,379	159,157	308,815	229,751

Net Income (Loss)	$204,553	$(979,888)	$(486,177)	$(2,545,422)

Net Income (loss) per common share:
Basic	$0.02	$(0.08)	$(0.04)	$(0.20)

Diluted	$0.02	$(0.08)	$(0.04)	$(0.20)

Weighted average shares used in the calculation of Net income (loss) per common share:
Basic	12,682,449	12,625,783	12,675,928	12,597,526

Diluted	12,746,527	12,625,783	12,675,928	12,597,526

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$204,553	$(979,888)	$(486,177)	$(2,545,422)
Other comprehensive income (loss)
Unrealized (loss) gain on investments available for sale, net of tax	(62,485)	(5,613)	(62,485)	2,683

Comprehensive income (loss)	$142,068	$(985,501)	$(548,662)	$(2,542,739)

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows From Operating Activities:
Net loss	$(486,177)	$(2,545,422)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	604,837	1,070,815
Minority interest	(40,030)	(117,638)
Provision for doubtful accounts	9,362	18,928
Provision for obsolete inventory	30,332	(69,936)
Other	—	3,877
Amortization of premium on investments available for sale	—	9,562
Increase in deferred stock option compensation	27,406	46,173
Changes in operating assets and liabilities:
Accounts receivable	12,636	(482,683)
Inventories	(212,543)	928,534
Prepaid expenses and other current assets	71,727	243,518
Accounts payable	596,572	(405,149)
Accrued liabilities	466,964	28,792
Income taxes payable	133,520	7,713

Net cash provided by (used) in operating activities	1,214,606	(1,262,916)
Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(209,520)	(267,344)
Purchase of investments available for sale	(14,034,560)	—
Proceeds from sale of investments available for sale	582,556	1,700,000
Expenditures related to patents and intangible assets	(165,734)	(73,948)

Net cash (used in) provided by investing activities	(13,827,258)	1,358,708
Cash Flows From Financing Activities:
Purchase of treasury stock	(117,917)	—
Principal payment on line of credit	—	(8,000,000)
Proceeds from exercise of stock options	28,381	43,082

Net cash used in financing activities	(89,536)	(7,956,918)

Net Decrease In Cash And Cash Equivalents	(12,702,188)	(7,861,126)
Cash And Cash Equivalents, Beginning Of Period	19,011,167	24,128,480

Cash And Cash Equivalents, End Of Period	$6,308,979	$16,267,354

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$151,667
Income taxes	$205,857	$164,235
Supplemental Disclosure Of Non-Cash Investing And Financing Activities:
Unrealized (loss) gain on investments, net	$(62,485)	$2,683

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

        The Company is a developer and provider of application specific integrated circuits, ("ASICs"), standard integrated circuits ("ICs") and audio and voice technology solutions for the consumer electronics, home theater, DVD, portable audio, wireless device, computer, game, broadcast, Internet and telecommunications markets. The Company operates in the following five business segments:

  •
  SRS Labs

  •
  Licensing:    SRS Labs develops and licenses audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world.

  •
  Products:    SRS Labs sells consumer products which incorporate its proprietary technologies.

  •
  Valence

  •
  ASICs:    Valence develops and markets technology solutions in the form of analog and digital signal processor ASIC semiconductors or other imbedded custom semiconductor designs to OEMs.

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

        The accompanying condensed interim consolidated financial statements have been prepared by the Company without audit in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain accounts have been reclassified from that previously reported to conform to the current period presentation.

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

2.    Intangible Assets, Goodwill and Amortization

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" which, among other things, requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, no longer permits the use of the pooling-of-interests method of accounting for business combinations and broadens the criteria for recording intangible assets separate from goodwill.

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and other identifiable intangible assets with indefinite useful lives and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on, at least, an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period.

        SFAS No. 141 requires assembled workforce intangibles to be reclassified to goodwill in the same period SFAS No. 142 is initially adopted. Net loss for the quarter and year to-date ended June 30, 2001 would have been reduced by $81,299 and by $162,598, respectively; had goodwill and assembled workforce intangible amortization been discontinued effective January 1, 2001. Net loss per common share for the quarter and year-to-date ended June 30, 2001, after adjusting for the impact of discontinued goodwill and assembled workforce intangible amortization, would have been reduced by $.01 to $(.07), and to $(.19), respectively per common share.

        SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with the estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of its adoption. As of June 30, 2002, the Company had completed both steps and has determined that there is no impairment of goodwill at this time.

        Changes to goodwill and intangible assets during the six months ended June 30, 2002, including the effects of adopting SFAS No. 141 and SFAS No. 142, are as follows:

	Goodwill	Identified Intangibles	Total
Balance at December 31, 2001, net of accumulated amortization	$324,175	$2,527,834	$2,852,009
Intangible assets reclassified to goodwill	158,856	(158,856)	—
Additions to Intangibles	—	165,733	165,733
Amortization expense	—	(302,990)	(302,990)

Balance at June 30, 2002, net of accumulated amortization	$483,031	$2,231,721	$2,714,752

        At June 30, 2002, goodwill and identified intangible assets with a cost of $1,711,886 and $4,552,735, respectively, had accumulated amortization balances of $1,228,855 and $2,321,014, respectively. The balance of goodwill relates to the Valence ASIC business segment.

        The following table reflects the components of identifiable intangible assets as of June 30, 2002:

	Gross Carrying Amount	Accumulated Amortization
Covenant not to Compete	$900,400	$785,718
Cell Library	1,150,000	533,137
Customer list	1,000,000	424,725
Patents	1,502,335	577,434

Total	$4,552,735	$2,321,014

        All identified intangible assets, required to be amortized under SFAS No. 142, are amortized on a straight-line basis and have a weighted-average amortization period of 8.5 years. Estimated future amortization expense relating to these identified intangible assets is as follows for the years ending December 31,

2002	$531,315
2003	$354,905
2004	$346,931
2005	$323,785
2006	$304,525

3.    Investments Available for Sale

        The Company has classified its investments as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of June 30, 2002, the Company's available-for-sale investments consist of municipal bonds, due in seven years and in thirty years, with a cost of $14,034,560 and an estimated fair value of $13,972,075, based on quoted market prices. The gross and net unrealized loss on these investments of $62,485 is reported as a separate component of stockholders' equity.

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

5.    Minority Interest

        Minority interest represents the minority stockholders' proportionate share of the equity in the consolidated subsidiary SRSWOWcast. At June 30, 2002, the Company owned approximately 87% of the outstanding capital stock of SRSWOWcast.

6.    Net Income (Loss) Per Common Share

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options using the treasury stock method. For the three month period ended June 30, 2002, potential common shares of 75,807 shares were included in the computation and were related to shares issued upon the exercise of stock options. For the six-month period ended June 30, 2002 potential common shares related to shares issuable upon the exercise of stock options of 5,113,287 were not included in the computation because they were anti-dilutive. For the three and six month period ended June 30, 2001 potential common shares related to the issuance upon exercise of stock options of 4,959,927 were not included in the computation because they were anti-dilutive.

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

8.    Stockholders' Equity

        During the fiscal year ended December 31, 1998 ("Fiscal 1998"), the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock for a period from December 23, 1998 to December 31, 1999 (the "1998 Repurchase Program"). Under the 1998 Repurchase Program, 71,100 shares had been repurchased at a cost of $263,281. On September 17, 2001, the Company's Board of Directors authorized the repurchase of up to 250,000 of the outstanding shares of the Company's common stock for a period from September 17, 2001 to March 17, 2002 (the "2001 Repurchase Program"). As of March 31, 2002, 53,800 shares had been repurchased at a cost of $188,713 under the 2001 Repurchase Program. On May 9, 2002, the company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock for a period from May 10, 2002 to November 10, 2002 (the "2002 Repurchase Program"). As of June 30, 2002, 47,600 shares had been repurchased at a cost of $117,917 under the 2002 Repurchase Program. All repurchased shares under all the Repurchase Programs are reflected as treasury stock in the accompanying consolidated balance sheets.

9.    Segment Information

        During 2001, the Company changed the composition of its segments to correspond with how management now assesses the performance of each operating segment. Segment information for the three months and year to-date ended June 30, 2001, previously two segments, has been restated to conform to the current year presentation. The Company operates its three operating units in the following five business segments: (i) SRS Labs—the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers; (ii) SRS Labs—the sale of consumer products incorporating SRS proprietary technologies; (iii) Valence—the development and marketing of technology either in the form of ASICs or other imbedded custom semiconductor designs; (iv) Valence—the component distribution business; and (v) SRSWOWcast—the sale of hardware and software solutions to the Internet and broadcast audio markets. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments:

	Business Segments
					SRSWOWcast
	SRS Labs		Valence
					Internet and Broadcast Sales
	Licensing	Products	ASIC	Components		Total
Three Months Ended June 30, 2002
Net revenues	$1,435,841	$20,550	$2,365,298	$207,266	$(595)	$4,028,360
Cost of sales	16,891	24,790	844,189	222,224	6,721	1,114,815

Gross margin	$1,418,950	$(4,240)	$1,521,109	$(14,958)	$(7,316)	$2,913,545

Three Months Ended June 30, 2001
Net revenues	$1,625,801	$102,232	$1,499,606	$1,606,546	$10,190	$4,844,375
Cost of sales	4,071	83,592	580,345	1,667,057	—	2,335,065

Gross margin	$1,621,730	$18,640	$919,261	$(60,511)	$10,190	$2,509,310

Six Months Ended June 30, 2002
Net revenues	$3,231,563	$45,469	$3,836,440	$442,197	$28,071	$7,583,740
Cost of sales	43,163	42,757	1,359,010	456,441	6,789	1,908,160

Gross margin	$3,188,400	$2,712	$2,477.430	$(14,244)	$21,282	$5,675,580

Six Months Ended June 30, 2001
Net revenues	$2,790,282	$116,488	$2,583,519	$3,670,974	$13,993	$9,175,256
Cost of sales	11,743	95,320	991,055	3,538,237	—	4,636,355

Gross margin	$2,778,539	$21,168	$1,592,464	$132,737	$13,993	$4,538,901

        The following schedule presents the Company's revenue by geographic area. For product sales, revenue is allocated based on the country to which the product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee's corporate headquarters. The Americas region includes North, Central and South America.

	Three Months Ended June 30,		Six Months Ended June 30,
Geographic Area Revenue:
	2002	2001	2002	2001
Asia Pacific	$3,725,614	$4,636,858	$6,789,313	$8,473,448
Americas	$21,853	$114,086	$478,590	$540,460
Europe	$280,893	$93,430	$315,837	$161,348

Total	$4,028,360	$4,844,374	$7,583,740	$9,175,256

10.  Recent Accounting Pronouncements

        In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS No. 143 will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of either by sale or other than by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In July, 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

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

Overview

        SRS Labs, Inc. ("SRS Labs") conducts its business activities through the following three operating business units: SRS Labs, the parent company; its wholly-owned subsidiary, ValenceTech Limited and ValenceTech Limited's wholly-owned subsidiaries (collectively "Valence"); and its majority-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies ("SRSWOWcast"). SRS Labs and its majority-owned and wholly-owned subsidiaries together are collectively referred to herein as the "Company".

        The Company is a developer and provider of application specific integrated circuits ("ASICs"), standard integrated circuits ("ICs") and audio and voice technology solutions for the consumer electronics, home theater, DVD, portable audio, wireless device, computer, game, broadcast, Internet and telecommunications markets. The Company operates in the following five business segments:

  •
  SRS Labs

  •
  Licensing: SRS Labs develops and licenses audio and voice technologies to original equipment manufacturers ("OEMs") and semiconductor manufacturers around the world.

  •
  Products: SRS Labs sells consumer products which incorporate its proprietary technologies.

  •
  Valence

  •
  ASICs: Valence develops and markets technology solutions in the form of analog and digital signal processor ASIC semiconductors or other imbedded custom semiconductor designs to OEMs.

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

Results of Operations

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001

Revenues

        The Company generates revenues in five business segments. ASIC revenue consists of design fees and sales of ASICs by Valence to OEM manufacturers and sales of general purpose ICs designed by the Company under the brand name ASP. Licensing revenues are royalties generated primarily from the license of the Company's audio and voice technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Component distribution revenue, which business the Company expects to be completely exited from by year-end 2002, consists of (a) the manufacture and sale of Valence's own branded product line of VCD players, amplifiers and game products and (b) the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and PRC markets. Product sales represent sales of consumer products incorporating one or more of SRS Labs' proprietary technologies. Internet and broadcast revenues consist of the sale of hardware and software applications involving the Internet and broadcast audio markets.

        Total revenues for the three months ended June 30, 2002 were $4,028,360 compared to $4,844,375 for the three months ended June 30, 2001, a decrease of $816,015 or 16.8%. ASIC revenues were

$2,365,298 for the three months ended June 30, 2002 compared to $1,499,606 for the three months ended June 30, 2001 an increase of $865,692 or 57.7%. This increase was due to a refocusing of efforts toward the ASIC design business at Valence and away from the lower margin component distribution business. Licensing revenues were $1,435,841 for the three months ended June 30, 2002 compared to $1,625,801 for the three months ended June 30, 2001 a decrease of $189,960 or 11.7%. This decrease was attributable to the fact that lower VIP royalty revenue was reported in the current quarter vs. the comparable prior year period. Component distribution revenues were $207,266 for the three months ended June 30, 2002 compared to $1,606,546 for the three months ended June 30, 2001 a decrease of $1,399,280 or 87.1%. This decrease was due to the Company's decision to focus on higher margin ASIC and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues and revenues generated by the Company's Internet and broadcast based business were $20,550 and $(595), respectively for the three months ended June 30, 2002 and $102,232 and $10,190, respectively for the three months ended June 30, 2001.

Gross Margin

        Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage increased from 51.8% for the quarter ended June 30, 2001, to 72.3% for the same period in 2002. The increase is attributable to continued efforts by Valence to shift away from low margin distribution product lines, which the Company expects to exit by year-end, and an increase in the revenue mix during the quarter ended June 30, 2002 in high margin licensing and ASIC business when compared to the comparable prior year period. Looking forward we expect more modest consolidated gross margins of approximately 70% due to shifts in the expected revenue mix.

Sales and Marketing

        Sales and marketing expenses consist primarily of employee salaries, sales consultants' fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $923,460 for the three months ended June 30, 2002 compared to $1,154,036 for the same prior year period, a decrease of $230,576, or 20.0%. The net decrease in sales and marketing expenses for the three months ended June 30, 2002 is primarily attributable to increased efforts to control marketing costs particularly at SRSWOWcast.

Research and Development

        Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $937,521 for the three months ended June 30, 2002 compared to $896,884 for the same prior year period, an increase of $40,637, or 4.5%. Research and development costs as a percentage of revenues increased from 18.5% of revenues for the quarter ended June 30, 2001 to 23.3% of revenues for the same period this year.

General and Administrative

        General and administrative ("G&A") expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $889,500 for the three months ended June 30, 2002 compared to $1,568,940 for the same prior year period, a decrease of $679,440 or 43.3%. The decrease was primarily attributable to a reduction in the level of amortization expense related to certain categories of intangibles becoming fully amortized, capitalization of previously expensed patent expenses, in the amount of $165,733, related to the successful issuance of new patents, a discontinuation of goodwill amortization in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 and a general reduction in G&A expenses over all business segments. As a percentage of total revenues, G&A expenses decreased from 32.4% for the quarter ended June 30, 2001, to 22.1% for the same period this year.

Other Income, Net

        Other income, net consists primarily of interest income, gain or (loss) on sale of securities, interest expense and foreign currency transaction gains and losses. Other income, net was $228,586 for the three months ended June 30, 2002 compared to $245,009 for the same prior year period, a decrease of $16,423 or 6.7%.

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

Provision for Income Taxes

        The income tax expense for the three months ended June 30, 2002 was $207,379 compared to tax expense of $159,157 for the same prior year period, an increase of $48,222 or 30.3%. The increase is primarily a result of higher levels of foreign tax on higher licensing revenues sourced from countries requiring foreign tax withholdings.

Six Months Ended June 30, 2002 Compared To Six Months Ended June 30, 2001

Revenues

        Total revenues for the six months ended June 30, 2002 were $7,583,740 compared to $9,175,256 for the six months ended June 30, 2001, a decrease of $1,591,516 or 17.3%. ASIC revenues were $3,836,440 for the six months ended June 30, 2002 compared to $2,583,519 for the six months ended June 30, 2001, an increase of $1,252,921 or 48.5%. This increase was due to a refocusing of efforts toward the ASIC design business at Valence and away from the lower margin component distribution business, which the Company is in the process of exiting. Licensing revenues were $3,231,563 for the six months ended June 30, 2002 compared to $2,790,282 for the six months ended June 30, 2001 an increase of $441,281 or 15.8%. The increase was attributable to a continuation of the sales growth of home entertainment products such as DVD players and other products which incorporate our technologies. Component distribution revenues were $442,197 for the six months ended June 30, 2002 compared to $3,670,974 for the six months ended June 30, 2001 a decrease of $3,228,777 or 88.0%. This decrease was due to the Company's decision to focus on higher margin semiconductor and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues and revenues generated by the Company's Internet and broadcast based business were $45,469 and $28,071, respectively, for the six months ended June 30, 2002 and $116,488 and $13,993, respectively, for the six months ended June 30, 2001.

Gross Margin

        Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage increased from 49.5% for the six months ended June 30, 2001, to 74.8% for the same period in 2002. The increase is attributable to continued efforts by Valence to shift away from low margin distribution product lines and an increase in the revenue mix during the quarter ended June 30, 2002 in high margin licensing and ASIC business.

Looking forward we expect more modest consolidated gross margins of approximately 70% due to shifts in the expected revenue mix.

Sales and Marketing

        Sales and marketing expenses consist primarily of employee salaries, sales consultants' fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $2,193,219 for the six months ended June 30, 2002 compared to $2,545,416 for the same prior year period, a decrease of $352,197, or 13.8%. The net decrease in sales and marketing expenses for the six months ended June 30, 2002 is primarily attributable to increased efforts to control marketing costs especially at SRSWOWcast.

Research and Development

        Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,902,597 for the six months ended June 30, 2002 compared to $1,774,978 for the same prior year period, an increase of $127,619, or 7.2%. Research and development costs as a percentage of revenues increased from 19.3% of revenues for the six months ended June 30, 2001 to 25.1% of revenues for the same period this year.

General and Administrative

        General and administrative ("G&A") expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $2,113,706 for the six months ended June 30, 2002 compared to $3,130,866 for the same prior year period, a decrease of $1,017,160 or 32.5%. The decrease was primarily attributable to a reduction in the level of amortization expense related to certain categories of intangibles becoming fully amortized, capitalization of previously expensed patent expenses, in the amount of $165,733, related to the successful issuance of new patents, a discontinuation of goodwill amortization in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 142 and a general reduction in G&A over all business segments. As a percentage of total revenues, G&A expenses decreased from 34.1% for the six months ended June 30, 2001, to 27.9% for the same period this year.

Other Income, Net

        Other income, net consists primarily of interest income, gain or (loss) on sale of securities, interest expense and foreign currency transaction gains and losses. Other income, net was $316,550 for the six months ended June 30, 2002 compared to $479,050 for the same prior year period, a decrease of $162,500 or 33.9%. The decrease primarily related to the first quarter of 2002 when, interest income was significantly lower due to lower average cash balances and investments and (b) interest rates offered on investment balances were significantly lower in each case, as compared to the first quarter 2001.

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

Provision for Income Taxes

        The income tax expense for the six months ended June 30, 2002 was $308,815 compared to income tax expense of $229,751 for the same prior year period, an increase of $79,064 or 34.4%. The increase is primarily a result of higher levels of foreign tax on higher licensing revenues sourced from countries requiring foreign tax withholdings.

Liquidity and Capital Resources

        The Company's principal source of liquidity to fund ongoing operations at June 30, 2002 consisted of cash, cash equivalents and long-term investments aggregating $20,281,054. The Company has adopted an investment guideline restricting the types and minimum quality of investments the Company is authorized to purchase. At June 30, 2002, the Company had cash and cash equivalents of $6,308,979 and long-term investments of $13,972,075. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated a minimum of A1.

        The Company's operating activities generated $1,214,606 in cash for the six months ended June 30, 2002, and utilized $1,262,916 for the six months ended June 30, 2002. The source of cash from operations resulted from the Company's income from operations for the quarter adjusted for non-cash charges primarily related to depreciation and amortization and changes in operating assets and liabilities. The net decrease in cash and cash equivalents of $12,702,188 for the six months is primarily attributable to the purchase of U.S. Government Securities. Net cash used in financing activities of $89,536 was attributable to the purchase of treasury stock.

        In November 1999, Valence obtained a credit facility with a bank that provided for availability under the line of credit aggregating approximately $5,000,000. In January 2001, the credit facility was renegotiated to reduce the amount of availability to borrow under the credit facility and to provide for a variety of import/export trade instruments up to $2,000,000 at interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility was collateralized by certain of Valence's assets on deposit with the bank. The facility expired on October 31, 2001 and is currently being renegotiated. There can be no assurance that management will be successful in the renegotiation of a new credit facility on terms favorable to the Company, or at all. At June 30, 2002, there were no obligations outstanding under this credit facility.

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

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and other identifiable intangible assets with indefinite useful lives and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on, at least, an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period. Net loss for the quarter and year to-date ended June 30, 2001 would have been reduced by $81,299 and $162,598 respectively had goodwill and assembled workforce intangible amortization been discontinued effective January 1, 2001. Net loss per common share for the quarter and year to-date ended June 30, 2001, after adjusting for the impact of discontinued goodwill and assembled workforce intangible amortization would have been reduced by $.01 to $(.07) and $(.19) respectively per common share.

        In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of either by sale or other than by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In July, 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

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

Valence's Business

        The Company derives a significant amount of its revenue from Valence's ASIC business. Valence's engineering team focuses on the design of custom ASICs to meet specific customers' requirements and out-sources the production of the design to mask houses, foundries and packaging houses located primarily in Asia. The operations of Valence could be affected by a variety of factors, including the timing of customer orders, the timing of development revenue, changes in the mix of products distributed and the mix of distribution channels employed, the emergence of new industry standards, product obsolescence and changes in pricing policies by the Company, its competitors or its suppliers.

        Business revenue from ASICs is concentrated in a limited number of customers in the areas of consumer electronics, communications products, computers and computer peripherals. As such, the loss of any such customers or any bad debt arising from them may have a material adverse impact on the Company's financial condition and results of operation. Beginning in Fiscal 1999, Valence began to exit from certain lower margin product offerings in the distribution side of the business; the exit is expected to be complete by year-end 2002. To replace the low margin distribution business, Valence began developing and distributing products that are related to, or incorporate, the Company's proprietary technologies. As a result, the immediate loss in revenue of the low margin distribution business has not been entirely offset by the new proprietary technology based products, which will take time to develop and be introduced into the marketplace. There can be no assurance that the Company will be able to quickly introduce products to offset the loss in revenue or that the new products developed will receive a favorable market acceptance.

        Valence provides significant diversity to the Company's overall business structure and the Company's opportunities. In the presence of such corporate diversity, and in particular with regard to the semiconductor industry, the Company recognizes there will always exist a potential for a conflict among sales channels between the Company and certain of the Company's technology licensees. Although the operations of the Company's licensing business and those of Valence are generally complementary, there can be no assurances that sales channel conflicts will not arise. If such potential conflicts do materialize, the Company may or may not be able to mitigate the effect of such perceived conflicts, which, if not resolved, may impact the results of operations.

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

Marketability and Volatility of Stock Price

        The trading price of the Company's common stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in the Company's operating results, announcements of new products or technological innovations by the Company or its competitors, strategic alliances between the Company and third parties, general market fluctuations and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the markets in which the Company does business, or relating to the Company specifically, have in the past resulted in, and could in the future result in, an immediate and adverse effect on the market price of the Company's common stock. Even though our stock is quoted on the Nasdaq Stock Market, our stock has had, and may continue to have, low trading volume and high volatility. The historically low trading volume of our stock makes it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. Since our shares are thinly traded, our shareholders may have difficulty selling our common stock.

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

  Foreign Currency

        The Company has subsidiary operations in Hong Kong and the PRC, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its Asian subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in the fiscal year ended December 31, 2001 and for the quarter and year to-date ended June 30, 2002, due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar, and the exchange rate remained constant throughout such periods. Cash balances maintained by Valence in excess of normal operating requirements are invested in U.S. Government Securities and U.S. denominated bank accounts further reducing balance sheet exposure to changes in foreign currency exchange rates. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

  Interest Rates

        The Company's exposure to market risk for changes in interest rates, relates primarily to our invested balances of cash, cash equivalents and investments. The Company's investment policy specifies excess funds are to be invested in a manner that preserves capital, provides liquidity and generates the highest available after-tax return. To limit exposure to market risk, the Company places its cash in banks, cash equivalents in high quality, short-term commercial paper and money market funds and investments consist of U.S. Government Securities. The Company does not invest in any derivative instruments. The fair value of the Company's cash, cash equivalents and investments or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates as most investments are at fixed rates and are relatively short term. All cash, cash equivalents and investments are carried at fair value, which approximates cost.

PART II—OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Annual Meeting of Stockholders of SRS Labs, Inc. was held on June 12, 2002 for the purpose of (a) electing three Class III Director to the Board of Directors and (b) ratifying the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2002.

        Steven V. Sedmak, Sam Yau and Thomas C.K. Yuen were each elected to serve as a Class III Director of the Company for a three-year term expiring at the 2005 Annual Meeting of Stockholders. Gareth C. C. Chang, Robert Pfannkuch and Jeffrey I. Scheinrock continued in office as Class I Directors and John Tu continued in office as Class II Director. The tabulation of the votes cast for the election of Mr. Sedmak, Mr. Yau and Mr. Yuen were as follows:

	Votes For	Votes Withheld
Steven V. Sedmak	11,920,193	17,000
Sam Yau	11,919,793	17,400
Thomas C. K. Yuen	11,920,193	17,000

        The proposal to ratify the appointment of Deloitte & Touche LLP was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
11,915,778	9,227	12,188	0

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

          The exhibit listed below is hereby filed with the Securities and Exchange Commission as part of this Report.

Exhibit Number	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K.

          No reports on Form 8-K were filed with the SEC during the three month period ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC., a Delaware corporation
Date: August 7, 2002	By:	/s/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board, Chief Executive Officer,
President, Acting Vice President—Finance,
Secretary and acting Treasurer,
(Authorized Signatory, Principal Financial Officer
and Principal Accounting Officer)

QuickLinks

SRS LABS, INC. Form 10-Q For the Period Ended June 30, 2002 Index
FORWARD-LOOKING INFORMATION
PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SRS LABS, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II—OTHER INFORMATION
SIGNATURES