Form 10-Q
period 2002-09-30
SRS LABS INC
filed 2002-11-19
CIK 1016470

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of October 31, 2002, 12,622,469 of the issuer's common stock, par value $.001 per share, were outstanding. In addition, as of October 31, 2002, 216,300 shares of the issuer's common stock were held as treasury shares.

SRS LABS, INC.

Form 10-Q
For the Period Ended September 30, 2002

FORWARD-LOOKING INFORMATION

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management's current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results", herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SRS LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$13,941,720	$19,011,167
Investments available for sale	—	582,556
Accounts receivable, net	733,894	870,016
Inventories, net	1,325,609	1,624,067
Prepaid expenses and other current assets	358,735	631,844
Deferred income taxes	219,429	219,429

Total Current Assets	16,579,387	22,939,079
Investments available for sale	7,297,809	—
Furniture, fixtures & equipment, net	1,717,904	1,672,801
Goodwill, net	516,365	324,175
Intangible assets, net	2,089,549	2,527,834
Deferred income taxes	799,499	799,499

Total Assets	$29,000,513	$28,263,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$855,951	$822,698
Accrued liabilities	1,829,358	1,357,105
Income taxes payable	1,458,654	1,144,493

Total Current Liabilities	4,143,963	3,324,296
Minority interest	343,871	403,079
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 12,838,769 and 12,789,644 shares issued; and 12,622,469 and 12,664,744 shares outstanding at September 30, 2002 and December 31, 2001, respectively	12,839	12,790
Additional paid in capital	55,847,259	55,745,867
Cumulative other comprehensive loss	(66,224)	(74,055)
Accumulated deficit	(30,586,998)	(30,696,595)
Less treasury stock at cost, 216,300 shares at September 30, 2002 and 124,900 shares at December 31, 2001	(694,197)	(451,994)

Total Stockholders' Equity	24,512,679	24,536,013

Total Liabilities and Stockholders' Equity	$29,000,513	$28,263,388

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Total Revenues	$5,411,613	$3,549,129	$12,995,353	$12,724,385
Cost of Sales	1,505,290	1,274,288	3,413,450	5,910,643

Gross Margin	3,906,323	2,274,841	9,581,903	6,813,742
Expenses
Sales and marketing	995,759	935,189	3,188,978	3,480,605
Research and development	992,839	872,998	2,895,436	2,647,976
General and administrative	1,272,031	1,418,192	3,385,737	4,549,058

Total Expenses	3,260,629	3,226,379	9,470,151	10,677,639

Income (Loss) from Operations	645,694	(951,538)	111,752	(3,863,897)
Other Income, Net	295,332	186,300	611,882	665,350
Minority Interest	19,178	39,241	59,208	156,879

Income (Loss) Before Income Tax Expense	960,204	(725,997)	782,842	(3,041,668)
Income Tax Expense	364,430	76,302	673,245	306,053

Net Income (Loss)	$595,774	$(802,299)	$109,597	$(3,347,721)

Net Income (Loss) per common share:
Basic	$0.05	$(0.06)	$0.01	$(0.27)

Diluted	$0.05	$(0.06)	$0.01	$(0.27)

Weighted average shares used in the calculation of Net income (loss) per common share:
Basic	12,623,339	12,672,707	12,659,347	12,627,393

Diluted	12,758,058	12,672,707	12,903,526	12,627,393

SRS LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$595,774	$(802,299)	$109,597	$(3,347,721)
Other comprehensive income (loss)
Unrealized (loss) gain on investments available for sale, net of tax	70,316	(8,277)	7,831	(5,594)

Comprehensive income (loss)	$666,090	$(810,576)	$117,428	$(3,353,315)

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$109,597	$(3,347,721)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	943,657	1,605,050
Minority interest	(59,208)	(156,879)
Other	—	7,186
Amortization of premium on investments available for sale	—	13,494
Increase in deferred stock option compensation	70,260	72,934
Changes in operating assets and liabilities:
Accounts receivable	136,122	(677,946)
Inventories	298,458	1,140,342
Prepaid expenses and other current assets	273,109	73,425
Accounts payable	33,253	(579,014)
Accrued liabilities	472,253	(314,076)
Income taxes payable	314,161	3,879

Net cash provided by (used) in operating activities	2,591,662	(2,159,326)
Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(565,614)	(359,039)
Purchase of investments available for sale	(7,289,978)	—
Proceeds from sale of investments available for sale	582,556	3,200,000
Expenditures related to patents and intangible assets	(177,051)	(73,949)

Net cash (used in) provided by investing activities	(7,450,087)	2,767,012
Cash Flows From Financing Activities:
Purchase of treasury stock	(242,203)	(187,402)
Principal payment on line of credit	—	(8,000,000)
Proceeds from exercise of stock options	31,181	106,982

Net cash used in financing activities	(211,022)	(8,080,420)

Net Decrease In Cash And Cash Equivalents	(5,069,447)	(7,472,734)
Cash And Cash Equivalents, Beginning Of Period	19,011,167	24,128,480

Cash And Cash Equivalents, End Of Period	$13,941,720	$16,655,746

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$151,667
Income taxes	$359,084	$300,575
Supplemental Disclosure Of Non-Cash Investing And Financing Activities:
Unrealized (loss) gain on investments, net	$7,831	$(5,594)

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

        SFAS No. 141 requires assembled workforce intangibles to be reclassified to goodwill in the same period SFAS No. 142 is initially adopted. Net loss for the quarter and year to-date ended September 30, 2001 would have been reduced by $81,299 and by $243,897, respectively; had goodwill and assembled workforce intangible amortization been discontinued effective January 1, 2001. Net loss per common share for the quarter and year-to-date ended September 30, 2001, after adjusting for the impact of discontinued goodwill and assembled workforce intangible amortization, would have been reduced by $.01 to $(.05), and by $.02 to $(.25), respectively, per common share.

        SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with the estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of its adoption. As of September 30, 2002, the Company had completed both steps and has determined that there is no impairment of goodwill at that time.

        Changes to goodwill and intangible assets during the nine months ended September 30, 2002, including the effects of adopting SFAS No. 141 and SFAS No. 142, are as follows:

	Goodwill	Identified Intangibles	Total
Balance at December 31, 2001, net of accumulated amortization	$324,175	$2,527,834	$2,852,009
Intangible assets reclassified to goodwill	192,190	(192,190)	—
Additions to Intangibles	—	177,051	177,051
Amortization expense	—	(423,146)	(423,126)

Balance at September 30, 2002, net of accumulated amortization	$516,365	$2,089,549	$2,605,914

        At September 30, 2002, goodwill and identified intangible assets with a cost of $1,711,886 and $4,564,051, respectively, had accumulated amortization balances of $1,195,521 and $2,474,502, respectively. The balance of goodwill relates to the Valence ASIC business segment.

        The following table reflects the components of identifiable intangible assets as of September 30, 2002:

	Gross Carrying Amount	Accumulated Amortization
Covenant not to Compete	$900,400	$847,406
Cell Library	1,150,000	561,887
Customer list	1,000,000	447,451
Patents	1,513,651	617,758

Total	$4,564,051	$2,474,502

        All identified intangible assets, required to be amortized under SFAS No. 142, are amortized on a straight-line basis and have a weighted-average amortization period of 8.5 years. Estimated future amortization expense relating to these identified intangible assets is as follows for the years ending December 31,

2002	$514,658
2003	$354,905
2004	$346,931
2005	$323,785
2006	$304,525
Thereafter	$683,030

3.    Investments Available for Sale

        The Company has classified its investments as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of September 30, 2002, the Company's available-for-sale investments consist of municipal bonds, due in seven years, with a cost of $7,289,978 and an estimated fair value of $7,297,809, based on quoted market prices. The gross and net unrealized gain on these investments of $7,831 is reported as a separate component of stockholders' equity.

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

5.    Minority Interest

        Minority interest represents the minority stockholders' proportionate share of the equity in the consolidated subsidiary SRSWOWcast. At September 30, 2002, the Company owned approximately 87% of the outstanding capital stock of SRSWOWcast.

6.    Net Income (Loss) Per Common Share

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options using the treasury stock method. For the three month period ended September 30, 2002, potential common shares of 1,797,370 shares were included in the computation and were related to shares issued upon the exercise of stock options. For the nine-month period ended September 30, 2002 potential common shares related to shares issuable upon the exercise of stock options of 3,865,317 were not included in the computation because they were anti-dilutive. For the three and nine month period ended September 30, 2001, potential common shares related to the issuance upon exercise of stock options of 4,959,927 were not included in the computation because they were anti-dilutive.

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

8.    Stockholders' Equity

        On September 17, 2001, the Company's Board of Directors authorized the repurchase of up to 250,000 of the outstanding shares of the Company's common stock for a period from September 17, 2001 to March 17, 2002 (the "2001 Repurchase Program"). As of March 31, 2002, 53,800 shares had been repurchased at a cost of $188,713 under the 2001 Repurchase Program. On May 9, 2002, the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock for a period from May 10, 2002 to November 10, 2002 (the "2002 Repurchase Program"). As of September 30, 2002, 91,400 shares had been repurchased at a cost of $242,203 under the 2002 Repurchase Program. All repurchased shares under all the Repurchase Programs are reflected as treasury stock in the accompanying consolidated balance sheets.

9.    Segment Information

        During 2001, the Company changed the composition of its segments to correspond with how management now assesses the performance of each operating segment. Segment information for the three months and year to-date ended September 30, 2001, previously two segments, has been restated to conform to the current year presentation. The Company operates its three operating units in the following five business segments: (i) SRS Labs—the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers; (ii) SRS Labs—the sale of consumer products incorporating SRS proprietary technologies; (iii) Valence—the development and marketing of technology either in the form of ASICs or other imbedded custom semiconductor designs; (iv) Valence—the component distribution business; and (v) SRSWOWcast—the sale of hardware and software solutions to the Internet and broadcast audio markets. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments:

	Business Segments
					SRSWOWcast
	SRS Labs		Valence
					Internet and Broadcast Sales
	Licensing	Products	ASIC	Components		Total
Three Months Ended September 30, 2002
Net revenues	$2,008,554	$8,510	$2,945,687	$433,100	$15,762	$5,411,613
Cost of sales	69,905	2,962	1,020,491	407,365	4,567	1,505,290

Gross margin	$1,938,649	$5,548	$1,925,196	$25,735	$11,195	$3,906,323

Three Months Ended September 30, 2001
Net revenues	$1,303,523	$17,519	$1,574,728	$651,196	$2,163	$3,549,129
Cost of sales	10,480	111,840	550,674	601,294	—	1,274,288

Gross margin	$1,293,043	$(94,321)	$1,024,054	$49,902	$2,163	$2,274,841

Nine Months Ended September 30, 2002
Net revenues	$5,240,117	$53,979	$6,782,127	$875,297	$43,833	$12,995,353
Cost of sales	113,068	45,719	2,379,501	863,806	11,356	3,413,450

Gross margin	$5,127,049	$8,260	$4,402,626	$11,491	$32,477	$9,581,903

Nine Months Ended September 30, 2001
Net revenues	$4,093,805	$134,007	$4,158,247	$4,322,170	$16,156	$12,724,385
Cost of sales	22,223	207,160	1,541,729	4,139,531	—	5,910,643

Gross margin	$4,071,582	$(73,153)	$2,616,518	$182,639	$16,156	$6,813,742

        The following schedule presents the Company's revenue by geographic area. For product sales, revenue is allocated based on the country to which the product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee's corporate headquarters. The Americas region includes North, Central and South America.

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Area Revenue:
	2002	2001	2002	2001
Asia Pacific	$5,313,454	$2,825,518	$12,102,767	$11,382,809
Americas	$66,572	$20,657	$545,162	$477,274
Europe	$31,587	$702,954	$347,424	$864,302

Total	$5,411,613	$3,549,129	$12,995,353	$12,724,385

10.  Recent Accounting Pronouncements

        In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of either by sale or other than by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues

        The Company generates revenues in five business segments. ASIC revenues consists of (a) design fees relating to, and sales of, application specific integrated circuits ("ASICs") for third parties by Valence to original equipment manufacturers ("OEMs"); and (b) sales of general purpose integrated circuits ("ICs") designed by Valence under the brand name ASP. Licensing revenues are royalties generated primarily from the license of SRS Labs' audio and voice technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Component distribution revenue consists of (a) the manufacture and sale of Valence's own branded product line of VCD players, amplifiers and game products and (b) the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and People's Republic of China ("PRC") markets. The Company is in the process of winding-up this part of its business and expects that by December 31, 2002 its exit from the business will be substantially completed. Product sales represent sales of consumer products incorporating one or more of SRS Labs' proprietary technologies. Internet and broadcast revenues consist of the sale of hardware and software applications involving the Internet and broadcast audio markets.

        Total revenues for the three months ended September 30, 2002 were $5,411,613 compared to $3,549,129 for the three months ended September 30, 2001, an increase of $1,862,484 or 52.5%. ASIC revenues were $2,945,687 for the three months ended September 30, 2002 compared to $1,574,728 for the three months ended September 30, 2001 an increase of $1,370,959 or 87.1%. This increase was due to a refocusing of efforts toward the ASIC design business at Valence and away from the lower margin component distribution business. Licensing revenues were $2,008,554 for the three months ended September 30, 2002 compared to $1,303,523 for the three months ended September 30, 2001 an increase of $705,031 or 54.1%. This increase was attributable to the sales growth of home entertainment products such as DVD players and other products which incorporate SRS Labs' technologies. Component distribution revenues were $433,100 for the three months ended September 30, 2002 compared to $651,196 for the three months ended September 30, 2001 a decrease of $218,096 or 33.5%. This decrease was due to the Company's decision to focus on higher margin ASIC and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues were $8,510 for the three months ended September 30, 2002 compared to $17,519 for the comparable period in 2001. Revenues generated by the Company's Internet and broadcast based business were $15,762 for the three months ended September 30, 2002 and $2,163 for the comparable period in 2001.

Gross Margin

        Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage increased from 64.1% for the three months ended September 30, 2001, to 72.2% for the same period in 2002. The increase is attributable to continued efforts by Valence to shift away from low margin distribution product lines, which the Company expects to exit by year-end, and an increase in the revenue mix during the quarter ended September 30, 2002 in high margin licensing and ASIC business. We expect more modest consolidated gross margins of approximately 70% due to shifts in the expected revenue mix.

Sales and Marketing

        Sales and marketing expenses consist primarily of employee salaries, sales consultants' fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $995,759 for the three months ended September 30, 2002 compared to $935,189 for the same prior year period, an increase of $60,570 or 6.5%. The net increase in sales and marketing expenses for the three months ended September 30, 2002 is primarily attributable to increased sales commissions resulting from higher licensing revenue.

Research and Development

        Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $992,839 for the three months ended September 30, 2002 compared to $872,998 for the same prior year period, an increase of $119,841, or 13.7%. The increase in research and development costs is due to the increase level of ASIC business activity.

General and Administrative

        General and administrative ("G&A") expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,272,031 for the three months ended September 30, 2002 compared to $1,418,192 for the same prior year period, a decrease of $146,161 or 10.3%. The decrease was primarily attributable to a reduction in the level of amortization expense related to certain categories of intangibles becoming fully amortized, capitalization of patent expenses related to the successful issuance of new patents, a discontinuation of goodwill amortization in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 and a general reduction in G&A expenses over all business segments. As a percentage of total revenues, G&A expenses decreased from 40% for the quarter ended September 30, 2001, to 23.5% for the same period this year.

Other Income, Net

        Other income, net, consists primarily of interest income, gain or (loss) on sale of securities, interest expense and foreign currency transaction gains and losses. Other income, net, was $295,333 for the three months ended September 30, 2002 compared to $186,300 for the same prior year period, a increase of $109,033 or 58.5%. The principal reason for the increase was the gain on the sale of U.S. government securities.

Minority Interest

        Minority interest represents the minority shareholders' proportionate share of losses in SRSWOWcast. Minority interest was $19,177 for the three months ended September 30, 2002, compared to $39,241 for the same prior year period, a decrease of $20,064 or 51.1%. Losses in SRSWOWcast are expected to continue as a result of expenditures exceeding revenues in an effort to support the expansion and growth of SRSWOWcast business operations. Should losses continue in SRSWOWcast, the minority interest adjustment in the consolidated statement of operations will continue to reduce the Company's net losses by the minority shareholders' proportionate share of SRSWOWcast's net losses to the extent of their investment.

Provision for Income Taxes

        The income tax expense for the three months ended September 30, 2002 was $364,430 compared to tax expense of $76,302 for the same prior year period, an increase of $288,128 or 377.6%. The increase results from the increased level of pre-tax profitability at Valence as well as the higher levels of foreign tax on higher licensing revenues sourced from countries requiring foreign tax withholdings.

Nine Months Ended September 30, 2002 Compared To Nine Months Ended September 30, 2001

Revenues

        Total revenues for the nine months ended September 30, 2002 were $12,995,353 compared to $12,724,385 for the nine months ended September 30, 2001, an increase of $270,968 or 2.1%. ASIC revenues were $6,782,127 for the nine months ended September 30, 2002 compared to $4,158,247 for the nine months ended September 30, 2001, an increase of $2,623,880 or 63.1%. This increase was due to a refocusing of efforts toward the ASIC design business at Valence and away from the lower margin component distribution business, which the Company is in the process of exiting. Licensing revenues were $5,240,117 for the nine months ended September 30, 2002 compared to $4,093,805 for the nine months ended September 30, 2001 an increase of $1,146,312 or 28.0%. The increase was attributable to a continuation of the sales growth of home entertainment products such as DVD players and other products that incorporate SRS Labs' technologies. Component distribution revenues were $875,297 for the nine months ended September 30, 2002 compared to $4,322,170 for the nine months ended September 30, 2001, a decrease of $3,446,873 or 79.7%. This decrease was due to the Company's decision to focus on higher margin semiconductor and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues were $53,979 for the nine months ended September 30, 2002 and $134,007 for the comparable period in 2001. Revenues generated by the Company's Internet and broadcast based business were $43,833 for the nine months ended September 30, 2002 and $16,156, for the comparable period in 2001.

Gross Margin

        Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage increased from 53.5% for the nine months ended September 30, 2001, to 73.7% for the same period in 2002. The increase is attributable to continued efforts by Valence to shift away from low margin distribution product lines and an increase in the revenue mix during the nine months ended September 30, 2002 in high margin licensing and ASIC business. We expect more modest consolidated gross margins of approximately 70% due to shifts in the expected revenue mix.

Sales and Marketing

        Sales and marketing expenses consist primarily of employee salaries, sales consultants' fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $3,188,978 for the nine months ended September 30, 2002 compared to $3,480,605 for the same prior year period, a decrease of $291,627, or 8.4%. The net decrease in sales and marketing expenses for the nine months ended September 30, 2002 is primarily attributable to increased efforts to control marketing costs especially at SRSWOWcast.

Research and Development

        Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $2,895,436 for the nine months ended September 30, 2002 compared to $2,647,976 for the same prior year period, an increase of $247,460, or 9.3%. Research and development costs as a percentage of revenues increased from 20.8% of revenues for the nine months ended September 30, 2001 to 22.3% of revenues for the same period this year. The increase is due to the level of ASIC business activity.

General and Administrative

        General and administrative ("G&A") expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $3,385,737 for the nine months ended September 30, 2002 compared to $4,549,058 for the same prior year period, a decrease of $1,163,321 or 25.6%. The decrease was primarily attributable to a reduction in the level of amortization expense related to certain categories of intangibles becoming fully amortized, capitalization of patent expenses related to the successful issuance of new patents, a discontinuation of goodwill amortization in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 and a general reduction in G&A over all business segments. As a percentage of total revenues, G&A expenses decreased from 35.8% for the nine months ended September 30, 2001 to 26.1% for the same period this year.

Other Income, Net

        Other income, net, consists primarily of interest income, gain or (loss) on sale of securities, interest expense and foreign currency transaction gains and losses. Other income, net, was $611,883 for the nine months ended September 30, 2002 compared to $665,350 for the same prior year period, a decrease of $53,476 or 8.0%. The decrease primarily related to the first quarter of 2002 when, as compared to the comparable quarter in 2001, interest income was significantly lower due to lower average cash balances and investments and interest rates were significantly lower.

Minority Interest

        Minority interest represents the minority shareholders' proportionate share of losses in SRSWOWcast. Minority interest was $59,207 for the nine months ended September 30, 2002, compared to $156,879 for the same prior year period, a decrease of $97,672 or 62.3%. Losses in SRSWOWcast are expected to continue as a result of expenditures exceeding revenues in an effort to support the expansion and growth of SRSWOWcast business operations. Should losses continue in SRSWOWcast, the minority interest adjustment in the consolidated statement of operations will continue to reduce the Company's net losses by the minority shareholders' proportionate share of SRSWOWcast's net losses to the extent of their investment.

Provision for Income Taxes

        The income tax expense for the nine months ended September 30, 2002 was $673,245 compared to income tax expense of $306,053 for the same prior year period, an increase of $367,192 or 120.0%. The increase is primarily a result of higher levels of foreign tax on higher licensing revenues sourced from countries requiring foreign tax withholdings as well as the higher level of Valence pre-tax income.

Liquidity and Capital Resources

        The Company's principal source of liquidity to fund ongoing operations at September 30, 2002 consisted of cash, cash equivalents and long-term investments aggregating $21,239,529. At September 30, 2002, the Company had cash and cash equivalents of $13,941,720 and long-term investments of $7,297,809. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated a minimum of A1.

        The Company's operating activities generated $2,273,632 in cash for the nine months ended September 30, 2002, and utilized $7,343,079 for the nine months ended September 30, 2002. The source of cash from operations resulted from the Company's income from operations for the nine month period adjusted for non-cash charges primarily related to depreciation and amortization and changes in operating assets and liabilities. The net decrease in cash and cash equivalents of $5,069,447 for the nine months is primarily attributable to the purchase of U.S. government securities. Net cash used in financing activities of $211,022 was attributable to the purchase of treasury stock.

        The Company anticipates that its primary uses of working capital in future periods will be to acquire new technologies and to fund increased costs for additional sales and engineering headcount and marketing activities associated with the introduction of new technologies and products into the market.

        Based on current plans and business conditions, the Company expects that its cash, cash equivalents and investments together with any amounts generated from operations will be sufficient to meet the Company's cash requirements for the forseeable future. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

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

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and other identifiable intangible assets with indefinite useful lives and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on, at least, an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period. Net loss for the quarter and year to-date ended September 30, 2001 would have been reduced by $81,299 and $243,879 respectively had goodwill and assembled workforce intangible amortization been discontinued effective January 1, 2001. Net loss per common share for the quarter and year to-date ended September 30, 2001, after adjusting for the impact of discontinued goodwill and assembled workforce intangible amortization would have been reduced by $.01 to $(.05) and by $.02 $(.25) respectively per common share.

        In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

        Business revenue from ASICs is concentrated in a limited number of customers in the areas of consumer electronics, communications products, computers and computer peripherals. As such, the loss of any such customers or any bad debt arising from them may have a material adverse impact on the Company's financial condition and results of operation. Beginning in Fiscal 1999, Valence began to exit from certain lower margin product offerings in the distribution side of the business; the exit is expected to be substantially complete by year-end 2002. To replace the low margin distribution business, Valence began developing and distributing products that are related to, or incorporate, the Company's proprietary technologies. As a result, the immediate loss in revenue of the low margin distribution business has not been entirely offset by the new proprietary technology based products, which will take time to develop and be introduced into the marketplace. There can be no assurance that the Company will be able to quickly introduce products to offset the loss in revenue or that the new products developed will receive a favorable market acceptance.

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

Internet Business

        In Fiscal 1999, the Company launched its Internet business with the formation of SRSWOWcast. In the fiscal year ended December 31, 2000 ("Fiscal 2000"), SRSWOWcast commenced operations with a business plan which focused on developing and acquiring audio based content to attract visitor traffic to its website in order to sell advertising and e-commerce products. In 2001, the Company changed its Internet strategy to focus on the sale and licensing of software and hardware products incorporating the Company's audio and voice enhancement technology solutions to the broadcast and Internet markets. In 2002, SUSWOWcast introduced audio processing hardware products designed for use by the professional broadcast markets. These products include the Broadcast Sports Processor ("BSP") and the Circle Surround ("CS") encoder and decoder products. There can be no assurance that this new business model will develop a sufficient customer base to be able to generate meaningful revenue.

Product Business

        In Fiscal 1999, the Company developed and marketed on its e-commerce site, www.wowthing.com, its first consumer audio product, the WOWThing Processor Box. The WOWThing Processor Box enhances the sound quality of music downloaded over the Internet as well as audio performance of computer and home entertainment products and speakers. This was the Company's first entry into the consumer market in the United States that is both competitive and demands products with short life cycles. In Fiscal 2000, the Company packaged the hardware and began to market two models: "WOW Thing for Computers" and "WOW Thing for Game Consoles" to consumers and resellers. In addition, the Company has developed a new line of proprietary, flat panel speakers which it plans to market under the SRS brand name. Although revenues from these products have not been significant, this product group helps elevate awareness of the technology as well as create brand awareness with the Company's customers and consumers.

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

        The Company also recognizes that as new consumer audio products are developed and marketed by the Company, there will always exist a potential for a conflict and competition between the Company and certain of the Company's technology licensees. Although the intended products of the Company and those of its licensees do not generally overlap, there can be no assurance that the Company's products will not compete with those of their licensees. If such conflicts do materialize, it is uncertain whether the Company will be able to mitigate the effect of such conflicts, which if not resolved, may impact the results of operations.

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

        The PRC economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors. There can be no assurance that such growth will continue or that any potential currency devaluation in the region will not have a negative effect on the Company's business, including Valence. The PRC economy has also experienced deflation in the past that may continue in the future. The current economic situation may adversely affect the Company's profitability over time as expenditures for consumer electronics products and information technology may decrease due to the results of slowing domestic demand and deflation.

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

  Foreign Currency

        The Company has subsidiary operations in Hong Kong and the PRC, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Hong Kong dollars) as the functional currency for its Asian subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in the fiscal year ended December 31, 2001 and for the quarter and year to-date ended September 30, 2002, due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar, and the exchange rate remained constant throughout such periods. Cash balances maintained by Valence in excess of normal operating requirements are invested in U.S. Government Securities and U.S. denominated bank accounts further reducing balance sheet exposure to changes in foreign currency exchange rates. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

  Interest Rates

        The Company's exposure to market risk for changes in interest rates, relates primarily to our invested balances of cash, cash equivalents and investments. The Company's investment policy specifies excess funds are to be invested in a manner that preserves capital, provides liquidity and generates the highest available after-tax return. The Company deposits its cash in banks and invests in cash equivalents consisting of high quality, short-term commercial paper and money market funds and investments consisting of U.S. government securities and U.S. government-backed securities. The Company does not invest in any derivative instruments. The fair value of the Company's cash, cash equivalents and investments or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates as most investments are at fixed rates and are relatively short term. All cash, cash equivalents and investments are carried at fair value, which approximates cost.

ITEM 4. CONTROLS AND PROCEDURES.

        Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's President and Chief Executive Officer and acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic filings with the U.S. Securities and Exchange Commission (the "Commission") within the required time period. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits.

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit Number	Description
99.1	Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K.

No report on Form 8-K was filed with the SEC during the three-month period ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC., a Delaware corporation
Date: November 19, 2002	By:	/s/ THOMAS C.K. YUEN Thomas C.K. Yuen
Chairman of the Board, Chief Executive Officer,
President and Acting Chief Financial Officer
Secretary and Treasurer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

CERTIFICATION

I, Thomas C.K. Yuen, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of SRS Labs, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
/s/  THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board, Chief Executive Officer,
President and Acting Chief Financial Officer,
Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

QuickLinks

Index
FORWARD-LOOKING INFORMATION
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
SRS LABS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
SRS LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
SRS LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
SRS LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SRS LABS, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATION