Form 10-K
period 2002-12-31
SRS LABS INC
filed 2003-03-31
CIK 1016470

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $31,918,735 (computed using the closing price of $2.49 per share of Common Stock on June 28, 2002, as reported by the Nasdaq Stock Market).

        As of March 21, 2003, 13,213,498 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding. Of that amount, 225,300 shares were held as treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2003 are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management's current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Factors That May Affect Future Results" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I

Item 1. Business

Overview

        SRS Labs, Inc. ("SRS Labs" or "SRS") is a leading developer and provider of application specific integrated circuits, ("ASICs"), standard integrated circuits ("ICs") and audio and voice technology solutions for the home theater, portable audio, wireless, computer, game, automotive, broadcast, Internet and telecommunications markets. We operate our business through three operating units: SRS Labs, the parent company; its wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies ("SRSWOWcast"); and its wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited's wholly-owned subsidiaries (collectively "Valence"). As discussed herein, SRS Labs, SRS, the "Company," "we" or "our" means SRS Labs, Inc. and its wholly-owned subsidiaries.

        We operate in the following five business segments:

SRS Labs

        Licensing:    Our licensing segment develops and licenses audio and voice technologies to many of the world's leading original equipment manufacturers ("OEMs"), software providers and semiconductor manufacturers. Licensing revenues comprised 43%, 32% and 11% of total consolidated revenues in fiscal 2002, 2001 and 2000, respectively.

        Products:    Our product segment develops and sells consumer products that incorporate proprietary audio and speaker technologies. Product revenues comprised less than 1% of total consolidated revenues in fiscal 2002 and 2000 and 1% of total consolidated revenues in fiscal 2001.

SRSWOWcast

        Internet and Broadcast:    Our Internet and broadcast segment develops and licenses software and hardware audio enhancement technology solutions for the Internet and broadcast markets. Revenue from this segment comprised less than 1% of total consolidated revenues in fiscal 2002, 2001 and 2000.

Valence

        Semiconductor:    Our semiconductor segment develops and sells technology solutions in the form of analog and digital signal processor ("DSP") ASIC semiconductors or other imbedded custom semiconductor designs to OEMs around the world. ASIC revenues comprised 52%, 37% and 36% of total consolidated revenues in fiscal 2002, 2001 and 2000 respectively.

        Component Distribution:    Our component distribution segment is an authorized, non-exclusive distributor of semiconductor components, subassemblies and finished goods for selected OEM customers. Component distribution revenues comprised 5%, 30% and 53% of total consolidated revenues in fiscal 2002, 2001 and 2000 respectively. We are no longer emphasizing this business due to our decision to focus on higher margin revenue. Although we expect revenues for this segment to decline further in the coming year, we will continue to operate in this segment.

        The Company was incorporated in the State of California on June 23, 1993 and reincorporated in the State of Delaware on June 28, 1996. Our executive offices are located at 2909 Daimler Street, Santa Ana, California 92705. Our telephone number is (949) 442-1070.

        A narrative description of our business activities by industry segment and geographic area follows. The financial information for business segments, geographic areas and customer concentration is included in this Annual Report on Form 10-K under "Item 8. Financial Statements and Supplemental

Data" and in Notes 1 and 10 to the Notes to Consolidated Financial Statements. Revenues for each of our business segments as a percentage of consolidated revenues and additional discussion relating to the Company's revenues are presented under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Reference also is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results" for a discussion relating to certain business risks relating to the business of the Company.

Company History

        SRS Labs was formed in 1993 in connection with the purchase of all rights and assets of various audio and speaker technologies from the Hughes Aircraft Company ("Hughes"). In August 1996, we successfully completed an initial public offering, raising approximately $22 million. From the Company's inception in 1993 until February 1998, we derived substantially all of our revenues from audio technology licensing activities for the consumer electronics, computer and game markets.

        On March 2, 1998, we acquired 100% of the outstanding stock of Valence Technology Inc. (a British Virgin Islands holding company ultimately succeeded by Valence), which had its principal business operations and office locations in Hong Kong and the People's Republic of China (the "PRC"). This acquisition significantly expanded our business activities from the original licensing model to include the design, manufacture and marketing of custom ASICs, standard ICs, components and products.

        In addition to the acquisition of Valence, during the fiscal year ended December 31, 1998, we acquired rights to two additional technologies, Voice Intelligibility Processor ("VIP"), a patented voice processing technology that improves the intelligibility of the spoken voice, especially in high ambient noise environments, and Circle Surround, a patented audio delivery system that allows multichannel surround sound to be encoded into a two-channel stereo format and allows an encoded two-channel audio source to be decoded into a multichannel surround format.

        Formed during the fiscal year ended December 31, 1999, our SRSWOWcast subsidiary was originally established as an entertainment portal with original Internet programming, syndicated programming and as a demonstration platform for SRS audio technologies. In fiscal 2001, we revised our business strategy to focus on the licensing of our audio and voice enhancement technology solutions for Internet audio, online radio and traditional broadcast applications, such as television, radio, cable and satellite. We market technology solutions and a line of hardware and software products that feature the core SRS technologies. Consistent with the licensing trademark policy, we actively promote the use of our trademarks and logos and require that customers display the appropriate SRS technology logo. At December 31, 2002, SRS Labs owned approximately 87% of the capital stock of SRSWOWcast. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all of the outstanding shares of Series A Convertible Preferred Stock of SRSWOWcast in exchange for the issuance of shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

SRS Labs' Technology Licensing

Description of Business

        Our technology licensing strategy continues to be the development and licensing of audio, voice and speaker technologies to product and semiconductor manufacturers, as well as software developers, in the consumer electronics, home theater, gaming, automotive, computer, Internet, wireless and telecommunications markets around the world. Our strategy is to identify high growth markets, develop needed technology solutions and features, and work with semiconductor and platform partners to make these technologies widely available and easy to implement. We believe that we will continue to strengthen our market position as a world leader in audio and voice technology by employing a strategy of providing a continuous stream of patented audio and voice technologies, enhancing relationships with existing licensees, and creating strong brand awareness in order to attract new licensees.

        Our technologies may be implemented in a variety of methods, including discrete analog components, chip modules, analog semiconductors, DSPs and software. These various implementation options offer our customers significant flexibility when incorporating our technologies into their products.

        Our license agreements typically have multi-year terms and either require per-unit royalty payments for all products implementing our technologies or provide for a fixed annual or quarterly royalty payment. License agreements also specify the use of our trademarks and logos on the product, within the packaging and in the user's manual. Agreements also require our product review and approval to guarantee the quality of the technology implementation and the correct usage of our logos and trademarks. We believe these terms ensure the quality and consistency of the technology and elevate the awareness of the SRS brand in the marketplace. Most agreements do not have volume requirements and may be terminated by the licensees or the Company without substantial financial penalty.

Technology Portfolio

        The portfolio of technologies that we have developed or acquired include a wide range of technology solutions for the enhancement of both mono, stereo and voice audio sources, the processing of voice to improve intelligibility and clarity, multichannel surround sound and speaker design applications. The technologies described in detail below are marketed by SRS under the following trademark names: Circle Surround®, Circle Surround II™, FOCUS®, SRS®, SRS Headphone™, TruBass®, TruSurround®, TruSurround XT™, VIP™, and WOW™.

  Audio Enhancement

  SRS® 3D Sound

        SRS 3D Sound is one of the world's leading 3D audio enhancement technologies. The patented technology broadens any mono or stereo audio signal and creates a realistic 3D sound image from just two standard stereo speakers. SRS 3D Sound is based on the fundamentals of the human hearing system and recreates the multitude of spatial cues that are present in a live listening environment but are lost in recording and playback. SRS 3D Sound dramatically widens the "sweet spot" associated with traditional stereo; therefore it does not require the listener to be positioned in a specific location to experience the immersive sound image.

        SRS 3D Sound was originally developed by Hughes, which spent significant resources to develop and patent SRS 3D Sound and related audio technologies. Since acquiring the SRS 3D Sound technology from Hughes in June 1993, SRS Labs has improved the performance of SRS 3D Sound, reduced the cost for OEMs to implement the technology, secured licensing relationships with various semiconductor manufacturers who offer the Company's technology in various analog and DSP options and introduced the technology to a wider variety of consumer applications.

        SRS 3D Sound can be applied to any consumer electronics product that includes mono or stereo audio playback through two speakers or headphones, including televisions, computers, audio receivers, car products, musical instruments, gaming products, powered speakers, portable and wireless audio products and mobile phones with audio playback.

  SRS Headphone™

        Introduced in early 1998, the patented SRS Headphone technology optimizes the core SRS 3D Sound technology for use with a standard pair of headphones or ear buds. The process repositions the sound image from inside the listener's head to outside the listener's ears, creating a more natural listening situation. Sony currently features SRS Headphone in its portable CD/DVD players.

  WOW™

        WOW is our next generation 3D audio enhancement for speakers and headphones and was introduced to the marketplace in November 1998. It is an award-winning, patented, playback enhancement technology that improves the dynamics and bass performance of mono or stereo audio, especially when used with smaller speakers or headphones that are not capable of achieving a high fidelity experience, or when the audio has been digitally compressed into formats such as MP3 and Windows® Media Audio ("WMA"). WOW is an ideal audio solution for manufacturers of mobile or portable devices, in addition to products in which speakers are located close together, such as televisions. Hardware and software products that feature WOW include mobile phones from Sharp, Microsoft's Windows® Media Player series software products, car CD receivers from Kenwood, as well as televisions from Sony and Sharp. To date, over 300 million hardware or software products have been shipped or downloaded that include the powerful WOW audio feature.

  FOCUS®

        In many audio environments, speakers are not placed in the ideal location directly in front of a listener, which makes it difficult to achieve a realistic sound experience from speakers that are below the plane of the listener's ear. We developed FOCUS as a technology solution for this problem. Originally designed for use in automobiles where front speakers are often placed under the dashboard or facing each other in the door panels, the patented FOCUS technology electronically repositions the sound image to create the appropriate perception of image height. In addition to automobiles, FOCUS is ideally suited for any product application where speakers cannot be placed in optimal locations for either space or aesthetic reasons, such as big screen or projection TVs, home in-wall speakers and commercial applications. Products that feature FOCUS include televisions from Hitachi, Thomson (RCA) and Pioneer.

  TruBass®

        In 1998 we introduced TruBass, a patented, psychoacoustic process that creates the perception of dramatically increased bass performance in smaller speaker systems and headphones far beyond the physical capabilities of the speakers themselves. It is a dynamic technology that actively monitors the low-frequency content of an audio signal and optimizes the frequency and amplitude spectrum of the output signal to enhance bass perception. It effectively creates the impression of a subwoofer in smaller speaker systems and when used with a subwoofer, further increases the efficiency and overall performance of the bass response.

        Applications for this technology include any product with small and medium sized speakers or headphones, such as those found in televisions, radios, portable audio devices, boom boxes, games and smaller hand-held devices. TruBass is an important part of the feature-set for several of our technology solutions, including WOW, CSII and TruSurround XT.

  Voice Processing

  VIP™ (Voice Intelligibility Processor)

        Our patented VIP technology improves the intelligibility of the spoken voice especially in noisy environments. It selectively processes only those spectral portions of the speech signal that the brain uses for cognition, without requiring an increase in gain or volume. SRS 3D Sound inventor Arnold Klayman, who is now the principal audio scientist at SRS Labs, originally developed the VIP technology at Hughes. During a divestiture in 1994, Hughes sold the VIP technology to a third party that further developed and marketed the VIP technology through a stand-alone signal processor for use in the professional sound reinforcement industry. As mentioned previously, we acquired the VIP technology in 1998.

        The market opportunities for VIP include cellular phones, wireless products, mission critical projects, hearing aids, public address and emergency warning systems, talking toys, hand-free devices, Voice over Internet Protocol ("VoIP"), traditional and Internet broadcasting and other voice-related applications. We directly offer both software and hardware implementation options for VIP. VIP technology is available as digital code that may be ported to DSP platforms used by manufacturers of cellular phones, paging systems, digital televisions, sound reinforcement equipment and hearing aids. VIP is also available in software and can run on client or server-side applications.

  Multichannel Audio

        We offer a complete technology portfolio for home entertainment systems, including virtual surround sound for playback of multichannel audio material over two speakers, and an encode/decode surround sound matrix technology that allows for the encoding of up to 5.1 channels of audio and the decoding of up to 6.1 channels of audio.

  TruSurround®

        TruSurround is our patented, virtual audio solution that solves the problem of playing 5.1 multichannel content over two speakers. It delivers a compelling, surround sound type experience through any two-speaker playback system, including internal television speakers and headphones. It is fully compatible with all multichannel formats up to 6.1 channels. Virtual surround sound is increasingly becoming a standard feature for home theater products as the majority of television and DVD players are installed with only two speaker playback systems. TruSurround was specifically designed to solve this problem and present the multichannel audio content that is the standard for DVD movies over only two speakers. The end result with TruSurround is that the listener feels that they are surrounded with phantom speakers and presented with a virtual surround sound experience. TruSurround is also backward compatible with non-surround encoded audio and delivers an immersive SRS 3D audio experience from standard stereo sources.

        TruSurround has been adopted by many of the leading home theater manufacturers and has been included in millions of DVD players and televisions from Accuphase, Aiwa, Emerson, Funai, Hitachi, Hughes, Marantz, Mitsubishi, Philips, Pioneer, RCA, Sony, Toshiba, Yamaha and more.

  TruSurround XT™

        Based upon its patented predecessor and namesake, TruSurround XT also solves the problem of playing 5.1 multichannel content over two speakers or headphones but also utilizes proprietary algorithms to further enhance the playback experience.

        Playback of dialog in home theater environments often suffers due to competing signals from other speakers. In addition, feature film content is mixed specifically for cinema playback. When translated through home systems, dialog may become unintelligible or hard to understand. Our patented algorithm for Dialog Clarity (SRS Dialog Clarity™) enhances the voice to address these problems, thus improving dialog intelligibility. Our patented TruBass technology is also included in TruSurround XT.

        Similar to the original TruSurround, TruSurround XT is also backward compatible with non-surround encoded audio, but taking TruSurround a step further, it creates an immersive SRS WOW audio experience from either mono or stereo sources.

        TruSurround XT also includes a headphone mode, which provides a realistic virtual surround sound listening experience over headphones. When listening to multichannel content over headphones, such as DVD movies, the listening experience is fundamentally different than listening to speakers. Since the headphone speaker drivers are covering the pinna of the ear, the listening experience differs greatly from traditional speaker playback. TruSurround XT utilizes patented headphone perspective curves to solve this problem and provides a non-fatiguing, immersive, home theater listening experience. TruSurround XT Headphone also delivers exceptional 3D audio from mono and stereo material. TruSurround XT was launched in November 2001 and is currently available on a variety of platform solutions from our semiconductor licensees. End products with TruSurround XT will begin to be introduced to consumers during fiscal year 2003.

  Circle Surround®

        Circle Surround® is an advanced, highly versatile, patented multichannel audio encode and decode system capable of supporting a wide range of surround sound creation and playback applications. Circle Surround encoding provides the capability to encode up to 5.1 channels of audio for transmission or storage over two output channels or standard two-channel carriers. It is backward compatible with most matrix decoders, such as Dolby Pro Logic® and Dolby Pro Logic II, with playback performance subject to the limitations of the specific decoder. Circle Surround decoding is capable of delivering up to 5.1 channels of audio from stereo, matrix encoded or Circle Surround encoded material, while its successor, Circle Surround II, is an even more versatile multichannel decoder algorithm capable of delivering up to 6.1 multichannel audio from mono, stereo, matrix encoded or Circle Surround encoded source material.

        Circle Surround encoding can be used to broadcast television material; in the recording process for music or movies; or in the development of games for computers or video game consoles. It can then be implemented in a decoding playback device, such as a home audio receiver, multimedia speakers, DVD player or car audio products. Circle Surround has been adopted by many of the leading electronics companies as a surround decoding option, including Kenwood, Marantz, Theta Digital, Accuphase, Jaton, M-Audio, Orion Studios and Smart Devices.

        In fiscal 2002, SRS Labs demonstrated Circle Surround's encoding capabilities through a relationship with ESPN to telecast their National Football League and National Basketball Association games, as well as other ESPN sporting events such as the X Games, in Circle Surround technology. Under this agreement, the Circle Surround logo is displayed at the beginning and end of each Circle Surround encoded telecast.

  Circle Surround II™

        Circle Surround II features patented post processing techniques to enhance the multichannel audio experience and addresses problems that occur when playing back material mixed for cinema. Even in the finest home theater environments, dialog can often become difficult to understand. SRS Labs' Dialog Clarity™ solves this problem and significantly improves dialog intelligibility from all source material. Circle Surround II decoding also incorporates TruBass® technology to compensate for the use of small speakers or subwoofers. TruBass utilizes proprietary psychoacoustic techniques to restore the perception of low frequency fundamentals and enhance bass performance. Unlike Circle Surround, which creates up to 5.1 channels of audio from only a stereo source, Circle Surround II can create up to 6.1 channels from a stereo or mono audio source, making it the most flexible and feature rich surround sound technology available on the market today. Circle Surround II has been introduced to our network of Chip Partners and we anticipate that we will announce several semiconductor solutions and licensed products featuring Circle Surround II during fiscal 2003.

Vertical Markets and OEM Licensees

        Through our licensing business segment, we market our portfolio of technologies to the following vertical markets; home theater and consumer audio/video; computer multimedia and Internet; portable and wireless audio; voice communications and automotive.

Home Theater and Consumer Audio/Video

        Home theater and consumer audio/video products represent the largest current market for our technologies and have historically been the largest revenue contributor to the licensing segment. This market is highly competitive and generally dominated by large multi-national manufacturers. Product categories within this market, including DVD players, cable set-top boxes and televisions, are among the fastest growing or highest volume in the electronics industry and represent a significant opportunity for our full portfolio of audio enhancement and surround sound technologies, including SRS, WOW, TruSurround, TruSurround XT, TruBass, FOCUS, Circle Surround and Circle Surround II. Manufacturers in this market utilize our technologies to differentiate their products from their competitors and improve functionality and product performance.

        Our licensing relationships in this market include many of the leading global electronics manufacturers, who license multiple technologies from us for multiple product lines and divisions. Our strategy for this market remains to penetrate and expand. We penetrate a new manufacturer and successfully license at least one of our technologies for a particular product line or division and then expand the usage of our technologies into various additional product lines and divisions. For example, Pioneer Electronics first licensed our core SRS 3D Sound technology for use in mini-systems and audio products in fiscal 1996. By the end of fiscal 2002, Pioneer's license had expanded to include FOCUS, TruSurround, TruBass, WOW and Circle Surround in a full range of products, including plasma television display sets, DVD players, audio/video receivers and digital set-top boxes.

Computer Multimedia and Internet

        Consumers are increasingly using computers and the Internet for more than just word processing or business functions. The majority of desktop computers and laptops incorporate a CD-ROM, DVD playback drive and speakers and typically support high-resolution graphics, sound and voice communications. The demand for these capabilities has been driven by the proliferation of multimedia based entertainment and video games, as well as the widespread use of the Internet. The personal computer and Internet software and appliance market is characterized by intense pricing competition and, as a result, the OEM hardware market is difficult to penetrate. The software market, on the other hand, is being fueled by consumer's increasing use of a computer for playback of DVD movies. This shift towards using a computer for more and more entertainment purposes has yielded opportunities for the license of our audio technologies to software developers.

        During the second half of fiscal 2002, we entered into licensing relationships with leading providers of software for the playback of DVDs, including Cyberlink, InterVideo and Orion Studios. As many of the SRS technology software products were introduced late in the calendar year, no significant revenue was generated during fiscal 2002, but we believe that this new phenomenon for DVD playback on a personal computer will yield additional opportunities during fiscal 2003.

Portable and Wireless Audio

        The use of portable audio products, such as boom boxes, headphone products and digital audio players, such as MP3 and portable CD players, is widespread, reflecting demand from consumers to take their music and video with them. SRS Labs believes that several of its technologies, such as WOW, TruBass and SRS Headphone, are ideally suited to improve the sound quality of small speakers or headphones that are traditionally used in this market segment. Many of the manufacturers of portable audio products are based overseas and during fiscal 2002, our licensing offices in Korea, China and Japan worked with leading manufacturers to create implementation solutions of our technologies for these mostly digital products. Our platform strategy of working with the leading semiconductor companies who supply the DSP chipsets for these products, such as Texas Instruments, Motorola and Philips Semiconductor, creates opportunity to establish new licensing relationships which we believe will yield revenue in fiscal 2003.

Voice Communications

        We continue to work with many of the leading mobile phone and voice communications companies, such as Sharp, NEC and J-Phone in Japan, Motorola in the United States and Samsung in Korea, to implement our voice technology solutions in communications products. In Japan and Korea, mobile phones are becoming a true convergent product with voice communications capabilities, as well as the functionality of MP3 music playback and gaming. As entertainment features become increasingly important for the mobile phone market, we believe that the voice communications products that traditionally were licensing opportunities for our VIP voice technology only, can also support the license of our audio enhancement technologies, such as WOW and SRS Headphone.

Automotive

        Consumers are also showing an interest in migrating the home entertainment experience to the road through rear-seat video systems in automobiles using monitors built into headrests, the backs of driver seats, consoles and ceilings and through DVD players incorporated inside laptops. This phenomenon is driving aftermarket suppliers to develop more entry-level DVD systems for use in the automotive market, providing an opportunity for SRS Labs virtual surround sound technologies, TruSurround and TruSurround XT. In addition, since WOW includes SRS 3D sound and elements of our repositioning technology, FOCUS, it is ideally suited to enhance the audio quality of the traditional entertainment systems in automobiles, where speakers are not usually placed in optimal listening locations. Optimized for this special application, WOW raises the sound image to a listener's ear and fills the automobile with sound. During fiscal 2002, Kenwood Corporation implemented WOW for a new line of aftermarket car audio receivers.

Gaming

        Various SRS technologies can be implemented inside a variety of hardware gaming applications, including; video and arcade games, portable game systems, accessory products and console game machines. In addition, SRS technology can be encoded directly into the game software thereby enhancing the quality of the audio track or providing multichannel audio playback. SRS Labs has not derived significant licensing revenue from these market segments, but believes that its Circle Surround and TruSurround technologies are well suited for use by gaming developers and gaming product manufacturers, including consoles and portable devices, to enhance the overall sound quality of the game or offer multi-speaker surround sound or virtual surround sound through two speakers. This market is highly competitive and subject to intense pricing pressure, as many of the hardware manufacturers continue to decrease their margin and profit and in some cases take a loss on the actual console itself, in order to stimulate sales of software titles. We continue to believe that our technologies can add a significant functionality to the gaming market, but we have not generated any revenue from this market to date.

        The following table identifies many of our OEM licensees and the market or markets in which such licensees are participating or are planning to participate, as of December 31, 2002:

Home Theater and Consumer Audio/Video
Aiwa
Daewoo
Funai Electric
Hitachi Ltd.
Hughes Network Systems
Kenwood Corporation
Konka Group
Marantz Japan Inc.
Mitsubishi Electric Corporation
Philips Consumer Electronics
Pioneer Corporation
Thomson Multimedia (RCA)
Samsung Electronics
Sharp Manufacturing Company of America
Sony Corporation
Toshiba Corporation
Yamaha Corporation

Portable and Wireless Audio
Etronics Corporation
MPMan.com
Olympus Optical
Sennheiser Electronic
Sony Corporation

Computer Multimedia and Internet
Cyberlink Corporation
InterVideo Inc.
M-Audio
Microsoft Corporation
Orion Studios

Voice Communications
Mitsubishi Electric Corporation
Olympus Optical
Samsung Electronics
Sharp Corporation

Automotive
Fujitsu Ten Corporation
Kenwood

Platform Strategy

        The mission of our licensing platform strategy is to achieve comprehensive and strategic coverage for our technology solutions within all of our targeted vertical product markets in order to expand sales and licensing opportunities. By developing strong relationships with the leading software and semiconductor companies, our audio technologies can be delivered to customers worldwide across high growth and high volume product applications.

        Our licensing model most often employs a system where semiconductor manufacturers are recruited to build and sell semiconductor implementations that involve our technology solutions (our "Chip Partners"). Under this system, revenue is not received directly from our Chip Partners. We also enter into licensing arrangements with OEMs for the use of our technology solutions in consumer and other products manufactured by the OEM. Our Chip Partners then sell these semiconductor technology solutions directly to the licensed OEMs. Under this licensing method, OEM product licensees are free to choose a semiconductor solution from the SRS Chip Partner that best suits their requirements and matches their price expectations. We receive royalties directly from the licensed OEM for the use of our technologies in licensed products manufactured and shipped by the OEM. Many major OEMs have licenses for the use of one or more of our technologies and for the use and display of our trademarks.

        The licensing methodology above is not well established in certain industries or in certain geographic regions such as the PRC and India. To address these market conditions, we implement an alternate royalty collection method, where the royalty is "bundled" into the cost of the semiconductor product and remitted directly to us from our Chip Partner when the semiconductor product is sold and shipped to the OEM. This system simplifies the business process for the OEM, our Chip Partner and SRS Labs. We determine which licensing model to follow based on factors involving mutual discussions with our Chip Partner and consumer product manufacturer, the particular market segment involved, the particular region where the products are manufactured and sold, and other factors.

        Our process for selecting particular Chip Partners and platforms for distributing our technology is based on several criteria including: (a) Segment Leadership—we target Chip Partners that hold preeminent positions in market segments characterized by high growth, volume and/or margins; (b) Volume—platforms which will maximize exposure of our IP to a large number of potential OEMs; (c) Synergy—platforms which serve to position our IP along with compatible and additive technologies for integrated delivery; and (d) Convergence Potential—which enable us to establish a presence on platforms that intersect merging functional features. An example of this would be the platforms for new personal multifunctional devices that include cell phone, personal digital assistant ("PDA") and MP3 capabilities.

        The following table identifies the Chip Partners who have entered into licensing agreements with SRS Labs as of December 31, 2002, or who have software or digital platforms that offer our technologies to licensed OEMs:

AKM Semiconductor Analog Devices ASP Microelectronics Broadcom Corporation Cirrus Logic ESS Technology, Inc. LG Semiconductor Mitsubishi Electric Corporation Motorola	New Japan Radio Corporation ("NJRC") Philips Semiconductor Samsung Electronics Sigmatel, Inc. ST Microelectronics Texas Instruments Toshiba Corporation Zoran Corporation

Licensee Sales Support

        To implement our licensing sales strategy within our identified vertical markets, we have established a direct sales force and a worldwide network of independent sales agents. In North America, we employ a direct sales force to market our portfolio of audio and voice technologies to the OEM community. Internationally, we maintain support offices in the Czech Republic, Japan, Hong Kong and Korea to support our multi-national OEM customers. We actively promote the use of our trademarks and logos and direct customers to prominently display the appropriate SRS technology logo on products, packaging and in advertising. We work closely with our licensees to enhance their success in selling finished products and semiconductor products that incorporate SRS Labs' technologies through a variety of licensee support programs. These programs include engineering support, sales training, tradeshow support, press support, customized marketing materials and corporate communications. Our corporate communications program includes press releases and corporate newsletter dissemination to our customers around the world, primarily through e-mail. We use the Internet to provide easy-to-use audio technology demonstrations for those technologies that can be appropriately demonstrated on the World Wide Web. We conduct in-person technology demonstrations or presentations for the press and other companies to promote our technologies and products.

        We also regularly participate in tradeshows and conferences to increase awareness of our technologies and to market our technologies and products. We work closely with our licensees and Chip Partners to actively explore additional opportunities to place our technologies in new products and/or markets.

SRS Labs' Products

  WOW Thing

        In fiscal 1999, we developed our first SRS-branded, consumer audio product, the WOW Thing, which we marketed through our e-commerce site, www.wowthing.com. The WOW Thing is a small processor that can be installed between speakers or headphones and the sound card or CPU of most personal computer systems. It enhances the sound quality of CDs as well as digitally compressed audio, which is downloaded or streamed over the Internet. This product was our first entry into the highly competitive consumer market in the United States. In fiscal 2000, we reformatted the product packaging; created two separate models: "WOW Thing for Computers" and "WOW Thing for Game Consoles," and marketed the two products online through our ecommerce site as well as to resellers. During fiscal 2002, we continued to market our remaining inventory to consumers online.

  Speakers

        In January 2003, we unveiled a line of speakers based on proprietary flat panel designs and we are currently focused on building relationships in the retail network. Although revenues from these products have not been significant, the product group helps elevate awareness of the technology as well as create brand awareness with our customers and consumers. We have taken a conservative approach in sales and marketing of these speakers in that we have not committed significant resources to the promotion of this product line, as we expect it will account for an insignificant portion of revenue for the year ended December 31, 2003.

SRSWOWcast

        Through our SRSWOWcast subsidiary, we develop, license and sell hardware and software products featuring SRS audio technologies for the Internet and broadcast markets. During the fiscal year ended December 31, 1999, we established SRSWOWcast as an entertainment portal with original Internet programming, syndicated programming and as a demonstration platform for SRS audio technologies. In 2001, we revised our business strategy in order to focus on the licensing of our audio and voice enhancement technology solutions for Internet audio, online radio and traditional broadcast applications, such as television, radio, cable and satellite.

        During fiscal 2002, we concentrated on marketing Circle Surround technology to the broadcast and professional audio communities. Circle Surround is an optimum surround encoding solution for television because it enables networks to encode up to 5.1 channels of discrete audio material for transmission over the existing stereo production/distribution infrastructure with no modifications. In April 2002, at the National Association of Broadcasters show, we demonstrated production prototypes of new Circle Surround encoder and decoder processors for the broadcast market. Throughout the year, we continued to work with many networks, such as ESPN, ABC, and CBS, to implement on-air tests of Circle Surround and conduct feasibility reviews of the new production hardware. These tests were successful and by the end of 2002, we announced that ESPN Productions was the first network to use Circle Surround to deliver 5.1 surround sound to its viewers around the world.

        We did not generate significant revenue from the sale of professional hardware equipment in fiscal 2002 and the outlook for significant revenue generation remains unproven but an important element of our strategy for entering the broadcast and television recording market is leveraging of the SRS brand name. We require that the SRS and Circle Surround logos are displayed at the beginning and the end of each Circle Surround-encoded telecast. This increased visibility to millions of television viewers continues to reinforce the branding of the SRS name as a premier audio technology and provider.

Valence

  Description of Business

        Our Hong Kong-based subsidiary, Valence, is a semiconductor company that develops, designs and sells a variety of analog, digital, mixed signal and DSP (digital signal processor) ASIC (application specific integrated circuits) and ICs (standard integrated circuits). These products address a wide range of applications in the consumer electronics, telecommunications, game, personal computer and Internet appliance markets. Valence outsources the manufacturing of its semiconductors to third party manufacturers.

        Valence operates primarily in two areas: the design and sale of custom ASIC and standard IC semiconductor solutions and the distribution of semiconductors and components. Consistent with our strategy to focus on high margin business opportunities, Valence has been gradually phasing out the component distribution area of their business, which historically has provided significant top line revenue but very low margins. Concentrating sales, engineering and marketing efforts on the high margin custom semiconductor design and semiconductor sales businesses have contributed to a decrease in overall revenue but resulted in improved margins and financial performance.

  Design and Sale of Semiconductor Solutions and IP Licensing

        Valence has over 17 years of experience in the design and sale of ASICs and markets these products in two categories: (a) custom ASICs for specific OEM customers, and (b) standard ICs marketed under their own brand name, ASP Microelectronics ("ASP"). At the end of fiscal 2002, approximately 38 engineers support our ASIC design capabilities, which for the past six years have been awarded one of the Hong Kong Industry's (HKITCC) Technology Achievement Awards.

        Our custom ASIC customers include the Asia-based manufacturing facilities for consumer electronics, telecommunications, game and personal computer manufacturers headquartered in North America, Europe and Asia Pacific. Due to nondisclosure agreements, specific customers cannot be disclosed; but under many of the design contracts, we have negotiated to retain ownership of the specific designs. These designs form a significant library of intellectual property (IP) that can be utilized in future projects.

        The majority of our IP design library includes the fundamental building blocks of a system-on-chip (SOC) design. The conversion of the many technologies and processes usually contained on an application board, such as gate arrays, TTLs, ROMs, RAMs, analog to digital converters and MCUs, into one single ASIC chip is the trend for chip technology development. Our expertise in this type of integrated design work allows us to offer our customers a shorter development cycle, smaller die size and faster turnaround time for final production, which strengthens our relationships with our customers and helps us to retain our competitive advantage in the important manufacturing region of Asia Pacific. We outsource the manufacturing of these ASICs to a network of fabrication partners throughout Asia Pacific, including Chartered Semiconductor, Samsung, Toshiba Semiconductor and Tower Semiconductor Limited in Israel. Our extensive network of fabrication partners allows us to remain competitive and minimizes our risk.

        In addition to performing contract design work, we also design, produce and sell standard ICs to OEMs of consumer electronics, game, telecommunication, Internet appliance and personal computer equipment in Asia Pacific under the ASP brand name. Chip product offerings include a universal serial bus ("USB") controller; Hub controller; Memory controller; a single chip PDA reduced instruction set computer ("RISC") processor; a single chip digital tuning system; an electronic shock protection controller for digital compact disk ("CD"); a liquid crystal display ("LCD") driver; a 16-bit and 24-bit DSP as well as 4-, 8-, and 16-bit micro-controllers for applications in DVD players, set-top box receivers, audio/video equipment, telecommunication and game equipment, MP3 players, televisions and mini and micro stereo hi-fi systems. The products created are based upon management's analysis of trends in the market, knowledge gained from long standing relationships with customers and overall business experience. Many of these products are developed by capitalizing upon Valence's extensive custom design libraries, advanced mixed signal design technologies, system level expertise, software knowledge and a deep understanding of customer requirements.

        In addition, through Valence we have started to develop analog audio processor ICs based on SRS audio and voice technologies targeting the mass volume consumer electronics products, such as boom boxes, televisions, LCD monitors and surround headphones. These products are sold under the ASP brand name. Low power analog ICs incorporating SRS TruBass, SRS WOW and SRS Dialog Clarity technologies were released to the market during the fourth quarter of fiscal 2002.

        Our vast experience and knowledge in mixed signal design has enabled us to develop powerful 16- and 24-bit high speed DSPs with low power consumption and high performance features using deep sub-micron technology down to 0.18 microns. This DSP core technology will enable us to optimize SRS audio solutions that are applicable to new digital product applications for telecommunications, audio/video and Internet appliances.

  Components and IP Licensing

        During fiscal 2002, we continued to decrease our emphasis on the low margin distribution businesses, as we had announced during fiscal 2001. By the fourth quarter of fiscal 2002, our distribution relationships with Philips Semiconductor, Tripath and Molex Hong Kong had either terminated or had been reduced to selling off existing inventory, which will result in minimal revenue in fiscal 2003. While we will no longer be an official distributor for these semiconductor companies, we will continue to work with them or other third parties to deliver turkey technology solutions. Based on various system platforms, we will develop a reference system with our own ASP chip and software or SRS audio technologies. Some of the software will be embedded into the core CPU or chips of third parties and we will charge them a royalty if they sell the chips to their customers with our software and hardware platform. Under this arrangement, we charge for IP royalty but are not required to carry inventory, except in the case of our own branded ASP chips.

Backlog

        Sales at Valence are primarily made pursuant to standard purchase orders for the delivery of ASIC, IC and component products. Order quantities and delivery schedules are frequently changed to reflect product availability, scheduling at our fabrication partner facilities or changes in our customers' needs. Customer orders can be canceled or rescheduled without significant penalty to the customer. Accordingly, our backlog at any particular date is not representative of actual sales for any succeeding period, and we therefore believe that backlog is not generally a good indicator of future revenue. As of December 2002 and 2001, the backlog of orders for ASIC design work to non-affiliated parties was $2,051,267 and $647,267, respectively. As of December 2002 and 2001, the backlog of orders for components was $82,338 and $84,801, respectively. We expect that all or a substantial amount of the current backlog of orders for 2002 will be completed in fiscal 2003. Backlog is applicable only to our Valence operating unit.

Research and Development

        Our customers compete in markets that are characterized by rapidly changing technology and continuous improvement in products and services. Our research and development expenditures in fiscal 2002, 2001 and 2000 were approximately 30.6%, 27.0% and 17.3% of total operating expenses respectively. These expenses consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies

        As of December 31, 2002, we had 48 employees in our R&D group representing 48% of our total human resources. Our software, hardware and application engineers focus on developing intellectual property, technology solutions and consumer products. Ten engineers are based in the U.S. with the remainder based in Hong Kong.

Competition

        We compete in each of our business segments with a number of different companies which produce a variety of technologies, processes and products.

  SRS Labs

        Competition in the audio, voice and surround sound technology licensing business includes other licensing companies who offer competing technologies as well as the internal engineering department of our licensees, who may develop audio enhancement techniques for their own products.

        In the field of 3D audio enhancement, we compete directly with other audio providers, including Qsound, Spatializer, Aureal, BBE Sound and Sensaura. We believe that our bass enhancement technology, TruBass, competes directly with several technologies, including MaxxBass from Waves, Ltd, Vi.B.E from Spatializer, and non-proprietary bass systems, such as Bass Boost, that are included on a variety of electronics products, including audio systems, televisions, boom boxes and speaker products. Because our audio enhancement techniques work with any existing recorded material whether mono, stereo or surround sound, most of our audio enhancement technologies, including SRS 3D Sound, SRS FOCUS, SRS TruBass, SRS Dialog Clarity, can be used either as an alternative or as a complement and enhancement to almost any competing audio technology.

        Many companies in the wireless and telecommunications industry are investigating methods to increase the quality of a voice signal; but we believe that their development work centers on techniques to reduce noise and provide echo cancellation. We are not aware of any direct competing technologies to our voice technology, VIP, which processes the actual voice signal to improve intelligibility and works on the formants of the human speech pattern. VIP is compatible to these other noise cancellation techniques.

        Several technologies within our surround sound portfolio, including TruSurround, TruSurround XT, Circle Surround and Circle Surround II, compete directly with a variety of technologies from Spatializer, Qsound, Dolby Laboratories and DTS, Inc. These competing processes include: Dolby ProLogic™ and ProLogic II, analog, surround sound systems that can encode surround content as well as decode up to 6.1 channels of surround sound from mono or stereo; Dolby Digital (AC-3) and Dolby Digital EX, that encode a six channel digital sound track on a movie print and decode six channels of digital audio in a consumer electronics device; Dolby Virtual Speaker, which processes the multichannels of Dolby Digital or Dolby Surround over just two channels, creating a virtual surround sound experience; DTS®, which uses CDs to reproduce six channels of digital sound synchronized with a movie print and decodes the six channels of sound in a consumer electronics device; and N-2-2™ from Spatializer, which processes the multichannels of surround sound over two speakers.

        Certain of these companies referenced above have, or may have, substantially greater resources than us to devote to further technologies and new product developments. We believe that we will compete based primarily on the quality and performance of our proprietary technologies, brand name awareness, the ease and cost of implementing our technologies, the ability to meet OEMs' needs to differentiate their products, and the strength of our licensee relationships. However, there can be no assurance that based on these factors, we will continue to be competitive with existing or future products or technologies of our competitors.

  SRSWOWcast

        In the broadcast and professional audio markets, our Circle Surround technology competes directly with surround sound formats from Dolby Laboratories and DTS, Inc., which market professional products for the encoding and creation of multichannel content. Both of these companies have more established reputations, greater technical, sales, marketing and distribution capabilities and stronger brand presence in the movie/cinema, television broadcast and music recording segments of professional audio. These competitors also have established or may establish strategic relationships with potential customers of our Circle Surround technology that may affect our customer's decisions to purchase products or license technology from us.

  Valence

        The Asian Pacific semiconductor industry is dominated by several major suppliers, such as Motorola, National Semiconductor and Texas Instruments. These established semiconductor companies usually do not offer custom design services to manufacturers and will only do so if the number of semiconductors required by such manufacturers is very large. Instead, they supply standard IC products to their customers. These standard semiconductors may not be the most suitable components for the manufacturers as they may require additional semiconductor components to perform the designed functions required in their products. In such cases, these semiconductors will be bulkier, heavier and more expensive compared to one custom designed, system-on-a-chip ASIC.

        We do occasionally compete with smaller design houses in Japan, Taiwan or Korea, such as Sunplus, but most of these houses are focused on standard semiconductor chip categories, such as random access memory, micro-controller and other non-proprietary functional processes.

        We believe that our ASIC team is more flexible in its strategy of designing new products, as well as more responsive in the service provided to clients. With seventeen years of experience in the Asian Pacific semiconductor market, Valence's personnel has expertise in local business practices and a strong franchise of relationships with clients that we believe gives us a competitive advantage over newcomers to the industry or the large multi-national firms.

        The markets in which we sell our products are subject to extreme price competition. Accordingly, we expect to continue to experience declines in the selling prices of our products over the life cycle of each product. In order to offset declines in the selling prices of its products, we must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts and other savings negotiated with our manufacturing subcontractors. Since we do not operate our own manufacturing facilities with respect to ASICs, products or components, it may not be able to reduce its costs as rapidly as competitors who perform their own manufacturing. Our ability to design and introduce, in a timely manner, lower cost versions of existing products or higher gross margin new products, or to successfully manage our manufacturing subcontractor relationships could have a material adverse effect on our gross margins.

Intellectual Property Rights and Proprietary Information

        We operate in industries where innovation, investment in new ideas and protection of intellectual property rights are important for success. We rely on a variety of intellectual property protections for our products and services, including patent, copyright, trademark and trade secret laws, and contractual obligations. We pursue a policy of enforcing such rights. There can be no assurance, however, that our intellectual property rights will be adequate to ensure our competitive position, or that competitors will not be able to produce a non-infringing competitive product or service. There can be no assurance that third parties will not assert infringement claims against us, or that if required to obtain any third party licenses as a result of an infringement dispute, we will be able to obtain such licenses. Although we believe that our patents and trademarks are important to each of our business segments, such patents and trademarks are especially important to the licensing business segments.

        In order to protect the underlying technology concepts, we have filed and/or obtained patents for all of our marketed technologies including technologies marketed under the trademarks SRS, TruSurround, TruSurround XT, FOCUS, Circle Surround, Circle Surround II, WOW, VIP and TruBass. In addition, we have numerous issued patents and patents pending for speaker and other acoustic reproduction technologies. We pursue a general practice of filing patent applications for our technologies in the United States and various foreign countries where our licensees manufacture, distribute or sell licensed products. We continually update and add new applications to our patent portfolio to address changing worldwide market conditions and our new technological innovations. The range of expiration dates for our patents extend between the years 2005 to 2018. We have multiple patents covering unique aspects and improvements for many of our technologies. Accordingly, the expiration of any single patent is not likely to significantly affect our intellectual property position or the ability to generate licensing revenue.

        Our strategy for protection of our trademarks identifying the various SRS technology solutions is commensurate with our strategy for obtaining patent protection. Specifically, we routinely file U.S. federal and foreign trademark applications for the various word names and logos used to market our technology solutions to licensees and the general public. The duration of the U.S. and foreign registered trademarks can typically be maintained indefinitely, provided proper maintenance fees are paid and trademarks are continually used or licensed by the Company.

Seasonality

        Due to our dependence on the consumer electronics market, we experience seasonal fluctuation is sales and earnings. In particular, we believe that there is seasonality relating to the Christmas season in the fourth quarter, as well as the Chinese New Year in the Asia Pacific region in the first quarter, which is generally the weakest. We are moving toward diversifying our key market segments in the consumer electronics industry in an effort to even out our seasonal fluctuation.

Employees

        The Company employed 101 persons as of December 31, 2002, including 21 in finance and administration, 48 in R&D, engineering and product development and 32 in sales and marketing. Of the aggregate number of employees, 65 are employed by Valence and are located overseas. None of our employees are covered by a collective bargaining agreement or are presently represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Item 2. Properties

        Our worldwide headquarters are located in Santa Ana, California, in a 23,400 square foot facility consisting of office and warehouse space. We lease the facility from Daimler Commerce Partners, L.P. (the "Partnership"), an affiliated partnership. The general partner of the Partnership is Conifer Investments, Inc. ("Conifer"). The sole shareholders of Conifer are Thomas C.K. Yuen and Misako Yuen, as co-trustees of the Thomas Yuen Family Trust (the "Trust"), and the executive officers of Conifer include Mr. and Mrs. Yuen. Mr. and Mrs. Yuen, as co-trustees of the Trust, also beneficially own a significant amount of the Company's outstanding shares of common stock. Mr. Yuen is the Chairman of the Board and Chief Executive Officer of the Company.

        Pursuant to the lease agreement with the Partnership, we lease all 23,400 square feet of space at the above-referenced facility. The lease is for a term of three years, which commenced June 1, 2002 and is scheduled to expire on May 31, 2005. At the time of expiration, we will have an option to renew the lease, under similar terms and conditions, for three additional years commencing on June 1, 2005 and terminating on May 31, 2008. We paid the Partnership rent of $198,900 during fiscal 2002, $182,520 during fiscal 2001 and $175,500 during fiscal 2000.

        Valence's principal operations are conducted at two leased facilities located in Hong Kong. The principal executive offices of Valence are located in Kowloon Tong, Hong Kong, in a 5,887 square foot office facility under a lease, which expires in August 2003. Valence's other principal office is located in Kwun Tong, Kowloon, Hong Kong, in a 9,918 square foot office facility under a lease, which expires in

December 2003. Pursuant to these leases, the Company paid rent of $256,542 during fiscal 2002, $301,686 during fiscal 2001 and $413,569 during fiscal 2000. At the time of expiration, Valence can negotiate renewal agreements with respect to each of the above referenced facilities. To the extent that management is unable to reach such agreements, it believes that it will be able to secure comparable space at reasonable rates.

        Our worldwide headquarters house personnel responsible for the development of our technologies, including SRSWOWcast, as well as the administration of the license program, while the Valence facilities are used in connection with the design and marketing of ASICs and the sale of consumer electronic products and components. We believe that our current facilities are adequate to support our current requirements.

Item 3. Legal Proceedings

        From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of the date of this Annual Report on Form 10-K, we are not involved in any legal proceedings that are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market for Common Stock

        The common stock of the Company, par value $0.001 per share (the "Common Stock"), trades on the Nasdaq Stock Market as a National Market System Security under the symbol SRSL. The table below reflects the high and low sales prices of the Common Stock as reported by The Nasdaq Stock Market, Inc. for the periods indicated.

	High	Low
Fiscal 2002
First Quarter	$5.05	$2.54
Second Quarter	$2.95	$1.87
Third Quarter	$3.50	$2.25
Fourth Quarter	$3.48	$1.80
Fiscal 2001
First Quarter	$4.75	$2.00
Second Quarter	$6.00	$2.00
Third Quarter	$5.40	$2.71
Fourth Quarter	$4.10	$2.10

        At March 21, 2003, the last sale price of the Common Stock was $2.50 per share.

Holders

        At March 21, 2003, there were 187 stockholders of record.

Dividend Policy

        We have never paid cash dividends on the Common Stock. We currently intend to retain our available funds for future growth and, therefore, we do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following equity compensation plans have been approved by the Company's stockholders: the SRS Labs, Inc. Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1993 Plan"), the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the "1996 Plan"), and the SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors' Stock Option Plan (the "Non-employee Directors Plan"). We do not have any equity compensation plans other than those approved by our stockholders, with the exception of one-time grants of warrants or options made by the Board of Directors from time to time.

        The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2002.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,905,410	(1)(5)	$3.90	1,402,194	(2)(5)
Equity compensation plans not approved by security holders	119,532	(3)(4)	$17.21	—
Total	6,024,942		$4.12	1,402,194

(1)
Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 164,317 shares under the 1993 Plan, 5,581,093 shares under the 1996 Plan and 160,000 shares under the Non-employee Directors Plan.

(2)
Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 1,062,194 shares under the 1996 Plan and 340,000 shares under the Non-employee Directors Plan.

(3)
Represents 100,000 warrants granted by our Board of Directors to Microsoft Corporation ("Microsoft") in connection with a technology and marketing alliance between the Company and Microsoft. These warrants were granted pursuant to a stand-alone agreement and not pursuant to any plan.

(4)
Represents 19,532 shares of common stock that may be issued pursuant to options granted in 1994 to two Company officers under Executive Option Agreements.

(5)
No options have been granted under the 1993 plan since June 7, 1996. The 1993 plan will expire on December 10, 2003.

Item 6. Selected Financial Data

        The following table sets forth selected financial data of the Company for the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998 which has been derived from the Company's consolidated audited financial statements. The following information should be read in conjunction with Item 7. Management's Discussion and Analysis and Results of Operations—Liquidity and Capital

Resources and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands except per share data)
Revenues:
Semiconductor	$9,780	$5,647	$10,168	$15,247	$10,295
Licensing	8,097	4,973	2,930	3,378	5,467
Component distribution	998	4,603	14,718	17,123	28,963
Products	57	190	101	48	—
Internet and broadcast	70	18	55	—	—

Total revenues	19,002	15,431	27,972	35,796	44,725
Cost of sales	4,754	6,704	16,611	22,003	29,819

Gross margin	14,248	8,727	11,361	13,793	14,906
Operating expenses
Sales and marketing	4,626	4,475	6,355	5,148	6,846
Research and development	4,189	3,576	4,151	4,142	2,555
General and administrative	4,890	5,167	10,357	6,932	5,531
Non-cash stock issuance cost	—	—	3,112	—	—
Acquired in-process research and development	—	—	—	—	18,510

Total operating expenses	13,705	13,218	23,975	16,222	33,442

Income (loss) from operations	543	(4,491)	(12,614)	(2,429)	(18,536)
Other income, net	774	797	1,180	735	705
Minority interest	78	193	250	—	—

Income (loss) before income tax expense (benefit)	1,395	(3,501)	(11,184)	(1,694)	(17,831)
Income tax expense (benefit)	589	377	325	50	(273)

Net income (loss)	$806	$(3,878)	$(11,509)	$(1,744)	$(17,558)

Net income (loss) per common share:
Basic	$0.06	$(0.31)	$(0.93)	$(0.15)	$(1.54)

Diluted	$0.06	$(0.31)	$(0.93)	$(0.15)	$(1.54)

Weighted average number of shares used in the calculation of net income (loss) per common share:
Basic	12,648	12,630	12,379	11,696	11,410
Diluted	12,862	12,630	12,379	11,696	11,410
Balance sheet data:
Working capital	$14,401	$19,615	$21,914	$10,953	$7,644
Total assets	29,307	28,263	41,569	39,101	45,535
Short-term debt and current portion of long-term obligations	—	—	8,000	8,000	8,000
Stockholders' equity	25,282	24,536	28,303	25,040	26,072

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis should be read in conjunction with Item 6. Selected Financial Data and our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. For additional information related to our industry segments, see Note 10 of "Notes to Consolidated Financial Statements," which are included in Item 8 hereof. For information regarding our revenues, profits/losses and assets, see our consolidated financial statements included in Item 8 hereof.

Overview

        SRS Labs is a leading developer and provider of application specific integrated circuits, ("ASICs"), standard integrated circuits ("ICs") and audio and voice technology solutions for the home theater, portable audio, wireless, computer, game, automotive, broadcast, Internet and telecommunications markets. We operate our business through three operating units: SRS Labs, the parent company; its wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies ("SRSWOWcast"); and its wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited's wholly-owned subsidiaries (collectively "Valence").

        We operate in the following five business segments:

SRS Labs

        Licensing:    Our licensing segment develops and licenses audio and voice technologies to many of the world's leading original equipment manufacturers ("OEMs"), software providers and semiconductor manufacturers. Licensing revenues comprised 43%, 32% and 11% of total consolidated revenues in fiscal 2002, 2001 and 2000, respectively.

        Products:    Our product segment develops and sells consumer products that incorporate proprietary audio and speaker technologies. Product revenues comprised less than 1% of total consolidated revenues in fiscal 2002 and 2000 and 1% of total consolidated revenues in fiscal 2001.

SRSWOWcast

        Internet and Broadcast:    Our Internet and broadcast segment develops and licenses software and hardware audio enhancement technology solutions for the Internet and broadcast markets. Revenue from this segment comprised less than 1% of total consolidated revenues in fiscal 2002, 2001 and 2000.

Valence

        Semiconductor:    Our semiconductor segment develops and sells technology solutions in the form of analog and digital signal processor ("DSP") ASIC semiconductors or other imbedded custom semiconductor designs to OEMs around the world. ASIC revenues comprised 52%, 37% and 36% of total consolidated revenues in fiscal 2002, 2001 and 2000 respectively.

        Component Distribution:    Our component distribution segment is an authorized, non-exclusive distributor of semiconductor components, subassemblies and finished goods for selected OEM customers. Component distribution revenues comprised 5%, 30% and 53% of total consolidated revenues in fiscal 2002, 2001 and 2000 respectively. We are no longer emphasizing this business due to our decision to focus on higher margin revenue. Although we expect revenues for this segment to decline further in the coming year, we will continue to operate in this segment.

Critical Accounting Policies

        Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.

        The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates.

        The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the matters that are inherently uncertain.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the ability to collect upon our accounts receivable based on specific customer circumstances, current economic trends, historical experience and the age of past due receivables. Unanticipated changes in the liquidity or financial position of our customers may require additional provisions for doubtful accounts.

Inventory Obsolescence Reserves

        Our inventories are stated at the lower of cost or net realizable value. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customer's product demands are less favorable than those projected, additional provisions may be required.

Valuation of Intangible Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", we assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions, and other factors. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. For fiscal 2002, an independent valuation of goodwill and other intangibles was performed. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our adoption of SFAS 142 and SFAS 144. However, no assurances can be given that future evaluation of goodwill will not result in charges as a result of future impairment. Refer to Note 1 "Summary of Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further discussion of our goodwill and other intangible assets.

Income Taxes

        In preparing our consolidated financial statements, we go through a process to estimate our income taxes in each of the countries in which we operate. The process includes an assessment of the current tax expense, the results from tax examinations and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheet. The realization of deferred tax assets as a result of future taxable income must be assessed and to the extent that the realization is doubtful, we establish a valuation allowance. Our income tax provision is based on calculations and assumptions that will be subject to examination by the taxing authorities in the jurisdictions in which we operate. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts and circumstances that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Results of Operations

        The following table sets forth certain consolidated operating data as a percentage of total revenue for the years ended December 31, 2002, 2001 and 2000:

	Percentage of Total Revenue Years Ended December 31,
Revenues:
	2002	2001	2000
Semiconductor	52%	37%	36%
Licensing	43	32	11
Component distribution	5	30	53
Products	0	1	0
Internet and broadcast	0	0	0

Total revenues	100	100	100
Cost of sales	25	43	59

Gross margin	75	57	41
Operating expenses
Sales and marketing	24	29	23
Research and development	22	23	15
General and administrative	26	34	37
Non-cash stock issuance cost	0	0	11

Total operating expenses	72	86	86

Operating income (loss)	3	(29)	(45)
Other income, net	4	5	4
Minority interest	0	1	1

Income (loss) before income taxes	7	(23)	(40)
Income tax expense	3	2	1

Net income (loss)	4%	(25)%	(41)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

        Total revenues for fiscal 2002 were $19,001,793 compared to $15,430,930 in fiscal 2001, an increase of $3,570,863 or 23.1%. Semiconductor revenues were $9,779,712 in fiscal 2002 compared to $5,646,724 in fiscal 2001 an increase of $4,132,988 or 73.2%. This increase was due to expansion of Valence's ASIC customer base, increased design wins and new chip offerings. Licensing revenues were $8,097,394 in fiscal 2002 compared to $4,973,584 in fiscal 2001 an increase of $3,123,810 or 62.8%. This increase was attributable to the sales growth of home entertainment products such as DVD players and other products that incorporate our technologies. Component distribution revenues were $997,857 in fiscal 2002 compared to $4,602,819 in fiscal 2001 a decrease of $3,604,962 or 78.3%. This decrease was due to the Company's decision to focus on higher margin semiconductor and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues were $56,961 in fiscal 2002 compared to $189,820 in fiscal 2001 a decrease of $132,859 or 70.0%. This decrease was due to the decreased on-line merchandising of the WOW Thing processor box. Revenues generated by our Internet and broadcast based business were $69,869, in fiscal 2002 and $17,983 in fiscal 2001. The increase in revenues resulted from sales of professional hardware equipment to the broadcast market.

Gross Margin

        Cost of sales consists primarily of component costs, fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage for fiscal 2002 increased to 75.0% as a percentage of total revenue from 56.6% for fiscal 2001. The increase resulted primarily from the Company's decision to focus the revenue base towards higher margin semiconductor and licensing revenues and away from lower margin component distribution. Gross margins may fluctuate in future quarters depending on the mix of products sold and services provided, royalties earned, competitive pricing, new product introduction costs and other factors.

Sales and Marketing

        Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, sales consultant fees and related expenses and product promotion costs. For fiscal 2002, sales and marketing expenses were $4,625,833 or 24.3% of total revenues compared to $4,474,575 or 29.0% of total revenues for fiscal 2001. The increase of $151,258 or 3.4% is attributable primarily to increased sales commission and product promotion costs associated with the increase in licensing revenues. We believe sales and marketing expenditures will continue to be a significant component of operating costs in the future to increase brand awareness and promote the adoption of our technology in new and existing markets. Whether such expenses increase or decrease, as a percentage of total revenues will be substantially dependent upon the rate at which our revenues change.

Research and Development

        Research and development expenses consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies. For fiscal 2002, research and development expenses were $4,189,379 or 22.0% of total revenue compared to $3,576,170 or 23.2% of total revenues for fiscal 2001. The increase of $613,209 or 17.1% is primarily attributable to the increased level of ASIC business activity. We expect that research and development will continue to be critical to our business as we introduce new products.

General and Administrative

        General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property, professional fees and various other administrative costs. For fiscal 2002, general and administrative expenses were $4,889,484 or 25.7% of total revenue compared to $5,167,396 or 33.5% of total revenues in fiscal 2001. The decrease of $277,912 or 5.4% is primarily attributable to the discontinuation of goodwill amortization in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142.

Other Income, Net

        Other income, net consists primarily of interest income, interest expense, realized gains and losses on the sale of investments and foreign currency transaction gains and losses at Valence. Net interest income was $774,125 in fiscal 2002 compared to $796,504 in fiscal 2001, a decrease of 2.8%. The decrease is primarily attributable to lower interest rates earned on investment balances during fiscal 2002.

Minority Interest

        At December 31, 2002 and 2001, the Company owned approximately 87% of the capital stock of SRSWOWcast. Minority interest represents the minority shareholders' proportionate share of losses in SRSWOWcast. For fiscal 2002, minority interest was $77,708 compared to $193,005 in fiscal 2001, a decrease of $115,297 or 59.7%. The decrease is primarily attributable to a general reduction in expenses which resulted in decreased losses. Losses in SRSWOWcast are expected to continue as a result of expenditures exceeding revenues in an effort to support the expansion and growth of SRSWOWcast business operations. Should losses continue in SRSWOWcast, the minority interest adjustment in the consolidated statement of operations will continue to reduce the Company's net losses by the minority shareholders' proportionate share of SRSWOWcast's net losses to the extent of their investment. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all of the outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Provision for Income Taxes

        The income tax provision for fiscal 2002 was $588,333 compared to $377,519 for fiscal 2001. The higher tax expense in fiscal 2002 was primarily a result of higher levels of foreign tax on higher licensing revenues sourced from countries requiring foreign tax withholdings. The Company had federal and state net operating loss carryforwards at December 31, 2002 of approximately $18,230,000 and $11,000,000, respectively. These net operating loss carryforwards will begin to expire in 2019 and 2003, respectively. In addition, the Company has federal tax credit carryforwards of approximately $382,000, which will begin to expire in 2011. As of December 31, 2002, a valuation allowance of $8,087,778 has been provided based on our assessment of our future ability to realize certain deferred tax assets.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

        Total revenues for fiscal 2001 were $15,430,930 compared to $27,972,694 in fiscal 2000, a decrease of $12,541,764 or 44.8%. Semiconductor revenues were $5,646,724 in fiscal 2001 compared to $10,168,525 in fiscal 2000 a decrease of $4,521,801 or 44.5%. This decrease was due to a continued general weakness in demand in worldwide markets for consumer electronics products, which negatively impacted the sales of semiconductor ICs. Licensing revenues were $4,973,584 in fiscal 2001 compared to $2,929,717 in fiscal 2000 an increase of $2,043,867 or 69.8%. This increase was attributable to the sales growth of home entertainment products such as DVD players and other products that incorporate our technologies. Component distribution revenues were $4,602,819 in fiscal 2001 compared to $14,718,440 in fiscal 2000 a decrease of $10,115,621 or 68.7%. This decrease was due both to the continued general weakness in demand in worldwide markets for consumer electronics products as well as the Company's decision to focus on higher margin semiconductor and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues and revenues generated by our Internet and broadcast based business were $189,820 and $17,983, respectively in fiscal 2001 and $101,148 and $54,864, respectively in fiscal 2000. The increase in our Internet revenue resulted from the on-line merchandising of the WOW Thing product. Broadcast revenue in 2000 consisted of advertising revenue generated from using our website as an entertainment portal. In 2001 that revenue decreased as we changed our business model to focus on the development of hardware and software solutions for the professional broadcast market.

Gross Margin

        Gross margin for fiscal 2001 increased to 56.6% as a percentage of total revenue from 40.6% for fiscal 2000. The increase resulted primarily from the Company's decision to focus the revenue base towards higher margin semiconductor and licensing revenues and away from lower margin component distribution.

Sales and Marketing

        For fiscal 2001, sales and marketing expenses were $4,474,575 or 29.0% of total revenues compared to $6,355,742 or 22.7% of total revenues for fiscal 2000. The decrease of $1,881,167 or 29.6% is attributable primarily to reductions in spending at Valence associated with the cutback in the component distribution business as well as reductions in the level of expenditures at SRSWOWcast following fiscal 2000's initial construction of the website and the creation of program content for the website.

Research and Development

        For fiscal 2001, research and development expenses were $3,576,170, or 23.2% of total revenue compared to $4,151,064, or 14.8% of total revenue for fiscal 2000. This decrease of $574,894 or 13.9% is primarily attributable to a reduction in staffing levels at Valence and SRSWOWcast.

General and Administrative

        For fiscal 2001, general and administration expenses were $5,167,396 or 33.5% of total revenue compared to $10,357,001 or 37.0% of total revenues in fiscal 2000. The decrease of $5,189,605 or 50.1% is primarily due to severance costs, the write-off of certain intellectual property incorporating obsolete or unpursued technologies, higher legal and employee related expenses associated with the launch of SRSWOWcast, expenses related to the terminated Valence initial public offering, described below, plus higher salaries and benefits, legal, and other administrative expenses in our core licensing business. The decrease was also attributable to a reduction in the level of amortization expense related to intangible assets both from prior year write-offs as well as certain categories of intangibles becoming fully amortized during the period.

        On March 3, 2000, the Company filed an application to list the common shares of Valence on the Growth Enterprise Market of the Honk Kong Stock Exchange or the GEM, in order to sell a minority interest in Valence to the public. The initial public offering was targeted for completion in the second quarter of 2000. However, due to negative market conditions affecting equity markets worldwide, including the GEM, the Company elected not to proceed with the offering. Offering costs incurred by the Company, comprised primarily of legal, accounting and underwriting fees, totaled $1,142,175 for fiscal 2000. These costs are included in general and administrative expense in the accompanying financial statements.

Non-cash Stock Issuance Cost

        In March 2000, the Company entered into a technology and marketing alliance with Microsoft. In conjunction with this transaction, Microsoft purchased shares of common stock of the Company and was issued warrants to purchase additional shares of common stock of the Company and of its subsidiary, SRSWOWcast (together referred to as the "Microsoft Transaction"). As a result of the Microsoft Transaction, the Company recognized a one-time, non-cash charge totaling $3,111,859. See Note 8 of the Notes to Consolidated Financial Statements for more information concerning the Microsoft Transaction.

Other Income, Net

        Other income, net consists primarily of interest income, interest expense, realized gains and losses on the sale of investments and foreign currency transaction gains and losses at Valence. Net interest income was $782,235 in fiscal 2001 compared to $1,059,009 in fiscal 2000, a decrease of $276,774 or 26.1%. The decrease is primarily attributable to lower average cash and investment balances during the current year as compared to the prior year as well as lower interest rates earned on investment balances during fiscal 2001.

Minority Interest

        At December 31, 2001 and 2000, the Company owned approximately 87% of the capital stock of SRSWOWcast. Minority interest represents the minority shareholders' proportionate share of losses in SRSWOWcast. Losses in SRSWOWcast are expected to continue as a result of expenditures exceeding revenues in an effort to support the expansion and growth of SRSWOWcast business operations. Should losses continue in SRSWOWcast, the minority interest adjustment in the consolidated statement of operations will continue to reduce the Company's net losses by the minority shareholders' proportionate share of SRSWOWcast's net losses to the extent of their investment. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all of the outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Provision for Income Taxes

        The income tax provision for fiscal 2001 was $377,519 compared to $324,981 for fiscal 2000. The higher tax expense in fiscal 2001 was primarily a result of higher levels of foreign tax on higher licensing revenues sourced from countries requiring foreign tax withholdings. The Company had federal and state net operating loss carryforwards at December 31, 2001 of approximately $16,500,000 and $11,600,000, respectively. These net operating loss carryforwards will begin to expire in 2019 and 2003, respectively. In addition, the Company has federal tax credit carryforwards of approximately $863,000. The portion related to the foreign tax credit is $178,000, which will begin to expire in 2003. The remainder of the tax credits will begin to expire in 2011. As of December 31, 2001, a valuation allowance of approximately $6,899,000 has been provided based on our assessment of our future ability to realize certain deferred tax assets. Approximately $1,417,000 of the valuation allowance is attributable to the potential tax benefit of stock option transactions that will be credited directly to additional paid in capital, if realized.

Selected Quarterly Operating Results (Unaudited)

        The following table sets forth certain quarterly summary financial data for the eight quarters in the period ended December 31, 2002. The quarterly information is based upon unaudited financial statements prepared by the Company on a basis consistent with our audited consolidated financial statements and, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. Our quarterly operating results have varied significantly in the past and are expected to vary significantly in the future.

	Three Months Ended
	Mar 31, 2002	June 30, 2002	Sep 30, 2002	Dec 31, 2002	Mar 31, 2001	Jun 30, 2001	Sep 30, 2001	Dec 31, 2001
	(In thousands except per share amounts)
Revenues:
Semiconductor	$1,471	$2,365	$2,946	$2,998	$1,084	$1,500	$1,574	$1,489
Licensing	1,796	1,436	2,009	2,856	1,164	1,625	1,304	880
Component distribution	235	207	433	123	2,065	1,607	651	280
Products	25	—	8	24	14	102	20	54
Internet and Broadcast	28	20	16	6	4	10	—	4

Total revenues	3,555	4,028	5,412	6,007	4,331	4,844	3,549	2,707
Gross margin	2,762	2,914	3,906	4,666	2,029	2,510	2,275	1,913
Operating expenses	3,459	2,750	3,261	4,235	3,831	3,620	3,227	2,540

Operating (loss) income	(697)	163	646	431	(1,802)	(1,110)	(952)	(627)
Net (loss) income	$(691)	$205	$596	$696	$(1,566)	$(980)	$(802)	$(531)
Net (loss) income per Common share:
Basic and diluted	$(0.05)	$0.02	$0.05	$0.04	$(0.12)	$(0.08)	$(0.06)	$(0.05)

Liquidity and Capital Resources

        Since inception, we have financed our operations from the sale of equity securities, cash generated by operations, and short-term borrowings under revolving credit facilities. Our principal source of liquidity to fund ongoing operations at December 31, 2002 was cash, cash equivalents and long-term investments aggregating $22,351,631. At December 31, 2002, we had cash and cash equivalents of $15,720,860 and investments of $6,630,771. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA. As of December 31, 2002, cash, cash equivalents and long-term investments were $22,351,631 compared to $19,593,723 as of December 31, 2001, an increase of $2,757,908.

        Net cash provided by operating activities during fiscal 2002 was $4,010,973, resulting from a net decrease of inventories, prepaid expenses and other assets and increases in accounts payable and accrued liabilities offset by an increase in accounts receivable and a decrease in income taxes payable as well as certain adjustments to reconcile net loss to cash used in operating activities including depreciation and amortization. Inventories decreased from $1,624,067 at December 31, 2001 to $807,382 at December 31, 2002. This decrease resulted from our decision to focus on higher margin semiconductor and licensing revenues and de-emphasize certain lower margin distribution activities. Accounts payable and accrued liabilities increased from $822,698 and $1,357,105, respectively at December 31, 2001 to $1,011,032 and $2,347,702, respectively at December 31, 2002. The increases in accounts payable and other accrued liabilities are primarily related to the increased sales commission and product promotion costs associated with the increase in licensing revenues in the latter half of fiscal 2002 and increased administrative costs associated with the Company's change in independent auditors in the fourth quarter. Net cash used in investing activities during fiscal 2002 was $7,166,757, resulting primarily from the purchase of U.S. government securities, purchases of furniture, fixtures and equipment and expenditures related to intangible assets offset by proceeds received from sales of our investments. Net cash used in financing activities during fiscal 2002 was $134,523, reflecting the purchase of treasury shares offset by the proceeds from sale of common stock pursuant to exercise of employee stock options.

        Working capital decreased from $19,614,783 at December 31, 2001 to $14,401,346 at December 31, 2002. The decrease of $5,213,437 was primarily attributable to the purchase of U.S. government securities classified as long-term investments available for sale. Working capital decreased from $21,913,951 at December 31, 2000 to $19,614,783 at December 31, 2001. The decrease of $2,299,168 was primarily attributable to operating losses and repayment of the Company's line of credit, offset by proceeds received from the Microsoft transaction.

        In March 1998, the Company obtained a revolving line of credit and letter of credit facility with a bank that was secured by certain of the Company's cash, cash equivalents and investments. This line of credit expired on April 1, 2001 and was fully repaid on April 2, 2001. The total availability under the line of credit was the lesser of $10,000,000 or a percentage of the fair market value of the collateral. Interest on the line of credit was at the bank's prime rate or LIBOR plus 0.75%. On April 1, 2001, the Company entered into a new revolving line of credit with the same bank on substantially the same terms and conditions as the previous revolving line of credit except the total availability under the new line of credit was reduced to the lesser of $5,000,000 or a percentage of the fair market value of the collateral. On October 11, 2001 the Company terminated the new revolving line of credit and letter of credit facility with the bank.

        In November 1999, Valence obtained a credit facility with a bank that provided for availability under the line of credit aggregating approximately $5,000,000. In January 2001, the credit facility was renegotiated to reduce the amount of availability to borrow under the credit facility and to provide for a variety of import/export trade instruments up to $2,000,000 at interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility was collateralized by certain of Valence's assets on deposit with the bank. The facility expired on October 31, 2001. In February 2002, the credit facility was re-instated and renegotiated to increase the amount of availability to borrow under the credit facility and to provide for a variety of import/export trade instruments up to $2,300,000 at interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility was collateralized by certain of Valence's assets on deposit with the bank and is due to expire on December 31, 2003. There can be no assurance that management will be successful in the renegotiation of a new credit facility on terms favorable to the Company, or at all. At December 31, 2002, 2001 and 2000, there were no obligations outstanding under this credit facility.

        We anticipate that our primary uses of working capital in future periods will be to acquire new technologies and to fund increased costs for additional sales, marketing and engineering headcounts and other marketing activities associated with the introduction of new technologies and products into the market.

        Based on current plans and business conditions, we expect that our cash, cash equivalents and investments, together with any amounts generated from operations, will be sufficient to meet our cash requirements for at least the next 12 months. However, there can be no assurance that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Contractual Cash Obligations and Contingent Liabilities and Commitments

        We have contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies our expected contractual obligations and commitments subsequent to December 31, 2002:

	Payments due in fiscal
	2003	2004	2005
Operating lease commitments	$421,894	$340,297	$114,770

Recent Accounting Pronouncements

        In July 2002 the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addressed financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of the SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company currently does not intend to adopt SFAS No. 123 and accordingly does not expect the implementation of SFAS No. 148 to have a material effect on the Company's consolidated financial position or results of operations.

        In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees. Including indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements for periods ending after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

        In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any material entities will be consolidated as a result of FIN 46.

Factors That May Affect Future Results

Our quarterly results may fluctuate

        Our operating results may fluctuate from those in prior quarters and will continue to be subject to quarterly and other fluctuations due to a variety of factors, including the extent to which our licensees incorporate our technologies into their products; the timing of orders from, and the shipments to, major customers; the timing of new product introductions; the gain or loss of significant customers; competitive pressures on selling prices; the market acceptance of new or enhanced versions of our technologies; the rate that our semiconductor licensees manufacture and distribute chips to product manufacturers; and fluctuations in general economic conditions, particularly those affecting the consumer electronics market. Due to our dependence on the consumer electronics market, the substantial seasonality of sales in the market could impact our revenues and net income. In particular, we believe that there is seasonality relating to the Christmas season generally and the Chinese New Year within the Asia region, which fall into the fourth and first quarters respectively. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied on as indications of future performance.

We rely on revenue contribution from our ASIC and standard IC business

        We derive a significant amount of our revenue from Valence's ASIC business. Valence's engineering team focuses on the design of custom ASICs to meet specific customers' requirements and outsources the production of the design to mask houses, foundries and packaging houses located primarily in Asia. The operations of Valence could be affected by a variety of factors, including the timing of customer orders, the timing of development revenue, changes in the mix of products distributed and the mix of distribution channels employed, the emergence of a new industry standard, product obsolescence and changes in pricing policies by the Company, its competitors or its suppliers.

        Business revenue from ASICs is concentrated in a limited number of customers in the areas of consumer electronics, communications products, computers and computer peripherals. The business generated from any one customer may be for a fixed length or quantity. As such, it is customary in our ASIC business to have a certain amount of customer turnover as new ASIC projects are obtained for different customers. However, it is possible that the loss of any particular customer or any bad debt arising from such customer may have a material adverse impact on our financial condition and results of operation. Beginning in fiscal 1999, Valence began to exit from certain lower margin product offerings in the distribution side of the business and has placed more emphasis on developing and distributing products that are related to or incorporate our proprietary technologies. As a result, the immediate loss in revenue of the low margin distribution business will not be entirely offset by the new proprietary technology based products, which will take time to develop and be introduced into the marketplace. There can be no assurance that we will be able to quickly introduce new products to offset the loss in revenue or that the new products developed will receive a favorable market acceptance.

        Valence adds significant diversity to our overall business structure and opportunities. We recognize that in the presence of such corporate diversity, and in particular with regard to the semiconductor industry, there will always exist a potential for a conflict among sales channels between the Company and our technology licensees. Although the operations of our licensing business and those of Valence are generally complementary, there can be no assurances that sales channel conflicts will not arise. If such potential conflicts do materialize, we may or may not be able to mitigate the effect of such perceived conflicts, which, if not resolved, may impact the results of operations.

We have a new business model for our SRSWOWcast broadcast and Internet business

        In fiscal 1999, we launched our SRSWOWcast subsidiary to focus on opportunities in the Internet space. In fiscal 2000, SRSWOWcast commenced operations with a business plan which focused on developing and acquiring audio based content to attract visitor traffic to its website in order to sell advertising and e-commerce products. In 2001, we revised our Internet strategy to focus on the sale and licensing of software and hardware products incorporating our audio and voice enhancement technology solutions to the broadcast and Internet markets. There can be no assurance that this new business model will develop a sufficient customer base to be able to generate meaningful revenue. In 2002, SRSWOWcast introduced audio processing hardware products designed for use by the professional broadcast markets. These products include the Broadcast Sports Processor ("BSP") and the Circle Surround encoder and decoder products. There can be no assurance that this new business model will develop a sufficient customer base to be able to generate meaningful revenue.

We are exposed to certain risks in producing professional and consumer products

        We intend to continue to develop and offer high-end audio enhancement products, including professional and consumer hardware and software products. We have also developed a line of speakers that incorporate proprietary flat panel designs, which have been marketed to OEMs and industry retail buyers. There can be no assurance that our products will be accepted in the market or that we will be able to develop an effective distribution channel and build acceptable brand recognition as a product manufacturer. As the business increases, it is anticipated that significant capital will be required to finance product inventory and accounts receivable. As a result, we are subject to risks of product obsolescence, bad debt and insufficient finance to grow the business.

        We also recognize that as we develop and market new consumer audio products, there will always exist a potential for conflict and competition between SRS Labs and our technology licensees. Although our intended products and those of our licensees do not generally overlap, there can be no assurances that our products will not compete with those of our licensees. If such conflicts do materialize, it is uncertain whether we will be able to mitigate the effect of such conflicts, which, if not resolved, may adversely impact our business and results of operations.

We conduct operations in a number of countries and are subject to risks of international operations, particularly in Asia and the PRC

        We have significant operations in Hong Kong, the PRC and other parts of Asia that require refinement to adapt to the changing market conditions in that region. Our operations in Asia, and international operations in general, are subject to risks of unexpected changes in, or impositions of, legislative or regulatory requirements.

        Our customers geographically located in the Asia Pacific markets accounted for approximately 90%, 90% and 94% of total Company sales in 2002, 2001 and 2000, respectively and are expected to continue to account for a substantial percentage of sales in the future. The economic climate in Asia continues to be impacted by increases in unemployment, declines in consumer spending, currency devaluation and bank failures. Any of these factors, should they continue, could significantly reduce the demand for the end user goods in which our products and technologies are used.

        The PRC economy has experienced significant growth in the past decade; but such growth has been uneven across geographic and economic sectors. There can be no assurance that such growth will continue or that any potential currency devaluation in the region will not have a negative effect on our business, including Valence. The PRC economy has also experienced deflation in the past, which may continue in the future. The current economic situation may adversely affect our profitability over time as expenditures for consumer electronics products and information technology may decrease due to the results of slowing domestic demand and deflation.

        Hong Kong is a Special Administrative Region of the PRC with its own government and legislature. Hong Kong enjoys a high degree of autonomy from the PRC under the principle of "one country, two systems." We can give no assurance that Hong Kong will continue to enjoy autonomy from the PRC.

        The Hong Kong dollar has remained relatively constant due to the U.S. dollar peg and currency board system that has been in effect in Hong Kong since 1983. Since mid-1997, interest rates in Hong Kong have fluctuated significantly and real estate and retail sales have declined. We can give no assurance that the Hong Kong economy will not worsen or that the historical currency peg of the Hong Kong dollar to the U.S. dollar will be maintained. Continued declining consumer spending in Hong Kong, deflation or the discontinuation of the currency peg could adversely affect our business.

We are exposed to currency fluctuations and instability in the Asian markets

        We expect that international sales will continue to represent a significant portion of our total revenues. To date, all of our licensing revenues have been denominated in U.S. dollars and most costs have been incurred in U.S. dollars. It is our expectation that licensing revenues will continue to be denominated in U.S. dollars for the foreseeable future. Because Valence and their subsidiaries' business is primarily focused in Asia and because of our anticipated expansion of business in the PRC and other parts of Asia, our consolidated results of operations and financial position could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which the products are sold. In addition, our valuation of assets recorded as a result of the Valence acquisition may also be adversely impacted by the currency fluctuations relative to the U.S. dollar. We intend to actively monitor our foreign exchange exposure and to implement strategies to reduce its foreign exchange risk at such time that we determine the benefits of such strategies outweigh the associated costs. However, there is no guarantee that we will take steps to insure against such risks, and should such risks occur, there is no guarantee that we will not be significantly impacted. Countries in the Asia Pacific region have experienced weakness in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for Valence's products, the U.S. dollar value of the Company's and its subsidiaries' foreign currency denominated sales, the availability and supply of product components to Valence and ultimately, our consolidated results of operations.

We are subject to competitive pressures

        Our existing and potential competitors include both large and emerging domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources. Present or future competitors may be able to develop products and technologies comparable or superior to ours, and to adapt more quickly than us to new technologies or evolving market needs. We believe that the competitive factors affecting the market for our products and technologies include product performance, price and quality; product functionality and features; the ease of integration; and implementation of the products and technologies with other hardware and software components in the OEM's products. In addition, the markets in which we compete are intensely competitive and are characterized by rapid technological changes, declining average sales prices and rapid product obsolescence. Accordingly, there can be no assurance that we will be able to continue to compete effectively in its respective markets, that competition will not intensify or that future competition will not have a material adverse effect on our business, operating results, cash flows and financial condition.

We strongly rely on our intellectual property

        Our ability to compete may be affected by our ability to protect our proprietary information. We have filed numerous U.S. and foreign patent applications and to date have a number of issued U.S. and foreign patents covering various aspects of our technologies. There can be no assurance that the steps taken by SRS Labs to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent, as do the laws of the U.S. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other property rights. We are not currently a party to any claims of this nature. There can be no assurances that third parties will not assert claims or initiate litigation against the Company or our customers with respect to existing or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights.

We depend on our executive officers and other key personnel

        Our future success depends to a large extent upon the continued service of our executives, as well as key engineering, sales, and marketing staff, including highly skilled semiconductor design personnel. We anticipate that any future growth will require us to recruit and hire a number of new personnel in engineering, operations, finance, sales and marketing. Competition for such personnel during times of economic growth is intense, and there can be no assurance that we can recruit and retain necessary personnel to operate its business and support future growth.

The market price of our common stock is volatile

        The trading price of our Common Stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in our operating results, announcements of new products or technological innovations by the Company or our competitors, strategic alliances between SRS Labs and third parties, general market fluctuations and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the markets in which we do business, or relating to the Company specifically, have in the past resulted in, and could in the future result in, an immediate and adverse effect on the market price of the Common Stock. Even though our stock is quoted on the Nasdaq Stock Market, our stock has had and may continue to have low trading volume and high volatility. The historically low trading volume of our stock makes it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. Since our shares are thinly traded, our shareholders may have difficulty selling our common stock.

We may encounter difficulties with acquisitions, which could harm our business

        From time-to-time, we expect to make acquisitions of businesses or technologies that are complementary to our business strategy. Such future acquisitions would expose the Company to risks commonly encountered in acquisitions of businesses. Such risks include, among others, difficulty of assimilating the operations, information systems and personnel of the acquired business(es), the potential disruption of our ongoing business; and the inability of management to maximize the financial and strategic position of the Company through successful incorporation of the acquired technologies, employees and customers. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on our business, financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting investment earnings.

Foreign Currency

        We have subsidiary operations in Hong Kong and customers in the PRC, and, accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. We use the local currency (Hong Kong dollars) as the functional currency for our Valence subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in fiscal 2002, 2001, and 2000 due to the fact that the value of the Hong Kong dollar is currently pegged to the U.S. dollar, and the exchange rate remained relatively constant throughout such fiscal years. Cash balances maintained by Valence in excess of normal operating requirements are invested in U.S. denominated bank accounts further reducing balance sheet exposure to changes in foreign currency exchange rates. Under the current circumstances, we believe that the foreign currency market risk is not material. We actively monitor our foreign exchange exposure and, should circumstances change, intend to implement strategies to reduce our risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

Interest Rates

        Our exposure to market risk includes changes in interest rates, which relates primarily to our invested balances of cash, cash equivalents and investments. Our investment policy specifies excess funds are to be invested in a manner that preserves capital, provides liquidity and generates the highest available after-tax return. To limit exposure to market risk, we place our cash in banks, cash equivalents in high quality, short-term commercial paper and money market funds and investments consisting of U.S. government securities and U.S government-backed securities. We do not invest in any derivative instruments. All cash, cash equivalents and investments are carried at fair value, which approximates cost.

Item 8. Financial Statements and Supplementary Data

        The financial statement information, including the report of independent accountants, required by this Item 8 is set forth on pages F-1 to F-25 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

        The information required by this Item 9 was previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on October 29, 2002 and the Company's Current Report on Form 8-K filed with the Commission on November 19, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information set forth under the captions "Election of Directors" and "Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders that is scheduled in June 2003, is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of fiscal 2002.

Item 11. Executive Compensation

        Except as specifically provided, the information set forth under the captions "Compensation Of Executive Officers" and "Information About the Board of Directors and Committees of the Board—Compensation of Directors" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2002. The Report on Executive Compensation and the Performance Graph set forth under the caption "Compensation of Executive Officers" in the Proxy Statement shall not be deemed incorporated by reference herein and shall not otherwise be deemed "filed" as part of this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. The Proxy Statement will be filed with the Commission not later than 120 days after the close of fiscal 2002.

        Information regarding equity compensation plans required by this Item 12 is included in Item 5 of Part II of this report and is incorporated into this Item by reference.

Item 13. Certain Relationships and Related Transactions

        The information set forth under the caption "Transactions with Management and Others" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close off fiscal 2002.

Item 14. Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic filings with the Commission within the required time period.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Documents Filed as Part of This Report:

(1)
Financial Statements

  (2)
  Financial Statement Schedules

Page
Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2002, 2001 and 2000	F-25

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
10.6
SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Purchase Plan -1993, as amended and restated, previously filed with the Commission as Exhibit 10.12 to the Company's Registration Statement on Form SB-2 filed with the Commission on June 3, 1996 (File No. 333-4974-LA) (the "Registration Statement"), which is incorporated herein by reference.
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
10.15
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
10.17
Employment Agreement dated August 27, 1999 by and between the Company and James F. Gardner, previously filed with the Commission as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 29, 2002, which is incorporated herein by reference.
Other Material Contracts
10.18
License Agreement dated as of June 27, 1988, between Hughes Aircraft and Sony Corporation, as amended and assigned to the Company, previously filed with the Commission as Exhibit 10.6 to the Registration Statement Amendment No. 3, which is incorporated herein by reference.
10.19
Industrial Real Estate Lease dated May 30, 1997, between the Company and Daimler Commerce Partners, L.P., previously filed with the Commission as Exhibit 10.1 to the Company's Form 10-QSB for the quarterly period ended June 30, 1997, filed with the Commission on August 13, 1997, which is incorporated herein by reference.
10.20
Tenancy Agreement dated September 7, 1998, by and between Hong Kong Industrial Technology Centre Corporation and Valence Semiconductor Design Limited relating to the premises located at Unit 413 on the Fourth Floor of the Hong Kong Industrial Technology Centre, which is incorporated by reference.
10.21
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
10.22
Stock Divestment Agreement dated July 1, 1996, between the Company, Thomas C.K. Yuen, Stephen V. Sedmak and Walter W. Cruttenden III, previously filed with the Commission as Exhibit 10.17 to the Registration Statement Amendment No. 2, which is incorporated herein by reference.
10.23
Services Agreement dated July 1, 1996, between the Company and Sierra Digital Productions, Inc., previously filed with the Commission as Exhibit 10.19 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

10.24
Common Stock Purchase Warrant dated March 8, 2000 granted to Microsoft Corporation by SRS Labs, Inc., previously filed with the Commission as Exhibit 10.2 to the March 2000 10-Q, which is incorporated herein by reference.
10.25
Common Stock Purchase Warrant dated March 8, 2000 granted to Microsoft Corporation by SRSWOWcast.com, Inc., previously filed with the Commission as Exhibit 10.3 to the March 2000 10-Q, which is incorporated herein by reference.
10.26
Investor Rights Agreement dated as of September 29, 2000 between SRSWOWcast.com, Inc. and the persons whose names appear on the Signature Page to the Investor Rights Agreement, previously filed with the Commission as Exhibit 10.3 to the September 2000 10-Q, which is incorporated herein by reference.
21	Subsidiaries of the Registrant.
23.1	Consent of BDO Seidman dated March 31, 2003.
23.2	Consent of Deloitte & Touche, LLP dated March 31, 2003.
24	Power of attorney (included on page 43 of the Form 10-K).
99.1	Certification of Chief Executive Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
99.2	Certification of Chief Financial Officer of Commonwealth Energy Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*
Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying' this Annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)
Reports on Form 8-K

        During the three months ended December 31, 2002, the Company filed the following Current Reports on Form 8-K:

        The Company filed a Form 8-K dated October 21, 2002 (Items 4 & 5) announcing (a) that Deloitte & Touche LLP had resigned its engagement as the Company's independent auditor, and (b) that Jeffrey I. Scheinrock and Robert Pfannkuch had resigned as directors of the Company.

        The Company filed a Form 8-K dated November 1, 2002 (Item 5) announcing that James F. Gardner had resigned as Vice President, Operations of the Company.

        The Company filed a Form 8-K dated November 18, 2002 (Item 4) announcing the appointment of BDO Seidman, LLP as the Company's new independent public accountants.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003	By:	/s/ THOMAS C.K. YUEN Thomas C.K. Yuen Chairman of the Board and Chief Executive Officer

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

Name	Capacity	Date
/s/ THOMAS C.K. YUEN Thomas C.K. Yuen	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2003
/s/ JANET M. BISKI Janet M. Biski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003
/s/ GARETH C.C. CHANG Gareth C.C. Chang	Director	March 31, 2003

/s/ STEPHEN V. SEDMAK Stephen V. Sedmak	Director	March 31, 2003
/s/ JOHN TU John Tu	Director	March 31, 2003
/s/ SAM YAU Sam Yau	Director	March 31, 2003

CERTIFICATIONS

I, Thomas C.K. Yuen, certify that:

1.
I have reviewed this annual report on Form 10-K of SRS Labs, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ THOMAS C.K. YUEN Thomas C.K. Yuen Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Janet M. Biski, certify that:

1.
I have reviewed this annual report on Form 10-K of SRS Labs, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ JANET M. BISKI Janet M. Biski Chief Financial Officer (Principal Financial Officer)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
    SRS Labs, Inc.

        We have audited the consolidated balance sheet of SRS Labs, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the 2002 consolidated financial statement schedule listed in the Index to Financial Statements at Item 15(a)(2). These consolidated financial statements and the 2002 consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the 2002 consolidated financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SRS Labs, Inc. and Subsidiaries as of December 31, 2002, and the results of their consolidated operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

/s/  BDO SEIDMAN LLP

Costa Mesa, California
February 17, 2003, except for Note 13 which is as of February 21, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
    SRS Labs, Inc.

        We have audited the accompanying consolidated balance sheets of SRS Labs, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2001 listed in the Index to Financial Statements at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SRS Labs, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, for each of the two years in the period ended December 31, 2001 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE AND TOUCHE, LLP

Costa Mesa, California
March 15, 2002

SRS LABS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$15,720,860	$19,011,167
Investments available for sale	—	582,556
Accounts receivable, net of allowance for doubtful accounts of $49,049 in 2002 and $68,888 in 2001	1,074,421	870,016
Inventories, net of reserve of $857,986 in 2002 and $679,052 in 2001	807,382	1,624,067
Prepaid expenses and other current assets, including other receivables of $24,346 in 2002 and $22,191in 2001	462,442	631,844
Deferred income taxes	36,147	219,429

Total Current Assets	18,101,252	22,939,079
Investments available for sale	6,630,771	—
Furniture, fixtures and equipment, net	1,935,424	1,672,801
Intangible assets, net	1,957,359	2,527,834
Goodwill	533,031	324,175
Deferred income taxes	149,498	799,499

Total Assets	$29,307,335	$28,263,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,011,032	$822,698
Accrued liabilities	2,347,702	1,357,105
Income taxes payable	341,172	1,144,493

Total Current Liabilities	3,699,906	3,324,296
Minority interest	325,371	403,079
Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 12,876,314 and 12,789,644 shares issued; and 12,651,014 and 12,664,744 outstanding for 2002 and 2001, respectively	12,877	12,790
Additional paid-in capital	55,966,589	55,745,867
Accumulated other comprehensive loss	(88,564)	(74,055)
Accumulated deficit	(29,890,243)	(30,696,595)
Treasury stock at cost 225,300 and 124,900 shares at December 31, 2002 and 2001, respectively	(718,601)	(451,994)

Total Stockholders' Equity	25,282,058	24,536,013

Total Liabilities And Stockholders' Equity	$29,307,335	$28,263,388

See accompanying notes to consolidated financial statements

SRS LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
Revenue:
Licensing	$8,097,394	$4,973,584	$2,929,717
Semiconductor	9,779,712	5,646,724	10,168,525
Other	1,124,687	4,810,622	14,874,452

Total revenues	19,001,793	15,430,930	27,972,694
Cost of sales	4,754,245	6,703,550	16,611,290

Gross margin	14,247,548	8,727,380	11,361,404
Operating expenses
Sales and marketing	4,625,833	4,474,575	6,355,742
Research and development	4,189,379	3,576,170	4,151,064
General and administrative	4,889,484	5,167,396	10,357,001
Non-cash stock issuance cost	—	—	3,111,859

Total operating expenses	13,704,696	13,218,141	23,975,666
Income (loss) from operations	542,852	(4,490,761)	(12,614,262)
Other income, net	774,125	796,504	1,180,352
Minority interest	77,708	193,005	249,577

Income (loss) before income tax expense	1,394,685	(3,501,252)	(11,184,333)
Income tax expense	588,333	377,519	324,981

Net income (loss)	$806,352	$(3,878,771)	$(11,509,314)

Net income (loss) per common share:
Basic	$0.06	$(0.31)	$(0.93)

Diluted	$0.06	$(0.31)	$(0.93)

Weighted average shares used in the calculation of Net income(loss) per common share:
Basic	12,648,373	12,630,199	12,379,281

Diluted	12,862,199	12,630,199	12,379,281

See accompanying notes to consolidated financial statements

SRS LABS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

								Comprehensive Income (Loss) for the Years Ended December 31,
	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit	Treasury Stock
	Shares	Amount					Total
BALANCE, Jan 1, 2000	11,819,591	$11,891	$40,576,893	$23,330	$(15,308,510)	$(263,281)	$25,040,323
Proceeds from exercise of stock options	471,624	471	1,481,213	—	—	—	1,481,684
Deferred stock option compensation	—	—	111,495	—	—	—	111,495
Issuance of common stock and warrants	290,529	291	8,111,859	—	—	—	8,112,150
Increase in additional paid-in capital from sale of stock by subsidiary	—	—	5,154,995	—	—	—	5,154,995
Unrealized loss on investments available for sale, net of tax	—	—	—	(7,061)	—	—	(7,061)	$(7,061)
Currency translation
Adjustment	—	—	—	(81,219)	—	—	(81,219)	(81,219)
Net loss	—	—	—	—	(11,509,314)	—	(11,509,314)	(11,509,314)

BALANCE, Dec 31, 2000	12,581,744	12,653	55,436,455	(64,950)	(26,817,824)	(263,281)	28,303,053	$(11,597,594)

Proceeds from exercise of stock options	136,800	137	184,892	—	—	—	185,029
Deferred stock option compensation	—	—	124,520	—	—	—	124,520
Treasury Stock	(53,800)	—	—	—	—	(188,713)	(188,713)
Increase in additional paid-in capital from unrealized loss on investments available for sale, net of tax	—	—	—	(13,849)	—	—	(13,849)	$(13,849)
Currency translation adjustment	—	—	—	4,744	—	—	4,744	4,744
Net loss	—	—	—	—	(3,878,771)	—	(3,878,771)	(3,878,771)

BALANCE, Dec 31, 2001	12,664,744	12,790	55,745,867	(74,055)	(30,696,595)	(451,994)	24,536,013	$(3,887,876)

Proceeds from exercise of stock options	86,670	87	131,997	—	—	—	132,084
Deferred stock option compensation	—	—	88,725	—	—	—	88,725
Treasury Stock	(100,400)	—	—	—	—	(266,607)	(266,607)
Unrealized loss on investments available for sale, net of tax	—	—	—	(14,509)	—	—	(14,509)	$(14,509)
Net income	—	—	—	—	806,352		806,352	806,352

BALANCE, Dec 31, 2002	12,651,014	$12,877	$55,966,589	$(88,564)	$(29,890,243)	$(718,601)	$25,282,058	$791,843

See accompanying notes to consolidated financial statements

SRS LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
Cash Flows From Operating Activities:
Net income (loss)	$806,352	$(3,878,771)	$(11,509,314)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash stock issuance cost	—	—	3,111,859
Minority interest	(77,708)	(193,005)	(249,577)
Provision for doubtful accounts	22,220	50,240	116,560
Provision for obsolete inventory	490,666	113,920	132,341
Depreciation and amortization	1,198,922	1,558,299	3,549,075
Deferred income taxes	833,283	(79,973)	(116,599)
Amortization of premium on investments available for sale	—	15,701	34,035
Stock option compensation expense	88,725	125,176	111,495
Currency translation adjustment	—	4,744	(81,219)
Loss on disposition of furniture, fixtures and equipment	4,107	865	16,483
Changes in operating assets and liabilities:
Accounts receivable	(226,625)	(132,348)	1,590,689
Inventories	326,019	1,330,491	(474,626)
Prepaid expenses and other assets	169,402	216,109	304,421
Accounts payable	188,334	(780,703)	(1,279,285)
Accrued liabilities	990,597	(617,252)	315,393
Income taxes payable	(803,321)	61,010	(420,534)

Net cash provided by (used in) operating activities	4,010,973	(2,205,497)	(4,848,803)

Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(922,070)	(509,183)	(1,154,370)
Purchase of investments available for sale	(6,645,280)	—	—
Proceeds from sales of investments available for sale	582,556	5,675,000	3,000,000
Expenditures related to intangible assets	(181,963)	(73,949)	(1,320,000)

Net cash (used in) provided by investing activities	(7,166,757)	5,091,868	525,630

Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	—	5,000,291
Proceeds from sale of stock by subsidiary	—	—	6,000,000
Principal payments on line of credit	—	(8,000,000)	—
Exercise of stock options	132,084	185,029	1,481,684
Purchase of treasury stock	(266,607)	(188,713)	—

Net cash (used in) provided by financing activities	(134,523)	(8,003,684)	12,481,975

Net (decrease) increase in cash and cash equivalents	(3,290,307)	(5,117,313)	8,158,802
Cash and cash equivalents, beginning of period	19,011,167	24,128,480	15,969,678

Cash and cash equivalents, end of period	$15,720,860	$19,011,167	$24,128,480

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$151,667	$586,722
Income taxes	$623,919	$396,482	$963,794
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Unrealized loss on investments, net	$(14,509)	$(13,849)	$(7,061)

See accompanying notes to consolidated financial statements

SRS LABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Organization

        SRS Labs is a leading developer and provider of application specific integrated circuits, ("ASICs"), standard integrated circuits ("ICs") and audio and voice technology solutions for the home theater, portable audio, wireless, computer, game, automotive, broadcast, Internet and telecommunications markets. We operate our business through three operating units: SRS Labs, the parent company; its majority-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies ("SRSWOWcast"); and its wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited's wholly-owned subsidiaries (collectively "Valence").

        We operate in the following five business segments:

SRS Labs

        Licensing:    Our licensing segment develops and licenses audio and voice technologies to many of the world's leading original equipment manufacturers ("OEMs"), software providers and semiconductor manufacturers. Licensing revenues comprised 43%, 32% and 11% of total consolidated revenues in fiscal 2002, 2001 and 2000, respectively.

        Products:    Our product segment develops and sells consumer products that incorporate proprietary audio and speaker technologies. Product revenues comprised less than 1% of total consolidated revenues in fiscal 2002 and 2000 and 1% of total consolidated revenues in fiscal 2001.

SRSWOWcast

        Internet and Broadcast:    Our Internet and broadcast segment develops and licenses software and hardware audio enhancement technology solutions for the Internet and broadcast markets. Revenue from this segment comprised less than 1% of total consolidated revenues in fiscal 2002, 2001 and 2000.

Valence

        Semiconductor:    Our semiconductor segment develops and sells technology solutions in the form of analog and digital signal processor ("DSP") ASIC semiconductors or other imbedded custom semiconductor designs to OEMs around the world. ASIC revenues comprised 52%, 37% and 36% of total consolidated revenues in fiscal 2002, 2001 and 2000 respectively.

        Component Distribution:    Our component distribution segment is an authorized, non-exclusive distributor of semiconductor components, subassemblies and finished goods for selected OEM customers. Component distribution revenues comprised 5%, 30% and 53% of total consolidated revenues in fiscal 2002, 2001 and 2000 respectively. We are no longer emphasizing this business due to our decision to focus on higher margin revenue. Although we expect revenues from this segment to decline further in the coming year, we will continue to operate in this segment.

Basis of Presentation

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company and its wholly and majority owned subsidiaries, Valence and SRSWOWcast, after elimination of all intercompany accounts and transactions. The equity and net loss attributable to minority shareholders are shown separately in the consolidated balance sheets and statements of operations, respectively.

Cash Equivalents

        Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original or remaining maturities of three months or less at the date of purchase. The Company maintains cash and cash equivalents, investments, and certain other financial instruments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

Investments

        The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments, consisting primarily of U.S. government securities, have been classified as available for sale and are reported at fair value, based on quoted market prices, in the accompanying consolidated balance sheets. Those securities with a maturation date of one year or less have been classified as current assets. Unrealized gains and losses, net of applicable income taxes, are reported as a separate component of stockholders' equity.

Inventories

        Inventories, which consist of finished goods, are stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method and is comprised of material costs and, where applicable, subcontracting and overhead costs that have been incurred in bringing the inventories to their present location and condition. Net realizable value represents the estimated selling price less costs to be incurred in selling and distribution. Market is determined by comparison with recent purchases or net realizable value. Net realizable value is based on forecasts for sales of the Company's products in the ensuing years. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.

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

        The Company annually evaluates the recoverability of its patents and intangible assets based on the estimated future undiscounted cash flows. Should the carrying value of patents or intangible assets exceed the estimated future undiscounted cash flows for the expected periods of benefit, such assets would be written down to fair value. Based upon its most recent assessment, the Company has determined that there was no impairment at December 31, 2002.

Long-Lived Assets

        On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of either by sale or other than by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Minority Interest in Consolidated Subsidiary

        Minority interest in consolidated subsidiary represents the minority stockholders' proportionate share of the equity of SRSWOWcast. At December 31, 2002 and 2001, the Company owned approximately 87% of the capital stock of SRSWOWcast. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs. See Note 13.

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

Revenue Recognition

        Royalty revenues associated with ongoing royalty license agreements are recognized when license payments are due upon receipt of reports from licensees stating the number of products implementing SRS patented technologies on which royalties are due. Licensing revenues for one-time technology transfer fees are recognized in the period in which the license agreement is consummated and the related technology and passage of title is transferred. Revenue from product sales is generally recognized upon shipment at which point title passes. Design revenue under design contracts is recognized on the percentage-of-completion method. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made. Commission income derived from our distribution activities is recognized on an accrual basis in the period when earned.

Research and Development

        Research and development expenses include costs and expenses associated with the development of our design methodology and the design and development of new products, including initial nonrecurring engineering and product verification charges from foundries. Research and development is expensed as incurred.

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

Foreign Currency Translation

        Our reporting currency is the U.S. dollar, while the functional currency of Valence is the Hong Kong dollar. Assets and liabilities of Valence are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars are included as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). Foreign currency translation gains (losses) were $0, $4,744,and ($81,219) during the years ended December 31, 2002, 2001, and 2000 respectively. Transaction (losses) gains arising on exchange of foreign currency are recognized as incurred in the statements of operations and aggregated ($468), ($3,261), $51,855 during the years ended December 31, 2002, 2001 and 2000, respectively.

Net Income (Loss) Per Common Share

        The Company applies SFAS No. 128, "Earnings per Share," which requires the disclosure of basic and diluted net income or loss per share for all current and prior periods. Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income or loss per common share reflects the maximum dilution, based on the average price of our common stock each period and is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised.

        Basic and diluted net income (loss) per share computed in accordance with SFAS 128 for the years ended December 31 are as follows:

	2002	2001	2000
BASIC EPS
Net income (loss)	$806,352	$(3,878,771)	$(11,509,314)
Denominator: weighted average common shares outstanding	12,648,373	12,630,199	12,379,281
Net income (loss) per share—basic	$0.06	$(0.31)	$(0.93)
DILUTED EPS
Net income (loss)	$806,352	$(3,878,771)	$(11,509,314)
Denominator: weighted average common shares outstanding	12,648,373	12,630,199	12,379,281
Common equivalent shares outstanding:
Options	213,826	—	—
Warrants	—	—	—
Total shares	12,862,199	12,630,199	12,379,281
Net income (loss) per share—diluted	$0.06	$(0.31)	$(0.93)

        There were 3,664,580, 4,502,242 and 3,265,242 potentially dilutive options outstanding at December 31, 2002, 2001 and 2000, respectively, that were not included above because they would be anti-dilutive.

Stock-Based Compensation

        The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company accounts for and plans to continue to account for stock-based awards to non-employees using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

        The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for years ended December 31, 2002, 2001 and 2000, consistent with the provisions of FAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been increased to the pro forma amounts indicated below:

	2002	2001	2000
Net income (loss) (attributable to common shareholder) — as reported	$806,352	$(3,878,771)	$(11,509,314)
Less fair value of stock-based employee compensation expense	(2,107,762)	(2,319,928)	(2,190,175)
Net income (loss) (attributable to common shareholder—pro forma	(1,301,410)	(6,198,699)	(13,699,489)
Net income (loss) per share (basic and diluted)—as reported	$0.06	$(0.31)	$(0.93)
Net income (loss) per share (basic and diluted)—pro forma	$(0.10)	$(0.49)	$(1.11)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: risk-free interest rates of 3.6%, 4.6% and 6.2% respectively, expected option lives of 5 years and a dividend rate of zero. The volatility factor assumptions of the expected market price of the Company's common stock were 87%, 97% and 105% for 2002, 2001 and 2000 respectively.

        Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in the future years.

Fair Value of Financial Instruments

        Management believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short period of time between origination of the instruments and their expected realization. The carrying amounts of investments available for sale are reported at fair value based on quoted market prices (Note 2).

Customer Concentration

        For the fiscal year ended December 31, 2002, two customers accounted for approximately 13% and 11% of revenues, respectively. During the fiscal year ended December 31, 2001 no single customer accounted for more than 10% of revenues. During the fiscal year ended December 31, 2000 one customer accounted for approximately 14% of revenues. During the fiscal year ended December 31, 2002 one customer accounted for approximately 20% of total receivables. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectibility of related receivables could have a material adverse effect on the Company's financial condition and results of operations.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, investments and trade accounts receivable. The Company places its cash in banks and its cash equivalents in commercial paper and money market funds at certain financial institutions in excess of amounts insured by federal agencies. The Company does not believe that as a result of this concentration we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. Investments consist of U.S. government securities rated AAA. The Company has not experienced any significant losses on its cash equivalents or investments.

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

Geographic Risk

        The Company's significant operations in Hong Kong, the Peoples Republic of China ("PRC") and other parts of Asia have required, and will continue to require, refinement to adapt to the changing market conditions in the region. The Company's operations in Asia, and international operations in general, are subject to risks of unexpected changes in, or impositions of legislative or regulatory requirements.

        Customers geographically located in the Asia Pacific markets accounted for approximately 90%, 90%, and 94% of total Company sales in 2002, 2001, and 2000, respectively and are expected to continue to account for a substantial percentage of sales in the future. The economic climate in Asia continues to be impacted by increases in unemployment, declines in consumer spending, currency devaluation and bank failures. Any of these factors, should they continue, could significantly reduce the demand for the end user goods in which the Company's products and technologies are used.

Recent Accounting Pronouncements

        In July 2002 the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addressed financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of the SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company currently does not intend to adopt SFAS No. 123 and accordingly does not expect the implementation of SFAS No. 148 to have a material effect on the Company's consolidated financial position or results of operations.

        In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees. Including indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements for periods ending after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

        In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable immediately for variable interest entities created after January 1, 2003. For variable interest entities created prior to January 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company does not currently believe that any material entities will be consolidated as a result of FIN 46.

Reclassifications

        Certain amounts as previously reported have been reclassified to conform to the current year presentation.

2.    Investment Securities Available for Sale

        The following table summarizes the Company's investment securities available for sale:

	December 31,
	2002	2001
US Government securities available for sale:
Cost	$6,638,033	$570,274
Unrealized (losses) gains	(7,262)	12,282

Estimated fair value	$6,630,771	$582,556

        The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	December 31, 2002		December 31, 2001
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
US Government securities available for sale:
Due in one year or less	$—	$—	$570,274	$582,556
Due in one to five years	6,638,033	6,630,771	—	—

	$6,638,033	$6,630,771	$570,274	$582,556

3.    Furniture, Fixtures and Equipment

        Furniture, fixtures and equipment, net, consist of the following:

	December 31,
	2002	2001
Furniture, fixtures and equipment	$1,298,112	$1,257,855
Computer equipment	3,809,329	2,951,673
Leasehold improvements	303,616	283,566

	5,411,057	4,493,094
Less accumulated depreciation and amortization	(3,475,633)	(2,820,293)

	$1,935,424	$1,672,801

        Depreciation expense for the years ended December 31, 2002, 2001 and 2000 totaled $655,340, $644,142 and $1,005,311, respectively.

4.    Goodwill and Intangible Assets

        On January 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets", which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period.

        Had goodwill and assembled workforce intangible amortization been discontinued effective January 1, 2001 and 2000 respectively net loss for the fiscal year 2001 and 2000 would have each been reduced by $325,196. Net loss per common share for the Fiscal year 2001 and 2000, after adjusting for the impact of discontinued goodwill and assembled workforce intangible amortization would have been reduced by $0.03 to ($0.28) per common share and by $0.03 to ($0.90) per common share, respectively.

        In accordance with SFAS No. 142, all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is evaluated to determine if fair value of the asset has decreased below its carrying value. At December 31, 2002 and January 1, 2002, we evaluated goodwill and determined that no adjustment to impair goodwill was necessary.

        Goodwill and intangible assets consist of the following:

	December 31,
	2002	2001
Goodwill	$533,031	$711,886
Accumulated amortization	—	(387,711)

Goodwill, net	533,031	324,175

Assembled workforce	—	1,000,000
Accumulated amortization	—	(791,144)

Assembled workforce, net	—	208,856

Patents	1,398,565	1,216,602
Accumulated amortization	(590,365)	(456,771)

Patents, net	808,200	759,831

Other intangibles	5,030,400	5,030,400
Accumulated amortization	(3,881,241)	(3,471,253)

Other intangibles, net	1,149,159	1,559,147

Goodwill and intangible assets, net	$2,490,390	$2,852,009

        As of January 1, 2002, assembled workforce was reclassified to goodwill and there was no change in the carrying amount of goodwill for the year ended December 31, 2002.

        Amortization periods range from three to eleven years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Year ended December 31,
	2002	2001	2000
Goodwill and assembled workforce	$—	$325,196	$325,196
Patents	133,594	123,307	123,610
Other intangibles	409,988	465,654	392,187

Total amortization expense	$543,582	$914,157	$840,993

        Our weighted average amortization period for patents and other intangibles is approximately 10 years. The following table shows the estimated amortization expense for those assets for each of the five succeeding fiscal years.

Year ending December 31,	Estimated expense
2003	$348,595
2004	$340,621
2005	$340,621
2006	$340,621
2007	$318,036

5.    Financing Arrangements

        In March 1998, the Company obtained a revolving line of credit and letter of credit facility with a bank that was secured by certain of the Company's cash, cash equivalents and investments. This line of credit expired on April 1, 2001 and was fully repaid on April 2, 2001. The total availability under the line of credit was the lesser of $10,000,000 or a percentage of the fair market value of the collateral. Interest on the line of credit was at the bank's prime rate or LIBOR plus 0.75%. On April 1, 2001, the Company entered into a new revolving line of credit with the same bank on substantially the same terms and conditions as the previous revolving line of credit except the total availability under the new line of credit was reduced to the lesser of $5,000,000 or a percentage of the fair market value of the collateral. On October 11, 2001 the Company terminated the new revolving line of credit and letter of credit facility with the bank. As of December 31, 2001 and December 31, 2002 the Company had no borrowings outstanding under any credit facilities.

        In November 1999, Valence obtained a credit facility with a bank that provided for availability under the line of credit aggregating approximately $5,000,000. In January 2001, the credit facility was renegotiated to reduce the amount of availability to borrow under the credit facility and to provide for a variety of import/export trade instruments up to $2,000,000 at interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility was collateralized by certain of Valence's assets on deposit with the bank. The facility expired on October 31, 2001. In February 2002, the credit facility was renegotiated to increase the amount of availability to borrow under the credit facility and to provide for a variety of import/export trade instruments up to $2,300,000 at interest rates ranging from 1% over the Hong Kong Dollar prime rate to 1.75% over LIBOR. The facility was collateralized by certain of Valence's assets on deposit with the bank and is due to expire on December 31, 2003. There can be no assurance that management will be successful in the renegotiation of a new credit facility on terms favorable to the Company, or at all. At December 31, 2002, 2001 and 2000, there were no obligations outstanding under this credit facility.

6.    Commitments and Contingencies

        The Company leases office space and certain equipment under non-cancelable operating leases expiring through 2005. The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership that is affiliated with a principal stockholder and executive officer of the Company. The lease is for a term of three years, commencing June 1, 2002, with an option to extend the term for an additional three years thereafter. Additionally, the Company leases office and warehouse facilities in Hong Kong from unrelated parties. Total rent expense was $482,057, $520,362, and $615,847 for the years ended December 31, 2002, 2001, and 2000, respectively, of which $198,900, $182,520, and $175,500 was paid to related parties, respectively.

        Future annual minimum lease payments under non-cancelable operating leases at December 31, 2002, are as follows:

Year ending December 31,	Facility	Facility-Related Party	Office Equipment	Total
2003	$209,458	$210,600	$1,836	$421,894
2004	129,697	210,600	—	340,297
2005	27,020	87,750	—	114,770

	$366,175	$508,950	$1,836	$876,961

Litigation

        The Company is involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company believes that the resolution of these matters will not likely have a material adverse effect on the Company's consolidated financial statements.

Employment Contracts

        The Company entered into employment agreements with its Chief Executive Officer and 4 other personnel of the Company (collectively "Agreements"), including two officers of Valence Tech. Each of the Agreements was entered into for an initial multi-year term that has since expired and all are now automatically renewed annually on various anniversary dates. Under terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from one to two years of the respective employee's base salary, depending on the date of termination, if the employment is terminated by the Company without cause.

7.    Income Taxes

        The provision for income taxes consists of the following:

	Years ended December 31,
	2002	2001	2000
Current:
Federal	$(140,141)	$(69,183)	$(82,801)
State	(99,455)	150,756	(10,828)
Foreign	(5,354)	375,918	535,210

	(244,950)	457,491	441,581

Deferred:
Federal	(215,388)	(589,730)	(4,352,139)
State	(9,840)	(327,900)	(626,850)
Foreign	(130,007)	—	(44,812)
Change in valuation allowance, net	1,188,518	837,658	4,907,201

	833,283	(79,972)	(116,600)

	$588,333	$377,519	$324,981

        The reconciliation of the income tax expense (benefit) computed at U.S. federal statutory rates to the provision for income taxes is as follows:

	Years ended December 31,
	2002	2001	2000
Tax at U.S. federal statutory rates	$474,193	$(1,225,438)	$(4,001,868)
State income taxes, net of federal	81,372	(127,938)	(420,868)
Tax exempt interest	(88,155)	(31,667)	70,179
Change in valuation allowance, net	1,188,518	837,658	4,907,201
Impact of foreign dividend	—	396,021	—
Foreign withholding tax	338,644	328,785	220,875
Change in tax credits	(480,388)	—	—
Change in estimated payable amounts	(882,717)	—	—
Other	(43,134)	200,098	(450,538)

Total income tax expense	$588,333	$377,519	$324,981

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
Deferred tax assets (liabilities):
State income taxes	$1,441,698	$(486,832)
Depreciation and amortization	764,705	665,234
Accruals	370,593	9,747
Net operating loss carryforwards	6,198,019	6,641,263
Tax credit carryforwards	382,149	862,537
Other	(471,870)	226,239
Foreign income taxes	(411,871)	—
Valuation allowance	(8,087,778)	(6,899,260)

Total net deferred tax assets	$185,645	$1,018,928

        The Company has federal and state net operating loss carryforwards at December 31, 2002, of approximately $18,230,000 and $11,000,000, respectively. These net operating loss carryforwards will begin to expire in 2019 and 2003, respectively. In addition, the Company has federal tax credit carryforwards of approximately $382,000 at December 31, 2002, which will begin to expire in 2011. On September 11, 2002, the State of California enacted one of the budget trailer bills that implemented the state's 2002-2003 Budget Bill (A425). The new law suspends the net operating loss ("NOL") carryover deduction for tax years 2002 and 2003. To compensate for the deduction suspension, the period of availability for these NOL deductions has been extended for two years. As of December 31, 2002, a valuation allowance of $8,087,778 has been provided based on the Company's assessment of the future realizability of certain deferred tax assets.

8.    Stockholders' Equity

Stock Repurchases

        During the fiscal year ended December 31, 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock for a period from December 23, 1998 to December 31, 1999 (the "1998 Repurchase Program"). Under the 1998 Repurchase Program, 71,100 shares had been repurchased at a cost of $263,281. On September 17, 2001, the Company's Board of Directors authorized the repurchase of up to 250,000 of the outstanding shares of the Company's common stock for a period from September 17, 2001 to March 17, 2002 (the "2001 Repurchase Program"). As of December 31, 2001, 53,800 shares had been repurchased at a cost of $188,713 under the 2001 Repurchase Program. On May 9, 2002, the Company's Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company's common stock for a period from May 10, 2002 to November 10, 2002 (the "2002 Repurchase Program"). As of December 31, 2002, 100,400 shares had been purchased at a cost of $266,607 under the 2002 Repurchase Program. All repurchased shares under the 1998, 2001 and 2002 Repurchase Programs are reflected as treasury stock in the accompanying consolidated balance sheets.

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

Stock Award/Option Plans/Warrants

        On December 10, 1993, the Company's Board of Directors and shareholders adopted an Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1993 Plan"). Under the 1993 Plan, 801,971 shares of the Company's common stock are reserved for issuance to executives, employees and non-employee directors of the Company at the discretion of the Board of Directors or the committee administering the 1993 Plan. The Compensation Committee of the Board or, in the absence of a Compensation Committee, the Board, has been appointed to administer the 1993 Plan. Options issued under the 1993 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2002, options to purchase 164,317 shares of the Company's common stock were outstanding under the 1993 Plan.

        In January 1994, the Company entered into stock option agreements with two Company officers whereby options to purchase 181,032 shares of the Company's common stock were granted to each of the officers at an exercise price of $0.14 per share (collectively, the "Executive Option Agreements"). AS of December 31, 2002, options to purchase 19,532 shares of the Company's common stock were outstanding under the Executive Option Agreements.

        In June 1997, the Company's Board of Directors adopted and the Company's stockholders approved the Amended and Restated 1996 Long-Term Incentive Plan (the "1996 Plan"), for which 2,000,000 shares of the Company's common stock were reserved for issuance to officers, employees and consultants of the Company. If any award granted under the 1996 Plan expires, terminates or is forfeited before the exercise thereof or the payment in full thereof, the shares covered by the unexercised or unpaid portion will become available for new grants under the 1996 Plan. In June 1998, the Company's Board of Directors adopted and the Company's stockholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 2,500,000. Also in June 1998, in a separate amendment, the Company's Board of Directors and the Company's stockholders approved an amendment to allow all directors of the Company and any subsidiary of the Company to participate in the 1996 Plan. In June 2000, the Company's Board of Directors adopted and the Company's stockholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 2,500,000. The Compensation Committee or, in the absence of a Compensation Committee, the Board of Directors has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2002, options to purchase 5,581,093 shares of the Company's common stock were outstanding under the 1996 Plan.

        In July 1996, the Company's Board of Directors adopted and the Company's stockholders approved the 1996 Non-employee Directors Stock Option Plan (the "Non-employee Directors Plan"), a non-discretionary formula plan for which 120,000 shares of the Company's common stock are reserved for issuance to the Company's non-employee directors. A committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan administers the Non-employee Directors Plan. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three-year period, the first installment vesting on the date of grant. In June 1999, the shareholders approved the Amended and Restated 1996 Non-employee Directors' Stock Option Plan (the "Amended Non-employee Directors Plan"). Among the changes set forth in the Amended Non-employee Directors Plan was to increase by 130,000 the number of shares of common stock that may be issued. In June 2001, the Company's Board of Directors adopted and the Company's stockholders approved an amendment to the Amended Non-employee Directors Plan to increase the number of shares in the plan by 250,000. As of December 31, 2002, options to purchase 160,000 shares of common stock were outstanding under the Amended Non-employee Directors Plan.

        In connection with the Microsoft Transaction, Microsoft has a three-year warrant to purchase 100,000 shares of common stock of the Company at an exercise price per share of $17.21. The number of eligible shares to purchase under this warrant is subject to adjustment based upon the occurrence of certain conditions as set forth in the SRS Labs, Inc. Common Stock Purchase Warrant Agreement dated March 8, 2000 (the "SRS Warrant"). As of December 31, 2002, warrants to purchase 100,000 shares of common stock were outstanding under the SRS warrant.

        The Company's majority-owned subsidiary, SRSWOWcast, also issued to Microsoft a three-year warrant to purchase up to 2,500,000 shares of its common stock at an price per share of $2.00 as specified in the SRSWOWcast.com, Inc. Common Stock Purchase Warrant Agreement dated March 8, 2000 (the "SRSWOWcast Warrant"), subject to certain conditions and adjustment as set forth in the SRSWOWcast Warrant. The fair value of these warrants, totaling $2,555,783, was recorded as non-cash stock issuance cost by the Company during Fiscal 2000. Fair value was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life—36 months; stock volatility—96%; and risk-free interest rate—6.54%.

        The following table summarizes stock option activity under the Company's stock option and warrant plans for the periods indicated:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2000	5,084,543	$4.23
Granted	578,814	$11.20
Stock options exercised	(471,624)	$3.03
Forfeited	(194,319)	$7.88

Outstanding at December 31, 2000	4,997,414	$5.01
Granted	1,573,000	$2.93
Stock options exercised	(136,800)	$1.35
Forfeited	(1,031,286)	$5.30

Outstanding at December 31, 2001	5,402,328	$4.44
Granted	1,631,400	$2.85
Stock options exercised	(86,670)	$1.52
Forfeited	(922,116)	$4.09

Outstanding at December 31, 2002	6,024,942	$4.11

        The weighted average fair value of options granted during 2002, 2001 and 2000 was $2.77, $2.21 and $7.90 respectively. Options granted during 2002 generally vest over terms ranging from three years to five years and the options generally expire in 10 years.

        The following table summarizes information concerning currently outstanding and exercisable options and warrants:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable As of 12/31/2002	Weighted Average Exercise Price
$0.00—$1.90	55,807	1.4	$0.4761	55,807	$0.4761
$1.91—$3.80	3,770,437	8.1	$2.9486	1,328,837	$3.0668
$3.81—$5.70	1,656,643	4.9	$5.0591	1,520,143	$5.1618
$5.71—$7.60	272,314	6.2	$6.2236	269,564	$6.2255
$7.61—$9.50	87,500	5.0	$8.4786	61,250	$8.4184
$9.51—$11.40	42,241	3.8	$10.5056	32,241	$10.4879
$11.41—$13.30	20,000.8		$11.7500	20,000	$11.7500
$17.10—$19.00	120,000	1.4	$17.5083	110,000	$17.3727

	6,024,942	6.9	$4.1065	3,397,842	$4.8932

        On March 5, 1999, pursuant to a technology license agreement entered into by the Company and a customer, options were granted to the customer to purchase up to 50,000 shares of common stock at an exercise price of $3.94 per share. The fair value of the grant is being recognized as compensation expense ratably over the vesting period of the options. The Company recognized $2,588, $13,548, and $27,636 of compensation expense relating to these options in Fiscal 2002, 2001, and 2000, respectively. In addition to the 50,000 options granted in 1999, the Company has an obligation to grant up to

200,000 additional options if the customer meets specified performance criteria as defined by the agreement. The exercise price of additional option grants will be the fair market value of the common stock at the date of grant. In addition, during the years ended December 31, 2002, 2001, and 2000, the Company recorded $88,725, $66,502, and $83,859, respectively, of deferred compensation expense related to stock options granted to non-employee contractors.

9.    Sale of Stock by Subsidiary

        On September 29, 2000, the Company's wholly-owned subsidiary SRSWOWcast and certain investors, which included shareholders, directors and an executive officer of the Company, entered into a Series A Preferred Stock and Warrant Purchase Agreement (the "Private Placement Agreement") relating to the purchase and sale of 3,000,000 shares of SRSWOWcast Series A Convertible Preferred Stock ("Preferred Stock") for a purchase price of $2.00 per share or $6,000,000 in the aggregate (the "Private Placement"). Pursuant to the Private Placement Agreement, investors received an immediately exercisable, three year warrant evidencing a right to purchase one-tenth of a share of SRSWOWcast's common stock for each share of Preferred Stock purchased by such investor, exercisable at $2.50 per whole share. The fair value of the warrants was zero at the date of issuance. In accordance with SAB No. 51, "Accounting for Sales of Stock by a Subsidiary", the Company recorded $5,154,995 of additional paid-in capital associated with the Private Placement. In February 2003, the Company completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of SRSWOWcast Series A Convertible Preferred Stock. See Note 13.

10.  Segment Information

        During 2001, the Company changed the composition of its segments to correspond with how management now assesses the performance of each operating segment. Segment information for 2000, previously two segments, has been restated to conform to the current year presentation. The Company operates its three operating units in the following five business segments: (i) SRS Labs—the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers; (ii) SRS Labs—the sale of consumer products incorporating SRS proprietary technologies; (iii) Valence—the development and marketing of technology either in the form of ASICs or other imbedded custom semiconductor designs; (iv) Valence—the component distribution business; and (v) SRSWOWcast—the sale of hardware and software solutions to the Internet and broadcast audio markets. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments, revenue by geographic area and long-lived assets by geographic area:

	Business Segments
	SRS Labs		Valence		SRSWOWcast
	Licensing	Products	Semiconductor	Component Distribution	Internet and Broadcast	Total
Fiscal 2002
Net revenues	$8,097,394	$56,961	$9,779,712	$997,857	$69,869	$19,001,793
Cost of sales	64,270	70,663	3,506,525	1,093,862	18,925	4,754,245

Gross margin	$8,033,124	$(13,702)	$6,273,187	$(96,005)	$50,944	$14,247,548

Fiscal 2001
Net revenues	$4,973,584	$189,820	$5,646,724	$4,602,819	$17,983	$15,430,930
Cost of sales	36,082	314,491	2,009,673	4,343,194	110	6,703,550

Gross margin	$4,937,502	$(124,671)	$3,637,051	$259,625	$17,873	$8,727,380

Fiscal 2000
Net revenues	$2,929,717	$101,148	$10,168,525	$14,718,440	$54,864	$27,972,694
Cost of sales	13,867	67,918	3,699,245	12,806,565	23,695	16,611,290

Gross margin	$2,915,850	$33,230	$6,469,280	$1,911,875	$31,169	$11,361,404

        The following schedule presents the Company's revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee's corporate headquarters. The Americas region includes North, Central and South America.

	Year ended December 31,
Geographic Area Revenue:
	2002	2001	2000
Asia Pacific	$17,152,465	$13,917,282	$26,316,233
Americas	1,029,773	608,952	1,104,210
Europe	819,555	904,696	552,251

Total	$19,001,793	$15,430,930	$27,972,694

        The following schedule presents the Company's long-lived assets by geographic area:

	December 31,
Geographic Area Long-lived Assets:
	2002	2001
Asia Pacific	$1,593,895	$1,243,249
United States	341,529	429,552

Total	$1,935,424	$1,672,801

11.  Related-Party Transactions

        The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership that is affiliated with a stockholder and officer of the

Company. The lease has a term of two years (expiring May 2005), with an option to extend the term for an additional three years thereafter. See Note 6.

        As described in Note 9, certain shareholders, directors and an executive officer of the Company purchased preferred shares issued by a subsidiary of the Company. See Note 13.

12.  Employee Benefit Plan

        The Company's employees based in the United States may participate in a salary deferral plan (the "401(k) Plan") in which eligible employees can contribute up to 15% of their eligible compensation. The Company also may contribute on a discretionary basis. During the years ended December 31, 2002, 2001 and 2000, the Company contributed $67,165, $60,114, and $48,543, respectively to the 401(k) Plan.

13.  Subsequent Event

        In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Deductions	Balance at End of Period
For the year ended December 31, 2002:
Allowance for doubtful accounts	$68,888	$22,220	$(42,059)	$49,049

Inventory reserve	$679,052	$490,666	$(311,732)	$857,986

For the year ended December 31, 2001:
Allowance for doubtful accounts	$995,599	$50,240	$(976,951)	$68,888

Inventory reserve	$757,185	$113,920	$(192,053)	$679,052

For the year ended December 31, 2000:
Allowance for doubtful accounts	$1,083,961	$116,560	$(204,922)	$995,599

Inventory reserve	$624,844	$357,244	$(224,903)	$757,185

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
SRS LABS, INC. CONSOLIDATED BALANCE SHEETS
SRS LABS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
SRS LABS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
SRS LABS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SRS LABS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES