Form 10-K/A
period 2002-12-31
SRS LABS INC
filed 2003-04-11
CIK 1016470

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A is being filed solely to correct certain typographical errors in the exhibit list contained in Item 15 of the Annual Report on Form 10-K of SRS Labs, Inc. (the "Company") for the fiscal year ended December 31, 2002, originally filed on March 31, 2003 (the "Original Filing"). In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company has included in this Amendment No. 1 only Item 15 of Part IV. The remainder of the information contained in the Original Filing is not amended hereby.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Documents Filed as Part of This Report:

(1)
Financial Statements

Page*
Independent Auditors' Report—BDO Seidman, LLP	F-1
Independent Auditors' Report—Deloitte & Touche LLP	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7

*
Page references refer to pages in the Original Filing.

(2)
Financial Statement Schedules

Page*
Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2002, 2001 and 2000	F-25

*
Page references refer to pages in the Original Filing.

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
21	Subsidiaries of the Registrant.†
23.1	Consent of BDO Seidman dated March 31, 2003.†
23.2	Consent of Deloitte & Touche, LLP dated March 31, 2003.†
24	Power of attorney (included on page 43 of the Original Filing).†
99.1	Certification of Chief Executive Officer of SRS Labs, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.2	Certification of Chief Financial Officer of SRS Labs, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

†
Previously filed with the Original Filing.

*
Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Dated: April 9, 2003	By:	/s/ THOMAS C.K. YUEN Thomas C.K. Yuen Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Thomas C.K. Yuen, certify that:

1.
I have reviewed this annual report on Form 10-K/A of SRS Labs, Inc.;

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

Dated: April 9, 2003	By:	/s/ THOMAS C.K. YUEN Thomas C.K. Yuen Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Janet M. Biski, certify that:

1.
I have reviewed this annual report on Form 10-K/A of SRS Labs, Inc.;

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

Dated: April 9, 2003	By:	/s/ JANET M. BISKI Janet M. Biski Chief Financial Officer (Principal Financial Officer)

QuickLinks

EXPLANATORY NOTE
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS