Form 10-Q
period 2003-03-31
SRS LABS INC
filed 2003-05-15
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 9, 2003, 13,213,498 of the issuer’s common stock, par value $.001 per share, were outstanding. In addition, as of May 9, 2003, 225,300 shares of the issuer’s common stock were held as treasury shares.

SRS LABS, INC.

Form 10-Q

For the Period Ended March 31, 2003

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company’s financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company’s actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions, are intended to identify forward-looking statements. The important factors discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”, herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SRS LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,225,769	$15,720,860
Accounts receivable, net	920,282	1,074,421
Inventories, net	855,092	807,382
Prepaid expenses and other current assets	407,870	462,442
Deferred income taxes	36,147	36,147

Total Current Assets	15,445,160	18,101,252

Investments available for sale	8,540,024	6,630,771
Furniture, fixtures & equipment, net	1,870,616	1,935,424
Goodwill, net	1,173,102	533,031
Intangible assets, net	1,908,903	1,957,359
Deferred income taxes	147,190	149,498

Total Assets	$29,084,995	$29,307,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$815,604	$1,011,032
Accrued liabilities	1,715,192	2,347,702
Income taxes payable	323,448	341,172

Total Current Liabilities	2,854,244	3,699,906
Minority interest	—	325,371
Commitments and contingencies

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 13,213,498 and 12,876,314 shares issued; and 12,988,198 and 12,651,014 shares outstanding at March 31, 2003 and December 31, 2002, respectively	13,214	12,877
Additional paid in capital	56,957,625	55,966,589
Cumulative other comprehensive loss	(173,778)	(88,564)
Accumulated deficit	(29,847,709)	(29,890,243)
Less treasury stock at cost, 225,300 shares at March 31, 2003 and at December 31, 2002	(718,601)	(718,601)

Total Stockholders’ Equity	26,230,751	25,282,058

Total Liabilities and Stockholders’ Equity	$29,084,995	$29,307,335

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues:
Licensing	$2,628,311	$1,795,722
Semiconductor	1,711,819	1,471,142
Other	130,244	288,516
Total revenues	4,470,374	3,555,380

Cost of sales	669,568	793,345

Gross margin	3,800,806	2,762,035

Operating expenses:
Sales and marketing	1,352,490	1,260,440
Research and development	1,081,215	965,076
General and administrative	1,314,610	1,233,525

Total operating expenses	3,748,315	3,459,041

Income (loss) from operations	52,491	(697,006)

Other income, net	164,126	87,963
Minority interest	5,430	19,748

Income (loss) before income tax expense	222,047	(589,295)

Income tax expense	179,513	101,438

Net income (loss)	$42,534	$(690,733)

Net income (loss) per common share:
Basic	$0.00	$(0.05)

Diluted	$0.00	$(0.05)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	12,798,238	12,669,407

Diluted	12,983,526	12,669,407

 See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total	Comprehensive Income (Loss) for the Periods Ended

	Common Stock
	Shares	Amount

BALANCE, Dec 31, 2002	12,651,014	$12,877	$55,966,589	$(88,564)	$(29,890,243)	$(718,601)	$25,282,058	$791,843
Proceeds from exercise of stock options	5,000	5	13,120	—	—	—	13,125
Deferred stock option compensation	—	—	18,236	—	—	—	18,236
Issuance of Common Stock	332,184	332	959,680	—	—	—	960,012
Unrealized loss on investments available for sale, net of tax	—	—	—	(85,214)	—	—	(85,214)	$(85,214)
Net income	—	—	—	—	42,534		42,534	42,534

BALANCE, March 31, 2003	12,988,198	$13,214	$56,957,625	$(173,778)	$(29,847,709)	$(718,601)	$26,230,751	$749,163

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash Flows From Operating Activities:
Net income (loss)	$42,534	$(690,733)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	286,115	352,407
Minority interest	(5,430)	(19,748)
Provision for doubtful accounts	8,804	38,319
Provision for obsolete inventory	(27,108)	93,714
Deferred Taxes	2,308	—
Amortization of premium on investments available for sale	—	263
Increase in deferred stock option compensation	18,236	13,703
Changes in operating assets and liabilities:
Accounts receivable	145,335	(356,106)
Inventories	(20,602)	2,092
Prepaid expenses and other current assets	54,572	242,633
Accounts payable	(195,428)	(20,354)
Accrued liabilities	(632,510)	336,041
Income taxes payable	(17,724)	9,148

Net cash (used in) provided by operating activities	(340,898)	1,379

Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(120,843)	(93,747)
Purchase of investments available for sale	(1,994,467)	—
Expenditures related to patents and intangible assets	(52,008)	—

Net cash used in investing activities	(2,167,318)	(93,747)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	13,125	28,381

Net cash provided by financing activities	13,125	28,381

Net Decrease in Cash and Cash Equivalents	(2,495,091)	(63,987)
Cash and Cash Equivalents, Beginning of Period	15,720,860	19,011,167

Cash and Cash Equivalents, End of Period	$13,225,769	$18,947,180

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$209,491	$92,290
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized (loss) on investments, net	$(85,214)	$(2,407)
Issuance of Common stock for minority interest	$960,012	—

See accompanying notes to the condensed interim consolidated financial statements

1.                                      General/Basis of Presentation

SRS Labs is a leading developer and provider of application specific integrated circuits (“ASICs”), standard integrated circuits (“ICs”) and audio and voice technology solutions for the home theater, portable audio, wireless, computer, game, automotive, broadcast, Internet and telecommunications markets. The Company operates its business through three operating units: SRS Labs, the parent company; its wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies (“SRSWOWcast”); and its wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”). SRS Labs and its wholly-owned subsidiaries together are hereby collectively referred to as the “Company”.

The Company operates in three business units in the following five business segments:

SRS Labs

Licensing:  The Company’s licensing segment develops and licenses audio and voice technologies to many of the world’s leading original equipment manufacturers (“OEMs”), software providers and semiconductor manufacturers.

Products:  The product segment develops and sells consumer products that incorporate proprietary audio and speaker technologies.

Valence

Semiconductor:  The semiconductor segment develops and sells technology solutions in the form of analog and digital signal processor (“DSP”) ASIC semiconductors or other imbedded custom semiconductor designs to OEMs around the world.

Component Distribution:  The component distribution segment is an authorized, non-exclusive distributor of semiconductor components, subassemblies and finished goods for selected OEM customers. The Company is no longer emphasizing this business due to its decision to focus on higher margin revenue. Although the Company expects revenues for this segment to decline further in the current year, it will continue to operate in this segment.

SRSWOWcast

Internet and Broadcast:  The Company’s Internet and broadcast segment develops and licenses software and hardware audio enhancement technology solutions for the Internet and broadcast markets.

The accompanying condensed interim consolidated financial statements have been prepared by the Company without audit in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain accounts have been reclassified from that previously reported to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.                                      Goodwill and Intangible Assets

On January 1, 2002 the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis. Identifiable intangible assets with a determinable useful life are amortized over that period.

In accordance with SFAS No. 142, all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is evaluated to determine if fair value of the asset has decreased below its carrying value. At December 31, 2002, we evaluated goodwill and determined that no adjustment to impair goodwill was necessary.

Goodwill and intangible assets consist of the following:

	March 31, 2003	December 31, 2002

Goodwill & assembled workforce	$1,173,102	$533,031
Patents	1,399,134	1,398,565
Accumulated amortization	(573,939)	(590,365)
Patents, net	825,195	808,200
Other intangibles	5,030,400	5,030,400
Accumulated amortization	(3,946,692)	(3,881,241)
Other intangibles, net	1,083,708	1,149,159
Goodwill and intangible assets, net	$3,082,005	$2,490,390

In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock. As a result of the exchange offer, goodwill in the amount of $640,071 was recorded.

Amortization periods range from three to eleven years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three months ended March 31,
	2003	2002

Patents	$35,013	$32,751
Other intangibles	65,451	146,497
Total amortization expense	$100,464	$179,248

Our weighted average amortization period for patents and other intangibles is approximately 10 years. The following table shows the estimated amortization expense for those assets for the current year and each of the four succeeding fiscal years.

Year ending December 31,	Estimated expense

2003	$348,595
2004	$340,621
2005	$340,621
2006	$340,621
2007	$318,036

3.                                      Investments Available for Sale

The Company has classified its investments as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

The following table summarizes the Company’s investment securities available for sale:

	March 31, 2003	December 31, 2002

U.S. Government securities available for sale:
Cost	$8,632,500	$6,638,033
Unrealized (losses)	(92,476)	(7,262)
Estimated fair value	$8,540,024	$6,630,771

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	March 31, 2003		December 31, 2002
	Cost	Estimated Fair Value	Cost	Estimated Fair Value

U.S. Government securities available for sale:
Due in one to five years	$8,632,500	$8,540,024	$6,638,033	$6,630,771

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

5.                                      Minority Interest

Minority interest represents the minority stockholders’ proportionate share of the equity in the consolidated subsidiary SRSWOWcast. At March 31, 2002 and December 31, 2002, the Company owned approximately 87% of the outstanding capital stock of SRSWOWcast. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.  The proforma effect as if this transaction had occurred at the beginning of this quarter and the beginning of last year would have been immaterial.

6.                                      Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three months ended March 31, 2003 and 2002, consistent with the provisions of FAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been increased to the pro forma amounts indicated below:

	For the Quarter ended March 31,
	2003	2002

Net income (loss) (attributable to common shareholder) — as reported	$42,534	$(690,733)
Add: deferred compensation expense already recognized	18,236	13,703
Less fair value of stock-based employee compensation expense, net of related tax effects	(514,866)	(456,549)
Net (loss) (attributable to common shareholder)—pro forma	(454,096)	(1,133,579)
Net (loss) per share (basic and diluted)—as reported	$0.00	$(0.05)
Net income (loss) per share (basic and diluted)—pro forma	$(0.04)	$(0.09)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002.  There have been no grants during the quarter ended March 31, 2003.

Risk free interest rate	3.60%
Expected life	5 years
Expected volatility	87%

Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in the future years.

7.                                      Net Income (Loss) Per Common Share

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

Basic and diluted net income (loss) per share computed in accordance with SFAS 128 for the three months ended March 31 are as follows:

	For the Quarter ended March 31,
	2003	2002

BASIC EPS
Net income (loss)	$42,534	$(690,733)
Denominator: weighted average common shares outstanding	12,798,238	12,699,407
Net income (loss) per share—basic	$0.00	$(0.05)

DILUTED EPS
Net income (loss)	$42,534	$(690,733)
Denominator: weighted average common shares outstanding	12,798,238	12,699,407
Common equivalent shares outstanding:
Options	185,288	—
Total shares	12,983,526	12,699,407
Net income (loss) per share—diluted	$0.00	$(0.05)

There were 4,237,038 and 5,479,921 potentially dilutive options outstanding at March 31, 2003 and 2002, respectively, that were not included above because they would be anti-dilutive.

8.                                      Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company has contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies the expected contractual obligations and commitments subsequent to December 31, 2002:

	Payments due in fiscal
	2003	2004	2005

Operating lease commitments	$421,894	$340,297	$114,770

9.                                      Stockholders’ Equity

On May 9, 2002, the Company’s Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company’s common stock for a period from May 10, 2002 to November 10, 2002 (the “2002 Repurchase Program”). As of March 31, 2003, 225,300 shares had been repurchased at a cost of $718,601 under the 2002 Repurchase Program. All repurchased shares under all the Repurchase Programs are reflected as treasury stock in the accompanying consolidated balance sheets.

10.                               Segment Information

The Company operates its three operating units in the following five business segments: (i) SRS Labs:  (a) the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers, and (b) the sale of consumer products incorporating SRS proprietary technologies; (ii) Valence:  (a) the development and marketing of technology either in the form of ASICs or other imbedded custom semiconductor designs, and (b) the component distribution business; and (iii) SRSWOWcast:  the sale of hardware and software solutions to the Internet and broadcast audio markets. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments:

	Business Segments
	SRS Labs		Valence		SRS WOWcast
	Licensing	Products	ASIC	Components	Product and Internet Sales	Total

Three Months Ended March 31, 2003
Net revenues	$2,628,311	$1,248	$1,711,819	$52,261	$76,735	$4,470,374
Cost of sales	11,782	852	567,748	74,839	14,347	669,568

Gross margin	$2,616,529	$396	$1,144,071	$(22,578)	$62,388	$3,800,806

Three Months Ended March 31, 2002
Net revenues	$1,795,722	24,919	$1,471,142	$234,931	28,666	$3,555,380
Cost of sales	26,272	17,967	514,821	234,217	68	793,345

Gross margin	$1,769,450	$6,952	$956,321	$714	$28,598	$2,762,035

The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which the product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Three Months Ended March 31,
	2003	2002
Geographic Area Revenue:

Asia Pacific	$4,020,933	$2,688,697
Americas	417,850	456,738
Europe	31,591	409,945

Total	$4,470,374	$3,555,380

11.                               Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addressed financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company has adopted the provisions of the SFAS 146 for exit or disposal activities effective January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Comany has not currently adopted SFAS No. 123 and accordingly the implementation of SFAS No. 148 has not had a material effect on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements for periods ending after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

In January 2003, the FASB issued interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. No material entities were consolidated as a result of FIN 46.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the unaudited condensed interim consolidated financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

SRS Labs is a leading developer and provider of application specific integrated circuits, (“ASICs”), standard integrated circuits (“ICs”) and audio and voice technology solutions for the home theater, portable audio, wireless, computer, game, automotive, broadcast, Internet and telecommunications markets. The Company operates its business through three operating units: SRS Labs, the parent company; its wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies (“SRSWOWcast”); and its wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”).

The Company operates in three business units in the following five business segments:

SRS Labs

Licensing:  The Company’s licensing segment develops and licenses audio and voice technologies to many of the world’s leading original equipment manufacturers (“OEMs”), software providers and semiconductor manufacturers.

Products:  The product segment develops and sells consumer products that incorporate proprietary audio and speaker technologies.

Valence

Semiconductor:  The semiconductor segment develops and sells technology solutions in the form of analog and digital signal processor (“DSP”) ASIC semiconductors or other imbedded custom semiconductor designs to OEMs around the world.

Component Distribution:  The component distribution segment is an authorized, non-exclusive distributor of semiconductor components, subassemblies and finished goods for selected OEM customers. The Company is no longer emphasizing this business due to its decision to focus on higher margin revenue. Although the Company expects revenues for this segment to decline further in the current year, it will continue to operate in this segment.

SRSWOWcast

Internet and Broadcast:  The Company’s Internet and broadcast segment develops and licenses software and hardware audio enhancement technology solutions for the Internet and broadcast markets.

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the matters that are inherently uncertain.

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

Inventory Obsolescence Reserves

Our inventories are stated at the lower of cost or net realizable value. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customer’s product demands are less favorable than those projected, additional provisions may be required.

Valuation of Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions, and other factors. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. For fiscal 2002, an independent valuation of goodwill and other intangibles was performed. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our adoption of SFAS 142. However, no assurances can be given that future evaluation of goodwill will not result in charges as a result of future impairment.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues

The Company generates revenues in three operating business units in five business segments. Semiconductor revenues consists of (a) design fees relating to, and sales of, application specific integrated circuits (“ASICs”) for third parties by Valence to original equipment manufacturers (“OEMs”); and (b) sales of general purpose integrated circuits (“ICs”) designed by Valence under the brand name ASP. Licensing revenues are royalties generated primarily from the license of SRS Labs’ audio and voice technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Component distribution revenue consists of (a) the manufacture and sale of Valence’s own branded product line of VCD players, amplifiers and game products and (b) the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and People’s Republic of China (“PRC”) markets. Product sales represent sales of consumer products incorporating one or more of SRS Labs’ proprietary technologies. Internet and broadcast revenues consist of the sale of hardware and software applications involving the Internet and broadcast audio markets.

Total revenues for the three months ended March 31, 2003 were $4,470,374 compared to $3,555,380 for the three months ended March 31, 2002, an increase of $914,994 or 25.7%. Semiconductor revenues were $1,711,819 for the three months ended March 31, 2003 compared to $1,471,142 for the three months ended March 31, 2002, an increase of $240,677 or 16.4%. This increase was attributable to expansion of Valence’s ASIC customer base, increased design wins and new chip offerings.  Licensing revenues were $2,628,311 for the three months ended March 31, 2003, compared to $1,795,722 for the three months ended March 31, 2002, an increase of $832,589 or 46.4%. This increase was attributable to the continuation of the sales growth of home entertainment products such as DVD players, TV’s and set top boxes, which incorporate SRS Labs’ technologies. Other revenues were $130,244 for the three months ended March 31, 2003 compared to $288,516 for the three months ended March 31, 2002 a decrease of $158,272 or 54.9%.  Other revenues are comprised of the following components for the quarters ended March 31, 2003 and 2002 respectively:  component distribution — 40% and 81%; product revenues — 1% and 9% ; internet and broadcast business — 59% and 10%.  Component distribution revenues were $52,261 for the three months ended March 31, 2003 compared to $234,931 for the three months ended March 31, 2002 a decrease of $182,670 or 77.8%. This decrease was due to the Company’s decision to focus on higher margin ASIC and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues were $1,248 for the three months ended March 31, 2003 compared to $24,919 for the comparable period in 2002, a decrease of $23,671 or 95%. This decrease was due to the decrease of the on-line merchandising of the WOW Thing processor box.  Revenues generated by the Company’s Internet and broadcast based business were $76,735 for the three months ended March 31, 2003 compared to $28,666 for the three months ended March 31, 2002 an increase of $48,069 or 167.7%. This increase was attributable to the sales of professional hardware equipment to the broadcast market.

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage for the three months ended March 31, 2003 increased to 85.0% as a percentage of total revenue as compared to 77.7% for the three months ended March 31, 2002. The increase is attributable to continued efforts by the Company to focus the revenue base towards higher margin semiconductor and licensing revenues and away from lower margin component distribution.  Gross margins may fluctuate in future quarters depending on the mix of products sold and services provided, royalties earned, competitive pricing, new product introduction costs and other factors.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,352,490 for the three months ended March 31, 2003 compared to $1,260,440 for the same prior year period, an increase of $92,050 or 7.3%. The net increase in sales and marketing expenses for the three months ended March 31, 2003 is primarily attributable to increased promotion costs associated with higher licensing revenue and costs associated with the promotion of our technologies in new markets. As a percentage of total revenues, sales and marketing expenses decreased from 35.5% for the quarter ended March 31, 2002, to 30.3% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,081,215 for the three months ended March 31, 2003 compared to $965,076 for the same prior year period, an increase of $116,139, or 12.0%. The increase in research and development costs is primarily due to the addition of research and development personnel and increased costs associated with the increased semiconductor business activity.  As a percentage of total revenues, research and development expenses decreased from 27.1% for the quarter ended March 31, 2002, to 24.2% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,314,610 for the three months ended March 31, 2003 compared to $1,233,525 for the same prior year period, an increase of $81,085 or 6.6%. The increase was primarily attributable to increased professional fees and public company expenses.  As a percentage of total revenues, G&A expenses decreased from 34.7% for the quarter ended March 31, 2002, to 29.4% for the same period this year.

Income (Loss) From Operations

Income from operations increased by $749,497 to $52,491 for the quarter ended March 31, 2003, as compared to a loss from operations of $697,006 for the quarter ended March 31, 2002.  The increase in income from operations is due to an increase in gross profit of $1,038,771, partially offset by an increase in sales and marketing, research and development and general and administrative expenses of $289,274.

Other Income, Net

Other income, net, consists primarily of interest income, gain or (loss) on sale of securities, interest expense and foreign currency transaction gains and losses. Other income, net, was $164,126 for the three months ended March 31, 2003, compared to $87,963 for the same prior year period, an increase of $76,163 or 87.4%. The increase is primarily attributable to higher interest rates earned on investment balances.

Minority Interest

Minority interest represents the minority shareholders’ proportionate share of losses in SRSWOWcast. Minority interest was $5,430 for the three months ended March 31, 2003, compared to $19,748 for the three months ended March 31, 2002, a decrease of $14,318 or 72.5%. The decrease is primarily attributable to decreased losses and the difference in the reporting period of 30 days. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all of the outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Provision for Income Taxes

The income tax expense for the three months ended March 31, 2003 was $179,513, compared to tax expense of $101,438 for the same prior year period, an increase of $78,075 or 77.0%. The increase results from the increase in the Hong Kong tax rate from 16.5% to 17.5%, effective January 1, 2003, and the higher levels of foreign tax on higher licensing revenues sourced from countries requiring foreign tax withholdings.

Liquidity and Capital Resources

The Company’s principal source of liquidity to fund ongoing operations at March 31, 2003 consisted of cash, cash equivalents and long-term investments aggregating $21,765,793. At March 31, 2003, the Company had cash and cash equivalents of $13,225,769 and long-term investments of $8,540,024. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA.

The Company’s operating activities used $340,898 in cash for the three months ended March 31, 2003.  The use of cash by operations resulted from a net decrease in accounts receivable and prepaid expenses and other current assets, a net decrease in accounts payable, accrued liabilities and income taxes payable and increases in inventories, as well as certain adjustments to reconcile net income to cash used in operating activities including depreciation and amortization.  The primary use of cash for the three months ended March 31, 2003 resulted from the Company’s payment of accounts payable and accrued liabilities associated with commissions and product promotion costs as well as professional fees. Net cash used in investing activities for the three months ended March 31, 2003 was $2,167,318, resulting primarily from the purchase of U.S. government securities, purchases of furniture, fixtures and equipment and expenditures related to intangible assets. Net cash provided by financing activities for the three months ended March 31, 2003 was $13,125, reflecting the proceeds from sale of common stock pursuant to exercise of employee stock options.

Based on current plans and business conditions, the Company expects that its cash, cash equivalents and investments together with any amounts generated from operations will be sufficient to meet the Company’s cash requirements for the foreseeable future. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Newly Adopted and Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addressed financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company has adopted the provisions of the SFAS 146 for exit or disposal activities effective January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company has not currently adopted SFAS No. 123 and accordingly the implementation of SFAS No. 148 has not had a material effect on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements for periods ending after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

In January 2003, the FASB issued interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. No material entities were consolidated as a result of FIN 46.

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

We rely on revenue contribution from our ASIC and standard IC business

We derive a significant amount of our revenue from Valence’s ASIC business. Valence’s engineering team focuses on the design of custom ASICs to meet specific customers’ requirements and out sources the production of the design to mask houses, foundries and packaging houses located primarily in Asia. The operations of Valence could be affected by a variety of factors, including the timing of customer orders, the timing of development revenue, changes in the mix of products distributed and the mix of distribution channels employed, the emergence of a new industry standard, product obsolescence and changes in pricing policies by the Company, its competitors or its suppliers.

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

We are exposed to risks in our licensing business related to product concentration

Currently, our licensing revenue is concentrated in the home theater market with the majority of revenue generated from the inclusion of SRS technology inside televisions, DVD players and set-top boxes. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. While consumer spending in general on consumer electronic products has increased, retail prices for certain consumer electronics products that include our audio technology, such as DVD players have decreased significantly and indications are that this trend will continue for the foreseeable future. Declining prices of consumer electronic products could put pressure on our licensing fees that are charged to the manufacturers.  In addition, consumer electronics products manufacturers could decide to exclude our audio enhancement technology from their home theater products altogether in an effort to reduce cost.  Also, given the current economic environment, consumer spending on DVD players and other home electronic products may not increase as expected.  Such declines in consumer spending, should they occur, and continued decreases in consumer product pricing for electronic goods may have a significant negative impact on our financial results.

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

We conduct operations in a number of countries and are subject to risks of international operations, particularly in Asia and the PRC

We have significant operations in Hong Kong, the PRC and other parts of Asia that require refinement to adapt to the changing market conditions in that region. Our customers geographically located in the Asia Pacific markets accounted for approximately 90%, and 76% of total Company sales in the quarters ended March 31, 2003 and 2002, respectively and are expected to continue to account for a substantial percentage of sales in the future. Because we rely on sales to customers in Asia for a substantial portion of our revenue, our business is very likely to be adversely impacted by economic downturns and instability in that region. In addition, international sales are subject to risks, including, but not limited to:

•                           fluctuations in foreign exchange rates;

•                           changes in legal and regulatory requirements;

•                           political and economic instability and acts of terrorism;

•                           any public health crisis such as SARS;

•                           difficulties in staffing and managing international operations;

•                           foreign trade disputes; and

•                           potentially adverse tax consequences.

The PRC economy has experienced significant growth in the past decade; but such growth has been uneven across geographic and economic sectors. There can be no assurance that such growth will continue or that any potential currency devaluation in the region will not have a negative effect on our business, including Valence.

Hong Kong is a Special Administrative Region of the PRC with its own government and legislature. Hong Kong enjoys a high degree of autonomy from the PRC under the principle of “one country, two systems.” We can give no assurance that Hong Kong will continue to enjoy autonomy from the PRC.

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

Our results of operations may be adversely affected by the ongoing slowdown in the global economy

Over the past year, the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence, unemployment, the ongoing threat and cost of terrorism and reduced corporate profits and capital spending. Recent political events, including the U.S. military action in the Middle East, have put further pressure on economic conditions. The potential turmoil that may result from such events contributes to the uncertainty of the economic climate, further reducing predictability and our ability to develop and implement long-term strategic plans. The impact of these or future similar events may have a material adverse impact on our operating results and financial position.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures.

Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission (the “Commission”) within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

On January 10, 2003, the Company offered each holder of shares of Series A Preferred Stock (“Series A Preferred”) of SRSWOWcast.com, Inc. (“SRSWOWcast”) the right to exchange their shares of Series A Preferred for shares of SRS Labs common stock (the “SRS Common Stock”) at the following exchange ratio: each share of Series A Preferred would be converted into that number of whole shares of SRS Labs Common Stock determined by dividing $0.32 by the greater of $2.50 or the closing sale price of a shares of SRS Labs Common Stock on February 14, 2003, or such later date to which the exchange offer was extended (the “Expiration Date”), as such closing sale price is reported by the Nasdaq Stock Market.  The exchange offer expired on February 14, 2003.  At the time of the exchange offer, there were a total of eight holders of shares of Series A Preferred.  All of the holders of Series A Preferred Stock accepted the exchange offer and exchanged an aggregate of 3,000,000 shares of Series A Preferred Stock for 332,184  shares of SRS Common Stock. The Company received no remuneration for this exchange.

There was no general solicitation in connection with the exchange offer.  The exchange offer was limited to the eight holders of the Series A Preferred.  All of the holders of the Series A Preferred were sophisticated investors with pre-existing relationships with the Company and its management and were accredited investors as defined under Regulation D under the Securities Act of 1933, as amended (the "Securities Act").  Based on these facts, the Issuer believes that the issuance of the SRS Labs Common Stock was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit Number	Description

99.1*	Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                 Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)                         Reports on Form 8-K.

No report on Form 8-K was filed with the SEC during the three-month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC., a Delaware corporation

Date: May 15, 2003	By:	/s/ THOMAS C.K. YUEN
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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ THOMAS C.K. YUEN
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ‘‘Evaluation Date’’); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ JANET M. BISKI
Janet M. Biski
Chief Financial Officer (Principal Financial Officer)