Form 10-Q
period 2003-06-30
SRS LABS INC
filed 2003-08-13
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 1, 2003, 12,988,198 of the issuer’s common stock, par value $.001 per share, were outstanding. In addition, as of August 1, 2003, 225,300 shares of the issuer’s common stock were held as treasury shares.

SRS LABS, INC.

Form 10-Q

For the Period Ended June 30, 2003

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SRS LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,787,436	$15,720,860
Accounts receivable, net	930,480	1,074,421
Inventories, net	872,794	807,382
Prepaid expenses and other current assets	426,659	462,442
Deferred income taxes	36,147	36,147

Total Current Assets	19,053,516	18,101,252

Investments available for sale	5,429,545	6,630,771
Furniture, fixtures & equipment, net	1,780,691	1,935,424
Goodwill, net	1,173,102	533,031
Intangible assets, net	1,859,311	1,957,359
Deferred income taxes	160,267	149,498

Total Assets	$29,456,432	$29,307,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,002,052	$1,011,032
Accrued liabilities	1,757,487	2,347,702
Income taxes payable	450,371	341,172

Total Current Liabilities	3,209,910	3,699,906
Minority interest	—	325,371
Commitments and contingencies

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 13,237,830 and 12,876,314 shares issued; and 13,012,530 and 12,651,014 shares outstanding at June 30, 2003 and December 31, 2002, respectively	13,238	12,877
Additional paid in capital	57,014,858	55,966,589
Accumulated other comprehensive loss	(181,382)	(88,564)
Accumulated deficit	(29,881,591)	(29,890,243)
Treasury stock at cost, 225,300 shares at June 30, 2003 and at December 31, 2002	(718,601)	(718,601)

Total Stockholders’ Equity	26,246,522	25,282,058

Total Liabilities and Stockholders’ Equity	$29,456,432	$29,307,335

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Licensing	$1,958,279	$1,435,841	$4,586,590	$3,231,563
Semiconductor	2,466,941	2,365,298	4,178,760	3,836,440
Other	100,626	227,221	230,870	515,737
Total revenues	4,525,846	4,028,360	8,996,220	7,583,740

Cost of sales	900,565	1,114,815	1,570,133	1,908,160

Gross margin	3,625,281	2,913,545	7,426,087	5,675,580

Operating expenses:
Sales and marketing	1,271,097	923,460	2,623,587	2,193,219
Research and development	970,123	937,521	2,051,338	1,902,597
General and administrative	1,210,033	889,500	2,524,643	2,113,706

Total operating expenses	3,451,253	2,750,481	7,199,568	6,209,522

Income (loss) from operations	174,028	163,064	226,519	(533,942)

Other income, net	118,604	228,586	282,730	316,550
Minority interest	—	20,282	5,430	40,030

Income (loss) before income tax expense	292,632	411,932	514,679	(177,362)

Income tax expense	326,514	207,379	506,027	308,815

Net income (loss)	$(33,882)	$204,553	$8,652	$(486,177)

Net income (loss) per common share:
Basic	$0.00	$0.02	$0.00	$(0.04)

Diluted	$0.00	$0.02	$0.00	$(0.04)

Weighted average shares used in the calculation of net income (loss) per common share:
Basic	12,993,305	12,682,449	12,896,338	12,675,928

Diluted	12,993,305	12,746,527	13,142,519	12,675,928

 See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)

				Accumulated				Comprehensive
			Additional	Other				Income (Loss)
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury		for the Periods
	Shares	Amount	Capital	(Loss)	Deficit	Stock	Total	Ended

BALANCE, Dec 31, 2002	12,651,014	$12,877	$55,966,589	$(88,564)	$(29,890,243)	$(718,601)	$25,282,058	$791,843
Proceeds from exercise of stock options	5,000	5	13,120	—	—	—	13,125
Deferred stock option compensation	—	—	18,236	—	—	—	18,236
Issuance of Common Stock	332,184	332	959,680	—	—	—	960,012
Unrealized loss on investments available for sale, net of tax	—	—	—	(85,214)	—	—	(85,214)	$(85,214)
Net income	—	—	—	—	42,534		42,534	42,534

BALANCE, March 31, 2003	12,988,198	$13,214	$56,957,625	$(173,778)	$(29,847,709)	$(718,601)	$26,230,751	$(42,680)
Proceeds from exercise of stock options	24,332	24	38,997	—	—	—	39,021
Deferred stock option compensation	—	—	18,236	—	—	—	18,236
Unrealized loss on investments available for sale, net of tax	—	—	—	(7,604)	—	—	(7,604)	(7,604)
Net loss	—	—	—	—	(33,882)	—	(33,882)	(33,882)

BALANCE, June 30, 2003	13,012,530	$13,238	$57,014,858	$(181,382)	$(29,881,591)	$(718,601)	$26,246,522	$(84,166)

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash Flows From Operating Activities:
Net income (loss)	$8,652	$(486,177)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	561,519	604,837
Minority interest	(5,430)	(40,030)
Provision for doubtful accounts	(3,894)	9,362
Provision for obsolete inventory	17,541	30,332
Deferred Taxes	(10,769)	—
Increase in deferred stock option compensation	36,472	27,406
Changes in operating assets and liabilities:
Accounts receivable	147,834	12,636
Inventories	(82,953)	(212,543)
Prepaid expenses and other current assets	35,782	71,727
Accounts payable	(8,978)	596,572
Accrued liabilities	(590,213)	466,964
Income taxes payable	109,199	133,520

Net cash provided by operating activities	214,762	1,214,606

Cash Flows From Investing Activities:
Purchase of furniture, fixtures & equipment	(212,932)	(209,520)
Purchase of investments available for sale	—	(14,034,560)
Proceeds from sale of investments available for sale	1,108,407	582,556
Expenditures related to patents and intangible assets	(95,807)	(165,734)

Net cash provided by (used in) investing activities	799,668	(13,827,258)

Cash Flows From Financing Activities:
Purchase of treasury stock	—	(117,917)
Proceeds from exercise of stock options	52,146	28,381

Net cash provided by (used in) financing activities	52,146	(89,536)

Net Increase (Decrease) in Cash and Cash Equivalents	1,066,576	(12,702,188)
Cash and Cash Equivalents, Beginning of Period	15,720,860	19,011,167

Cash and Cash Equivalents, End of Period	$16,787,436	$6,308,979

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$379,581	$205,857
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized loss on investments, net	$(92,818)	$(62,485)
Issuance of Common stock for minority interest	$960,012	$—

See accompanying notes to the condensed interim consolidated financial statements

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

1.                                      General/Basis of Presentation

SRS Labs is a leading developer and provider of application specific integrated circuits (“ASICs”), standard integrated circuits (“ICs”) and audio and voice technology solutions for the home theater, portable audio, wireless, computer, game, automotive, broadcast, Internet and telecommunications markets. The Company operates its business through three operating units: SRS Labs, the parent company; its wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”) and SRS Labs’ wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies (“SRSWOWcast”). As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiaries, including Valence and SRSWOWcast.

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

SRSWOWcast

Internet and Broadcast:  The Company’s Internet and broadcast segment develops and sells software and hardware audio enhancement technology solutions for the Internet and broadcast markets.

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

2.                                      Goodwill and Intangible Assets

On January 1, 2002 the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on at least an annual basis. Identifiable intangible assets with a determinable useful life are amortized over that period.

In accordance with SFAS No. 142, all of the Company’s intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is evaluated to determine if fair value of the asset has decreased below its carrying value. At December 31, 2002, the Company evaluated goodwill and determined that no adjustment to impair goodwill was necessary.

Goodwill and intangible assets consist of the following:

	June 30, 2003	December 31, 2002

Goodwill & assembled workforce	$1,173,102	$533,031
Patents	1,442,934	1,398,565
Accumulated amortization	(609,852)	(590,365)
Patents, net	833,082	808,200
Other intangibles	5,030,400	5,030,400
Accumulated amortization	(4,004,171)	(3,881,241)
Other intangibles, net	1,026,229	1,149,159
Goodwill and intangible assets, net	$3,032,413	$2,490,390

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

Amortization periods range from three to eleven years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Patents	$35,913	$31,913	$70,926	$64,664
Other intangibles	57,477	85,831	122,928	238,328
Total intangible amortization expense	$93,390	$117,744	$193,854	$302,992

The Company’s weighted average amortization period for patents and other intangibles is approximately 10 years. The following table shows the estimated amortization expense for those assets for the current year and each of the four succeeding fiscal years.

Year ending December 31,	Estimated expense

2003	$348,595
2004	$340,621
2005	$340,621
2006	$340,621
2007	$318,036

3.                                      Investments Available for Sale

The Company has classified its investments as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

The following table summarizes the Company’s investment securities available for sale:

	June 30, 2003	December 31, 2002

U.S. Government securities available for sale:
Cost	$5,529,625	$6,638,033
Unrealized losses	(100,080)	(7,262)
Estimated fair value	$5,429,545	$6,630,771

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	June 30, 2003		December 31, 2002
	Cost	Estimated Fair Value	Cost	Estimated Fair Value

U.S. Government securities available for sale:
Due in one to five years	$5,529,625	$5,429,545	$6,638,033	$6,630,771

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

5.                                      Minority Interest

Minority interest represents the minority stockholders’ proportionate share of the equity in the consolidated subsidiary SRSWOWcast. At December 31, 2002, the Company owned approximately 87% of the outstanding capital stock of SRSWOWcast. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.  The proforma effect of the transaction as if it had occurred at the beginning of this quarter and the beginning of last year would have been immaterial.

6.                                      Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three months ended June 30, 2003 and 2002, consistent with the provisions of FAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been increased to the pro forma amounts indicated below:

	For the three months ended June 30,

For the six months ended  June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$(33,882)	$204,553	$8,652	$(486,177)
Add: deferred compensation expense already recognized	18,236	13,703	36,472	27,406
Less fair value of stock-based employee compensation expense, net of related tax effects	(593,085)	(373,083)	(1,107,950)	(829,631)

Net (loss) pro forma	$(608,731)	(154,827)	(1,062,826)	(1,288,402)
Net (loss) per share (basic and diluted)—as reported	$0.00	$0.02	$0.00	$(0.04)
Net income (loss) per share (basic and diluted)—pro forma	$(0.05)	$(0.01)	$(0.08)	$(0.10)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter and six months ended June 30, 2003.

Risk free interest rate	2.45%
Expected life	5 years
Expected volatility	86%

Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

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

Basic and diluted net income (loss) per share computed in accordance with SFAS 128 for the three and six months ended June 30 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

BASIC EPS
Net income (loss)	$(33,882)	$204,553	$8,652	$(486,177)
Denominator: weighted average common shares outstanding	12,993,305	12,682,449	12,896,338	12,675,928
Net income (loss) per share—basic	$0.00	$0.02	$0.00	$(0.04)

DILUTED EPS
Net income (loss)	$(33,882)	$204,553	$8,652	$(486,177)
Denominator: weighted average common shares outstanding	12,993,305	12,682,449	12,896,338	12,675,928
Common equivalent shares outstanding:
Options	—	64,078	246,181	—
Total diluted shares	12,993,305	12,746,527	13,142,519	12,675,928
Net income (loss) per share—diluted	$0.00	$0.02	$0.00	$(0.04)

There were 3,921,531 and 5,274,744 potentially dilutive options outstanding for the quarters ending June 30, 2003 and 2002, respectively, and there were 4,058,712 and 4,108,870 potentially dilutive options outstanding for the six months ending June 30, 2003 and 2002, respectively, that were not included above because they would be anti-dilutive.

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

The Company has contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies the expected contractual obligations and commitments subsequent to December 31, 2002:

	Payments due in fiscal
	2003	2004	2005

Operating lease commitments	$421,894	$351,610	$126,083

9.                                      Stockholders’ Equity

On May 9, 2002, the Company’s Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company’s common stock for a period from May 10, 2002 to November 10, 2002 (the “2002 Repurchase Program”). As of June 30, 2003, 225,300 shares had been repurchased at a cost of $718,601 under the 2002 Repurchase Program. All repurchased shares under all the Repurchase Programs are reflected as treasury stock in the accompanying consolidated balance sheets.

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

	Business Segments
	SRS Labs		Valence		SRS WOWcast
	Licensing	Products	ASIC	Components	Product and Internet Sales	Total

Three Months Ended June 30, 2003
Total revenues	$1,958,279	$4,399	$2,466,941	$46,379	$49,848	$4,525,846
Cost of sales	12,103	3,000	810,342	71,100	4,020	900,565

Gross margin	$1,946,176	$1,399	$1,656,599	$(24,721)	$45,828	$3,625,281

Three Months Ended June 30, 2002
Total revenues	$1,435,841	$20,550	$2,365,298	$207,266	$(595)	$4,028,360
Cost of sales	16,891	24,790	844,189	222,224	6,721	1,114,815

Gross margin	$1,418,950	$(4,240)	$1,521,109	$(14,958)	$(7,316)	$2,913,545

	Business Segments
	SRS Labs		Valence		SRSWOWcast
	Licensing	Products	ASIC	Components	Product and Internet Sales	Total

Six Months Ended June 30, 2003
Total revenues	$4,586,590	$5,647	$4,178,760	$98,640	$126,583	$8,996,220
Cost of sales	23,885	3,852	1,378,090	145,939	18,367	1,570,133

Gross margin	$4,562,705	$1,795	$2,800,670	$(47,299)	$108,216	$7,426,087

Six Months Ended June 30, 2002
Total revenues	$3,231,563	$45,469	$3,836,440	$442,197	$28,071	$7,583,740
Cost of sales	43,163	42,757	1,359,010	456,441	6,789	1,908,160

Gross margin	$3,188,400	$2,712	$2,477,430	$(14,244)	$21,282	$5,675,580

The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which the product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Geographic Area Revenue:

Asia Pacific	$4,357,278	$3,725,614	$8,323,965	$6,789,313
Americas	49,169	21,853	521,266	478,590
Europe	119,399	280,893	150,989	315,837

Total	$4,525,846	$4,028,360	$8,996,220	$7,583,740

11.                               Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addressed financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company has adopted the provisions of SFAS 146 for exit or disposal activities effective January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In January 2003, the FASB issued interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. No material entities were consolidated as a result of FIN 46.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued.  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003.  Adoption of this statement is not expected to have a significant effect on the Company’s financial position or results of operations.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No. 150 is not expected to have a significant effect on the Company’s financial position, results of operations, or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SRS Labs is a leading developer and provider of application specific integrated circuits (“ASICs”), standard integrated circuits (“ICs”) and audio and voice technology solutions for the home theater, portable audio, wireless, computer, game, automotive, broadcast, Internet and telecommunications markets. The Company operates its business through three operating units: SRS Labs, the parent company; its wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”) and SRS Labs’ wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies (“SRSWOWcast”). As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiaries, including Valence and SRSWOWcast.

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

SRSWOWcast

Internet and Broadcast:  The Company’s Internet and broadcast segment develops and sells software and hardware audio enhancement technology solutions for the Internet and broadcast markets.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues

The Company generates revenues in three operating business units in five business segments. Semiconductor revenues consists of (a) design fees relating to, and sales of, ASICs for third parties by Valence to OEMs; and (b) sales of general purpose integrated circuits (“ICs”) designed by Valence under the brand name ASP. Licensing revenues are royalties generated primarily from the license of SRS Labs’ audio and voice technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Component distribution revenue consists of (a) the manufacture and sale of Valence’s own branded product line of VCD players, amplifiers and game products and (b) the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and People’s Republic of China (“PRC”) markets. Product sales represent sales of consumer products incorporating one or more of SRS Labs’ proprietary technologies. Internet and broadcast revenues consist of the sale of hardware and software applications involving the Internet and broadcast audio markets.

Total revenues for the three months ended June 30, 2003 were $4,525,846 compared to $4,028,360 for the three months ended June 30, 2002, an increase of $497,486 or 12.3%. Licensing revenues were $1,958,279 for the three months ended June 30, 2003, compared to $1,435,841 for the three months ended June 30, 2002, an increase of $522,438 or 36.4%. This increase was attributable to revenues generated in new product categories such as car audio, portable audio devices, and PCs and increased penetration in its key home theater market, including DVD players, set top boxes, and televisions, which incorporate SRS Labs’ technologies.

Semiconductor revenues were $2,466,941 for the three months ended June 30, 2003 compared to $2,365,298 for the three months ended June 30, 2002, an increase of $101,643 or 4.3%. This increase was attributable to expansion of Valence’s ASP customer base and new ASP chip offerings.

Other revenues were $100,626 for the three months ended June 30, 2003 compared to $227,221 for the three months ended June 30, 2002, a decrease of $126,595 or 55.7%.  Other revenues are comprised of the following components for the quarters ended June 30, 2003 and 2002, respectively:  component distribution — 46% and 91%; product revenues — 4% and 9% ; internet and broadcast business — 50% and 0%.  Component distribution revenues were $46,379 for the three months ended June 30, 2003 compared to $207,266 for the three months ended June 30, 2002, a decrease of $160,887 or 77.6%. This decrease was due to the Company’s decision to focus on higher margin semiconductor and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues were $4,399 for the three months ended June 30, 2003 compared to $20,550 for the comparable period in 2002, a decrease of $16,152 or 78.6%. This decrease was due to the decrease of the on-line merchandising of the WOW Thing processor box.  Revenues generated by the Company’s Internet and broadcast based business were $49,848 for the three months ended June 30, 2003 compared to a loss of $595 for the three months ended June 30, 2002, an increase of $50,433.  This increase was attributable to the sales of professional hardware equipment to the broadcast market.

Hong Kong, and other regions of Asia, have been particularly affected by the outbreak and spread of SARS which, in turn, has impacted the economic landscape of these regions and companies that conduct business in the same regions.  Certain of our licensing and semiconductor design customers have reported a negative impact from the effects of SARS.  While it is difficult to conclusively quantify the impact of SARS on our business, we believe that the slower growth in our semiconductor business was attributable to restricted business travel and reduced order rate during the period of economic uncertainty caused by SARS.  Based on discussions we have had with our customers, we believe that the growth of our licensing revenue and the expansion of our semiconductor business were both negatively impacted.

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage for the three months ended June 30, 2003 increased to 80.1% as a percentage of total revenue as compared to 72.3% for the three months ended June 30, 2002. The increase is attributable to continued efforts by the Company to focus the revenue base towards higher margin semiconductor and licensing revenues and away from lower margin component distribution. Gross margins for the licensing business for the quarters ended June 30, 2003 and 2002 were 99% and 99% respectively. Licensing revenues accounted for 43% of total revenues as compared to 36% for the three months ended June 30, 2003 and 2002 respectively. Gross margins for the semiconductor business for the quarters ended June 30, 2003 and 2002 were 67% and 64% respectively. Semiconductor revenues accounted for 55% of total revenues as compared to 59% for the three months ended June 30, 2003 and 2002 respectively. Gross margins for other revenues for the quarters ended June 30, 2003 and 2002 were 22% and (12)% respectively.  Other revenues accounted for 2% of total revenues as compared to 6% for the three months ended June 30, 2003 and 2002 respectively. Gross margins may fluctuate in future quarters depending on the mix of products sold and services provided, royalties earned, competitive pricing, new product introduction costs and other factors.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,271,097 for the three months ended June 30, 2003 compared to $923,460 for the same prior year period, an increase of $347,637 or 37.6%. The net increase in sales and marketing expenses for the three months ended June 30, 2003 is primarily attributable to increased promotion costs associated with higher licensing revenue and investments in branding and promotion of our technologies in new markets designed to increase future revenues. As a percentage of total revenues, sales and marketing expenses increased from 22.9% for the quarter ended June 30, 2002, to 28.1% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $970,123 for the three months ended June 30, 2003 compared to $937,521 for the same prior year period, an increase of $32,602, or 3.5%. The increase in research and development costs is primarily due to the addition of research and development personnel.  As a percentage of total revenues, research and development expenses decreased from 23.3% for the quarter ended June 30, 2002, to 21.4% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,210,033 for the three months ended June 30, 2003 compared to $889,500 for the same prior year period, an increase of $320,533 or 36.0%. The increase was primarily attributable to additions to infrastructure and personnel for management of our foreign operations, increased professional fees and public company expenses.  As a percentage of total revenues, G&A expenses increased from 22.1% for the quarter ended June 30, 2002, to 26.6% for the same period this year.

Income (Loss) From Operations

Income from operations increased by $10,964 to $174,028 for the quarter ended June 30, 2003, as compared to income from operations of $163,064 for the quarter ended June 30, 2002.  The increase in income from operations is due to an increase in gross profit of $711,736, offset by an increase in sales and marketing, research and development and general and administrative expenses of $700,772.

Other Income, Net

Other income, net, consists primarily of interest income, gain or (loss) on sale of securities and foreign currency transaction gains and losses. Other income, net, was $118,604 for the three months ended June 30, 2003, compared to $228,586 for the same prior year period, a decrease of $109,982 or 48.1%. Other income net was substantially higher in the three months ended June 30, 2002 due to a recognized gain on the sale of investments in the amount of $98,224 and higher interest income earned on investment balances.

Minority Interest

Minority interest represents the minority shareholders’ proportionate share of losses in SRSWOWcast. Minority interest was $0 for the three months ended June 30, 2003, compared to $20,282 for the three months ended June 30, 2002. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all of the outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Provision for Income Taxes

The income tax expense for the three months ended June 30, 2003 was $326,514, compared to tax expense of $207,379 for the same prior year period, an increase of $119,135 or 57.4%. The increase results from the increase in the Hong Kong tax rate from 16.5% to 17.5%, effective January 1, 2003, and the higher levels of foreign tax on higher licensing revenues sourced from countries requiring foreign tax withholdings.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues

Total revenues for the six months ended June 30, 2003 were $8,966,220 compared to $7,583,740 for the six months ended June 30, 2002, an increase of $1,412,480 or 18.6%. Licensing revenues were $4,586,590 for the six months ended June 30, 2003, compared to $3,231,563 for the six months ended June 30, 2002, an increase of $1,355,027 or 41.9%. This increase was attributable to revenues generated in new product categories such as car audio, portable audio devices, and PCs and increased penetration in its key home theater market, including DVD players, set top boxes, and televisions, which incorporate SRS Labs’ technologies. The increase in licensing revenue provided much higher gross margins which resulted in higher operating income for the six months ended June 30, 2003 as compared to the same period in 2002.

Semiconductor revenues were $4,178,760 for the six months ended June 30, 2003 compared to $3,836,440 for the six months ended June 30, 2002, an increase of $342,320 or 8.9%. This increase was attributable to expansion of Valence’s customer base, increased design wins and new chip offerings.

Other revenues were $230,870 for the six months ended June 30, 2003 compared to $515,737 for the six months ended June 30, 2002, a decrease of $284,867 or 55.2%.  Other revenues are comprised of the following components for the periods ended June 30, 2003 and 2002, respectively:  component distribution — 43% and 86%; product revenues — 2% and 9% ; Internet and broadcast business — 55% and 5%.  Component distribution revenues were $98,640 for the six months ended June 30, 2003 compared to $442,197 for the six months ended June 30, 2002, a decrease of $343,557 or 77.7%. This decrease was due to the Company’s decision to focus on higher margin ASIC and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues were $5,647 for the six months ended June 30, 2003 compared to $45,469 for the comparable period in 2002, a decrease of $39,823 or 87.6%. This decrease was due to the decrease of the on-line merchandising of the WOW Thing processor box.  Revenues generated by the Company’s Internet and broadcast based business were $126,583 for the six months ended June 30, 2003 compared to $28,071 for the six months ended June 30, 2002, an increase of $98,512.  This increase was attributable to the sales of professional hardware equipment to the broadcast market.

Hong Kong, and other regions of Asia, have been particularly affected by the outbreak and spread of SARS which, in turn, has impacted the economic landscape of these regions and companies that conduct business in the same regions.  Certain of our licensing and semiconductor design customers have reported a negative impact from the effects of SARS.   While it is difficult to conclusively quantify the impact of SARS on our business, we believe that the slower growth in our semiconductor business was attributable to restricted business travel and reduced order rate during the period of economic uncertainty caused by SARS.  Based on discussions we have had with our customers, we believe that the growth of our licensing revenue and the expansion of our semiconductor business were both negatively impacted.

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage for the six months ended June 30, 2003 increased to 82.5% as a percentage of total revenue as compared to 74.8% for the six months ended June 30, 2002. Gross margins for the licensing business for the six months ended June 30, 2003 and 2002 were 99.0% and 99%, respectively. Licensing revenues accounted for 51% of total revenues as compared to 43% for the six months ended June 30, 2003 and 2002, respectively. Gross margins for the semiconductor business for the quarters ended June 30, 2003 and 2002 were 67% and 65%, respectively.  Semiconductor revenues accounted for 46% of total revenues as compared to 51% for the six months ended June 30, 2003 and 2002, respectively. Gross margins for other revenues for the six months ended June 30, 2003 and 2002 were 27% and (3)%, respectively. Other revenues accounted for 3% of total revenues as compared to 7% for the six months ended June 30, 2003 and 2002, respectively. The increase is attributable to continued efforts by the Company to focus the revenue base towards higher margin semiconductor and licensing revenues and away from lower margin component distribution. Gross margins may fluctuate in future quarters depending on the mix of products sold and services provided, royalties earned, competitive pricing, new product introduction costs and other factors.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $2,623,587 for the six months ended June 30, 2003 compared to $2,193,219 for the same prior year period, an increase of $430,368 or 19.6%. The net increase in sales and marketing expenses for the six months ended June 30, 2003 is primarily attributable to increased promotion costs associated with higher licensing revenue and investments in branding and promotion of our technologies in new markets designed to increase future revenues. As a percentage of total revenues, sales and marketing expenses increased from 28.9% for the six months ended June 30, 2002, to 29.2% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $2,051,338 for the six months ended June 30, 2003 compared to $1,902,597 for the same prior year period, an increase of $148,741, or 7.8%. The increase in research and development costs is primarily due to the addition of research and development personnel and increased costs associated with the increased semiconductor business activity.  As a percentage of total revenues, research and development expenses decreased from 25.1% for the six months ended June 30, 2002, to 22.8% for the same period this year.

General and Administrative

G&A expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $2,524,643 for the six months ended June 30, 2003 compared to $2,113,706 for the same prior year period, an increase of $410,937 or 19.4%. The increase was primarily attributable to additions to infrastructure and personnel for management of our foreign operations, increased professional fees and public company expenses. As a percentage of total revenues, G&A expenses increased from 27.9% for the six months ended June 30, 2002, to 28.1% for the same period this year.

Income (Loss) From Operations

Income from operations increased by $760,461 to $226,519 for the six months ended June 30, 2003, as compared to a loss from operations of $533,942 for the same period ended June 30, 2002.  The increase in income from operations is due to an increase in gross profit of $1,750,507, partially offset by an increase in sales and marketing, research and development and general and administrative expenses of $990,046.

Other Income, Net

Other income, net, consists primarily of interest income, gain or (loss) on sale of securities and foreign currency transaction gains and losses. Other income, net, was $282,730 for the six months ended June 30, 2003, compared to $316,550 for the same prior year period, a decrease of $33,820 or 10.7%. Other income, net was higher for the six months ended June 30, 2002 due to realized gains on sales of investments and higher interest income earned on investment balances.

Minority Interest

Minority interest represents the minority shareholders’ proportionate share of losses in SRSWOWcast. Minority interest was $5,430 for the six months ended June 30, 2003, compared to $40,030 for the six months ended June 30, 2002, a decrease of $34,600 or 86.4%. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all of the outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Provision for Income Taxes

The income tax expense for the six months ended June 30, 2003 was $506,027, compared to tax expense of $308,815 for the same prior year period, an increase of $197,212 or 63.9%. The increase results from the increase in the Hong Kong tax rate from 16.5% to 17.5%, effective January 1, 2003, and the higher levels of foreign tax on higher licensing revenues sourced from countries requiring foreign tax withholdings.

Liquidity and Capital Resources

The Company’s principal source of liquidity to fund ongoing operations at June 30, 2003 consisted of cash, cash equivalents and long-term investments aggregating $22,216,981. At June 30, 2003, the Company had cash and cash equivalents of $16,787,436 and long-term investments of $5,429,545. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA.

Cash provided by operating activities for the six months ended June 30, 2003 was $214,762.  Net cash provided by operations resulted from a net decrease in accounts receivable and prepaid expenses and other current assets and an increase in income taxes payable partially offset by increases in inventories and decreases in accounts payable and accrued liabilities, as well as certain adjustments to reconcile net income to cash used in operating activities including depreciation and amortization.  Net cash provided by investing activities for the six months ended June 30, 2003 was $799,668, resulting primarily from the sale of U.S. government securities offset by purchases of furniture, fixtures and equipment and expenditures related to intangible assets. Net cash provided by financing activities for the six months ended June 30, 2003 was $52,146, reflecting the proceeds from sale of common stock pursuant to exercise of employee stock options.

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

We conduct operations in a number of countries and are subject to risks of international operations, particularly in Asia and the PRC

We have significant operations in Hong Kong, the PRC and other parts of Asia that require refinement to adapt to the changing market conditions in that region. Our customers geographically located in the Asia Pacific markets accounted for approximately 96%, and 93% of total Company sales in the quarters ended June 30, 2003 and 2002, respectively and 93%, and 93% of total Company sales in the six months ended June 30, 2003 and 2002, respectively  and are expected to continue to account for a substantial percentage of sales in the future. Because we rely on sales to customers in Asia for a substantial portion of our revenue, our business is very likely to be adversely impacted by economic downturns and instability in that region. In addition, international sales are subject to risks, including, but not limited to:

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

Hong Kong, and other regions of Asia, have been particularly affected by the outbreak and spread of Severe Acute Respitory Syndrome (“SARS”) which in turn has impacted the economic landscape of these regions and companies that conduct business in the same regions.  While it is difficult to conclusively quantify the impact of SARS on our business, based on discussions we have had with our customers we believe and it appears that the growth of our licensing revenue and expansion of our semiconductor business were both negatively impacted.  Although employees of our Hong Kong operations were subject to temporary travel restrictions in Q2 of 2003 that are now lifted, it is impossible to predict the precise economic impact of SARS and whether such impact will have a continuing or significant long-term effect on the Company.  Accordingly, the Company remains potentially at risk from the effects of SARS, or similar health emergencies, which restrict travel and may otherwise negatively impact the ability to routinely conduct and expand business in those areas affected by SARS.

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

Our results of operations may be adversely affected by the ongoing slowdown in the global economy

Over the past year, the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence, unemployment, the ongoing threat and cost of terrorism and reduced corporate profits and capital spending. Recent political events, including the U.S. military action in the Middle East, have put further pressure on economic conditions. The potential turmoil that may result from such events contribute to the uncertainty of the economic climate, further reducing predictability and our ability to develop and implement long-term strategic plans. The impact of these or future similar events may have a material adverse impact on our operating results and financial position.

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

We depend on our executive officers and other key personnel

Our future success depends to a large extent upon the continued service of our executives, as well as key engineering, sales, and marketing staff, including highly skilled semiconductor design personnel. We anticipate that any future growth will require us to recruit and hire a number of new personnel in engineering, sales and marketing, operations and finance. Competition for such personnel is intense, and there can be no assurance that we can recruit and retain necessary personnel to operate its business and support future growth.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended), our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of the period covered by this report. In connection with such evaluation, no change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of SRS Labs, Inc. was held on June 18, 2003 for the purpose of (a) electing one Class I director to the Board of Directors, (b) voting on a proposal to approve an amendment to the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the “Option Plan”) to increase the number of shares of common stock available for issuance thereunder by 1,500,000, and (c)voting on a proposal to ratify the appointment of BDO Seidman LLP as independent auditors for the fiscal year ending December 31, 2003.

Winston E. Hickman was elected to serve as a Class I Director of the Company for a three-year term expiring at the 2006 Annual Meeting of Stockholders. John Tu continued in office as a Class II Director and Stephen V. Sedmak, Sam Yau and Thomas C.K. Yuen continued in office as Class III Directors.  The tabulation of the votes cast for the election of Mr. Hickman  was as follows:

Votes For	Votes Withheld
11,986,065	339,043

The proposal to amend the Option Plan was not approved.  The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
5,953,131	1,866,594	15,111	4,508,872

The proposal to ratify the appointment of BDO Seidman LLP as independent auditors for the fiscal year ending December 31, 2003 was approved.  The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,310,350	3,731	11,027	0

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of SRS Labs, Inc., Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of SRS Labs, Inc., Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of SRS Labs, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SRS Labs, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                         Reports on Form 8-K.

On May 13, 2003, SRS Labs filed a report on Form 8-K dated May 13, 2003 announcing its operating results for the first quarter of the fiscal year ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC., a Delaware corporation

Date: August 12, 2003	By:	/s/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2003	By:	/s/ JANET M. BISKI
Janet M. Biski
Chief Financial Officer
(Principal Financial and Accounting Officer)