Form 10-Q
period 2003-09-30
SRS LABS INC
filed 2003-11-14
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of October 31, 2003, 13,170,360 of the issuer’s common stock, par value $.001 per share, were outstanding. In addition, as of October 31, 2003, 225,300 shares of the issuer’s common stock were held as treasury shares.

SRS LABS, INC.

Form 10-Q

For the Period Ended September 30, 2003

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SRS LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,290,949	$15,720,860
Accounts receivable, net	1,155,884	1,074,421
Inventories, net	948,816	807,382
Prepaid expenses and other current assets	607,365	462,442
Deferred income taxes	36,147	36,147

Total Current Assets	14,039,161	18,101,252

Investments available for sale	10,687,813	6,630,771
Furniture, fixtures & equipment, net	1,741,506	1,935,424
Goodwill, net	1,173,102	533,031
Intangible assets, net	1,889,577	1,957,359
Deferred income taxes	172,318	149,498

Total Assets	$29,703,477	$29,307,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,164,736	$1,011,032
Accrued liabilities	1,204,232	2,347,702
Income taxes payable	591,806	341,172

Total Current Liabilities	2,960,774	3,699,906
Minority interest	—	325,371
Commitments and contingencies

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 13,364,198 and 12,876,314 shares issued; and 13,138,898 and 12,651,014 shares outstanding at September 30, 2003 and December 31, 2002, respectively	13,365	12,877
Additional paid in capital	57,366,350	55,966,589
Accumulated other comprehensive loss	(155,646)	(88,564)
Accumulated deficit	(29,762,765)	(29,890,243)
Treasury stock at cost, 225,300 shares at September 30, 2003 and at December 31, 2002	(718,601)	(718,601)

Total Stockholders’ Equity	26,742,703	25,282,058

Total Liabilities and Stockholders’ Equity	$29,703,477	$29,307,335

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Licensing	$1,854,707	$2,008,554	$6,441,297	$5,240,117
Semiconductor	2,884,248	2,945,687	7,063,008	6,782,127
Other	147,439	457,372	378,309	973,109
Total revenues	4,886,394	5,411,613	13,882,614	12,995,353

Cost of sales	1,242,436	1,505,290	2,812,569	3,413,450

Gross margin	3,643,958	3,906,323	11,070,045	9,581,903

Operating expenses:
Sales and marketing	1,216,568	995,759	3,840,155	3,188,978
Research and development	1,032,100	992,839	3,083,438	2,895,436
General and administrative	1,143,930	1,272,031	3,668,573	3,385,737

Total operating expenses	3,392,598	3,260,629	10,592,166	9,470,151

Income from operations	251,360	645,694	477,879	111,752

Other income, net	131,925	295,332	414,655	611,882
Minority interest	—	19,178	5,430	59,208

Income before income tax expense	383,285	960,204	897,964	782,842

Income tax expense	264,459	364,430	770,486	673,245

Net income	$118,826	$595,774	$127,478	$109,597

Net income per common share:

Basic	$0.01	$0.05	$0.01	$0.01

Diluted	$0.01	$0.05	$0.01	$0.01

Weighted average shares used in the calculation of net income per common share:
Basic	13,076,315	12,623,339	12,956,971	12,659,347

Diluted	14,730,290	12,758,058	13,729,676	12,903,526

 See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Treasury Stock	Total	Comprehensive Income (Loss) for the Periods Ended
	Shares	Amount

BALANCE, Dec. 31, 2002	12,651,014	$12,877	$55,966,589	$(88,564)	$(29,890,243)	$(718,601)	$25,282,058
Proceeds from exercise of stock options	5,000	5	13,120	—	—	—	13,125
Deferred stock option compensation	—	—	18,236	—	—	—	18,236
Issuance of Common Stock	332,184	332	959,680	—	—	—	960,012
Unrealized loss on investments available for sale, net of tax	—	—	—	(85,214)	—	—	(85,214)	$(85,214)
Net income	—	—	—	—	42,534	—	42,534	42,534

BALANCE, March 31, 2003	12,988,198	$13,214	$56,957,625	$(173,778)	$(29,847,709)	$(718,601)	$26,230,751	$(42,680)
Proceeds from exercise of stock options	24,332	24	38,997	—	—	—	39,021
Deferred stock option compensation	—	—	18,236	—	—	—	18,236
Unrealized loss on investments available for sale, net of tax	—	—	—	(7,604)	—	—	(7,604)	(7,604)
Net loss	—	—	—	—	(33,882)	—	(33,882)	(33,882)

BALANCE, June 30, 2003	13,012,530	$13,238	$57,014,858	$(181,382)	$(29,881,591)	$(718,601)	$26,246,522	$(84,166)

Proceeds from exercise of stock options	126,368	127	333,256	—	—	—	333,383
Deferred stock option compensation	—	—	18,236	—	—	—	18,236
Unrealized loss on investments available for sale, net of tax	—	—	—	25,736	—	—	25,736	25,736
Net income	—	—	—	—	118,826	—	118,826	118,826

BALANCE, Sept. 30, 2003	13,138,898	$13,365	$57,366,350	$(155,646)	$(29,762,765)	$(718,601)	$26,742,703	$60,396

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash Flows From Operating Activities:
Net income	$127,478	$109,597
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	833,508	943,657
Minority interest	(5,430)	(59,208)
Provision for doubtful accounts	(21,151)	421
Provision for obsolete inventory	(1,268)	(20,982)
Deferred Taxes	(22,820)	—
Increase in deferred stock option compensation	54,708	70,260
Changes in operating assets and liabilities:
Accounts receivable	(60,313)	135,701
Inventories	(140,166)	319,440
Prepaid expenses and other current assets	(144,923)	273,109
Accounts payable	153,707	33,253
Accrued liabilities	(1,143,468)	472,253
Income taxes payable	250,634	314,161

Net cash provided by (used in) operating activities	(119,504)	2,591,662

Cash Flows From Investing Activities:
Purchase of furniture, fixtures & equipment	(396,161)	(565,614)
Purchase of investments available for sale	(5,232,533)	(7,289,978)
Proceeds from sale of investments available for sale	1,108,407	582,556
Expenditures related to patents and intangible assets	(175,649)	(177,051)

Net cash used in investing activities	(4,695,936)	(7,450,087)

Cash Flows From Financing Activities:
Purchase of treasury stock	—	(242,203)
Proceeds from exercise of stock options	385,529	31,181

Net cash provided by (used in) financing activities	385,529	(211,022)

Net Decrease in Cash and Cash Equivalents	(4,429,911)	(5,069,447)
Cash and Cash Equivalents, Beginning of Period	15,720,860	19,011,167

Cash and Cash Equivalents, End of Period	$11,290,949	$13,941,720

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$469,928	$359,084
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized gain (loss) on investments, net	$(67,082)	$7,831
Issuance of Common stock for minority interest	$960,012	$—

See accompanying notes to the condensed interim consolidated financial statements

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2003

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

The accompanying condensed interim consolidated financial statements have been prepared by the Company without audit in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain accounts have been reclassified from that previously reported to conform to the current period presentation.

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

2.                                      Goodwill and Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on at least an annual basis. Identifiable intangible assets with a determinable useful life are amortized over that period.

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

Goodwill and intangible assets consist of the following:

	September 30, 2003	December 31, 2002

Goodwill & assembled workforce	$1,173,102	$533,031
Patents	1,510,660	1,398,565
Accumulated amortization	(647,445)	(590,365)
Patents, net	863,215	808,200
Other intangibles	5,088,008	5,030,400
Accumulated amortization	(4,061,646)	(3,881,241)
Other intangibles, net	1,026,362	1,149,159
Goodwill and intangible assets, net	$3,062,679	$2,490,390

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

Amortization periods range from three to eleven years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Patents	$37,592	$34,324	$108,519	$98,988
Other intangibles	57,477	85,831	180,405	324,159
Total intangible amortization expense	$95,069	$120,155	$288,924	$423,147

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

3.                                      Investments Available for Sale

The Company has classified its investments as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table summarizes the Company’s investment securities available for sale:

	September 30, 2003	December 31, 2002

U.S. Government securities available for sale:
Cost	$10,762,157	$6,638,033
Unrealized loss	(74,344)	(7,262)
Estimated fair value	$10,687,813	$6,630,771

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	September 30, 2003		December 31, 2002
	Cost	Estimated Fair Value	Cost	Estimated Fair Value

U.S. Government securities available for sale:
Due in one to five years	$10,762,157	$10,687,813	$6,638,033	$6,630,771

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

6.                                      Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.” Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three months and nine months ended September 30, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been decreased to the pro forma amounts indicated below:

For the three months ended September 30,

For the nine months ended September 30,

	2003	2002	2003	2002

Net income as reported	$118,826	$595,774	$127,478	$109,597
Add: deferred compensation expense already recognized	18,236	42,854	54,708	70,260
Less fair value of stock-based employee compensation expense, net of related tax effects	(563,564)	(392,051)	(1,671,514)	(1,221,683)

Net income (loss) pro forma	$(426,502)	$246,577	$(1,489,328)	$(1,041,826)
Net income per share (basic and diluted)—as reported	$0.01	$0.05	$0.01	$0.01
Net income (loss) per share (basic and diluted)—pro forma	$(0.03)	$0.02	$(0.12)	$(0.08)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter and nine months ended September 30, 2003.

Risk free interest rate	3.13%
Expected life	5 years
Expected volatility	69%

Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

7.                                      Net Income Per Common Share

The Company applies SFAS No. 128, “Earnings per Share,” which requires the disclosure of basic and diluted net income or loss per share for all current and prior periods. Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income or loss per common share reflects the maximum dilution, based on the average price of the Company’s common stock each period, and is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised.

Basic and diluted net income per share computed in accordance with SFAS 128 for the three and nine months ended September 30, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

BASIC EPS
Net income	$118,826	$595,774	$127,478	$109,597
Denominator: weighted average common shares outstanding	13,076,315	12,623,339	12,956,971	12,659,347
Net income per share—basic	$0.01	$0.05	$0.01	$0.01

DILUTED EPS
Net income	$118,826	$595,774	$127,478	$109,597
Denominator: weighted average common shares outstanding	13,076,315	12,623,339	12,956,971	12,659,347
Common equivalent shares outstanding:
Options	1,653,975	134,719	772,705	244,179
Total diluted shares	14,730,290	12,758,058	13,729,676	12,903,526
Net income per share—diluted	$0.01	$0.05	$0.01	$0.01

There were 1,109,881 and 4,085,067 potentially dilutive options outstanding for the quarters ending September 30, 2003 and 2002, respectively, and there were 2,113,419 and 4,050,750 potentially dilutive options outstanding for the nine months ending September 30, 2003 and 2002, respectively, that were not included in the table above because they would be anti-dilutive.

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

9.                                      Stockholders’ Equity

On May 9, 2002, the Company’s Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company’s common stock for a period from May 10, 2002 to November 10, 2002 (the “2002 Repurchase Program”). As of June 30, 2003, 225,300 shares had been repurchased at a cost of $718,601 under the 2002 Repurchase Program. All repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

10.                               Segment Information

The Company operates its three operating units in the following five business segments: (a) SRS Labs:  (i) the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers, and (ii) the sale of consumer products incorporating SRS proprietary technologies; (b) Valence: (i) the development and marketing of technology either in the form of ASICs or other imbedded custom semiconductor designs, and (ii) the component distribution business; and (c) SRSWOWcast:  the sale of hardware and software solutions to the Internet and broadcast audio markets. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments:

	Business Segments
	SRS Labs		Valence		SRS WOWcast
	Licensing	Products	ASIC	Components	Product and Internet Sales	Total

Three Months Ended September 30, 2003
Total revenues	$1,854,707	$(1,951)	$2,884,248	$82,675	$66,715	$4,886,394
Cost of sales	11,525	(1,278)	1,123,509	102,898	5,782	1,242,436

Gross margin	$1,843,182	$(673)	$1,760,739	$(20,223)	$60,933	$3,643,958

Three Months Ended September 30, 2002
Total revenues	$2,008,554	$8,510	$2,945,687	$433,100	$15,762	$5,411,613
Cost of sales	69,905	2,962	1,020,491	407,365	4,567	1,505,290

Gross margin	$1,938,649	$5,548	$1,925,196	$25,735	$11,195	$3,906,323

	Business Segments
	SRS Labs		Valence		SRSWOWcast
	Licensing	Products	ASIC	Components	Product and Internet Sales	Total

Nine Months Ended September 30, 2003
Total revenues	$6,441,297	$3,696	$7,063,008	$181,315	$193,298	$13,882,614
Cost of sales	35,410	2,574	2,501,599	248,838	24,148	2,812,569

Gross margin	$6,405,887	$1,122	$4,561,409	$(67,523)	$169,150	$11,070,045

Nine Months Ended September 30, 2002
Total revenues	$5,240,117	$53,979	$6,782,127	$875,297	$43,833	$12,995,353
Cost of sales	113,068	45,719	2,379,501	863,806	11,356	3,413,450

Gross margin	$5,127,049	$8,260	$4,402,626	$11,491	$32,477	$9,581,903

The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which the product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Geographic Area Revenue:

Asia Pacific	$4,405,427	$5,313,454	$12,654,677	$12,102,767
Americas	179,521	66,572	736,567	545,162
Europe	301,446	31,587	491,370	347,424

Total	$4,886,394	$5,411,613	$13,882,614	$12,995,353

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosures of the pro forma effect in interim financial statements. The Company has not currently adopted SFAS No. 123 and accordingly the implementation of SFAS No. 148 has not had a material effect on the Company’s consolidated financial position or results of operations. The Company has adopted the disclosure provision of SFAS 148.

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

In April 2003, the FSAB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003.  Adoption of this statement is not expected to have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have a significant effect on the Company’s financial position, results of operations, or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “Form 10-K”), the audited consolidated financial statements and the notes thereto included in the Form 10-K and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

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

Valuation of Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. For fiscal 2002, an independent valuation of goodwill and other intangibles was performed. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our adoption of SFAS 142. However, no assurances can be given that future evaluation of goodwill will not result in charges as a result of future impairment.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues

Semiconductor revenues consists of (a) design fees relating to, and sales of, ASICs for third parties by Valence to OEMs; and (b) sales of general purpose integrated circuits (“ICs”) designed by Valence under the brand name ASP. Licensing revenues are royalties generated primarily from the license of SRS Labs’ audio and voice technologies. License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Component distribution revenue consists of the distribution of semiconductor products, manufacturing components and sub-assemblies to OEMs for the Hong Kong and People’s Republic of China (“PRC”) markets. Product sales represent sales of consumer products incorporating one or more of SRS Labs’ proprietary technologies. Internet and broadcast revenues consist of the sale of hardware and software applications involving the Internet and broadcast audio markets.

Total revenues for the three months ended September 30, 2003 were $4,886,394 compared to $5,411,613 for the three months ended September 30, 2002, a decrease of $525,219 or 9.7%. Licensing revenues were $1,854,707 for the three months ended September 30, 2003 compared to $2,008,554 for the three months ended September 30, 2002, a decrease of $153,847 or 7.7%.  The company attributes this decrease to reduction of revenue received from a customer who accounted for a significant portion of the company’s revenue from the DVD player segment of the home theater market.  A majority of the decrease was offset by revenues related to new product categories such as portable audio devices and our increased penetration of SRS Labs technologies within the home theater market.  In addition, the lingering effects of the outbreak and spread of Severe Acute Respiratory Syndrome (“SARS”) condition, continued to adversely affect the company’s licensing business, which is reported one quarter in arrears.

Semiconductor revenues were $2,884,248 for the three months ended September 30, 2003 compared to $2,945,687 for the three months ended September 30, 2002, a decrease of $61,439 or 2.1%. Revenue was slightly down from previous year’s comparable quarter, due to lingering negative effects from SARS, as business travel and sales calls returned to a more normal level during the quarter.

Other revenues were $147,439 for the three months ended September 30, 2003 compared to $457,372 for the three months ended September 30, 2002, a decrease of $309,933 or 67.8%.  Other revenues are comprised of the following components for the quarters ended September 30, 2003 and 2002, respectively:  component distribution — 56% and 95%; product revenues — (1)% and 2%; internet and broadcast business — 45% and 3%.  Component distribution revenues were $82,675 for the three months ended September 30, 2003 compared to $433,100 for the three months ended September 30, 2002, a decrease of $350,425 or 80.9%. This decrease was due to the Company’s decision to focus on higher margin semiconductor and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues were $(1,951) for the three months ended September 30, 2003 compared to $8,510 for the comparable period in 2002, a decrease of $10,461 or 122.9%. This decrease was due to the decrease of on-line merchandising and returns.  Revenues generated by the Company’s Internet and broadcast based business were $66,715 for the three months ended September 30, 2003 compared to $15,762 for the three months ended September 30, 2002, an increase of $50,953 or 323.3%.  This increase was attributable to the sales of professional hardware equipment to the broadcast market.

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage for the three months ended September 30, 2003 increased to 74.6% as a percentage of total revenue as compared to 72.2% for the three months ended September 30, 2002. The increase is attributable to continued efforts by the Company to focus the revenue base towards higher margin semiconductor and licensing revenues and away from lower margin component distribution. Gross margins for the licensing business for the quarters ended September 30, 2003 and 2002 were 99% and 97% respectively. Licensing revenues accounted for 38% of total revenues as compared to 37% for the three months ended September 30, 2003 and 2002, respectively. Gross margins for the semiconductor business for the quarters ended September 30, 2003 and 2002 were 61% and 65%, respectively. This decrease in gross margin can be attributed to competitive pricing in the ASIC business. Semiconductor revenues accounted for 59% of total revenues as compared to 54% for the three months ended September 30, 2003 and 2002, respectively. Gross margins for other revenues for the quarters ended September 30, 2003 and 2002 were 27% and 9%, respectively.  Other revenues accounted for 3% of total revenues as compared to 9% for the three months ended September 30, 2003 and 2002, respectively. Gross margins may fluctuate in future quarters depending on the mix of products sold and services provided, royalties earned, competitive pricing, new product introduction costs and other factors.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,216,568 for the three months ended September 30, 2003 compared to $995,759 for the same prior year period, an increase of $220,809 or 22.2%. The net increase in sales and marketing expenses for the three months ended September 30, 2003 is primarily attributable to increased investments in branding and promotion of our technologies in new markets designed to increase future revenues. As a percentage of total revenues, sales and marketing expenses increased from 18.4% for the quarter ended September 30, 2002, to 24.9% for the same period in 2003.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,032,100 for the three months ended September 30, 2003 compared to $992,839 for the same prior year period, an increase of $39,261, or 4.0%. The increase in research and development costs is primarily due to the addition of research and development personnel.  As a percentage of total revenues, research and development expenses increased from 18.3% for the quarter ended September 30, 2002, to 21.1% for the same period in 2003.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,143,930 for the three months ended September 30, 2003 compared to $1,272,031 for the same prior year period, a decrease of $128,101 or 10.1%. The decrease was primarily attributable to decreased professional fees.  As a percentage of total revenues, G&A expenses decreased from 23.5% for the quarter ended September 30, 2002, to 23.4% for the same period in 2003.

Income (Loss) From Operations

Income from operations decreased by $394,334 to $251,360 for the quarter ended September 30, 2003 as compared to income from operations of $645,694 for the quarter ended September 30, 2002.  The decrease in income from operations is due to a decrease in revenue and increase in operating expenses.

Other Income, Net

Other income, net, consists primarily of interest income, gain or (loss) on sale of securities and foreign currency transaction gains and losses. Other income, net, was $131,925 for the three months ended September 30, 2003 compared to $295,332 for the same prior year period, a decrease of $163,407 or 55.3%. Other income net was substantially higher in the three months ended September 30, 2002 due to a recognized gain on the sale of investments in the amount of $130,000 and higher interest income earned on investment balances.

Minority Interest

Minority interest represents the minority shareholders’ proportionate share of losses in SRSWOWcast. Minority interest was $0 for the three months ended September 30, 2003 compared to $19,178 for the three months ended September 30, 2002. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all of the outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Provision for Income Taxes

The income tax expense for the three months ended September 30, 2003 was $264,459 compared to tax expense of $364,430 for the same prior year period, a decrease of $99,971 or 27.4%. The decrease results from the decrease in pre-tax income of $576,919.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues

Total revenues for the nine months ended September 30, 2003 were $13,882,614 compared to $12,995,353 for the nine months ended September 30, 2002, an increase of $887,261 or 6.8%. Licensing revenues were $6,441,297 for the nine months ended September 30, 2003 compared to $5,240,117 for the nine months ended September 30, 2002, an increase of $1,201,180 or 22.9%. This increase was attributable to revenues generated from new product categories such as portable audio devices, and expanding our penetration of SRS Labs technologies within our key home theater market. These revenues from new product categories and our increased penetration of the home theater market reflect upon the Company’s strategy to diversify its customer base. The increase in licensing revenue provided much higher gross margins which resulted in higher operating income for the nine months ended September 30, 2003 as compared to the same period in 2002.

Semiconductor revenues were $7,063,008 for the nine months ended September 30, 2003 compared to $6,782,127 for the nine months ended September 30, 2002, an increase of $280,881 or 4.1%. This increase was attributable to expansion of Valence’s customer base, increased design wins and new chip offerings.

Other revenues were $378,309 for the nine months ended September 30, 2003 compared to $973,109 for the nine months ended September 30, 2002, a decrease of $594,800 or 61.1%.  Other revenues are comprised of the following components for the nine month periods ended September 30, 2003 and 2002, respectively:  component distribution — 48% and 90%; product revenues — 1% and 6% ; Internet and broadcast business — 51% and 5%.  Component distribution revenues were $181,315 for the nine months ended September 30, 2003 compared to $875,297 for the nine months ended September 30, 2002, a decrease of $693,982 or 79.3%. This decrease was due to the Company’s decision to focus on higher margin ASIC and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues were $3,696 for the nine months ended September 30, 2003 compared to $53,979 for the comparable period in 2002, a decrease of $50,283 or 93.2%. This decrease was due to the decrease of the on-line merchandising of SRS products.  Revenues generated by the Company’s Internet and broadcast based business were $193,298 for the nine months ended September 30, 2003 compared to $43,833 for the nine months ended September 30, 2002, an increase of $149,465 or 341%.  This increase was attributable to the sales of professional hardware equipment to the broadcast market.

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage for the nine months ended September 30, 2003 increased to 80% as a percentage of total revenue as compared to 74% for the nine months ended September 30, 2002. Gross margins for the licensing business for the nine months ended September 30, 2003 and 2002 were 100% and 98%, respectively. Licensing revenues accounted for 46% of total revenues as compared to 40% for the nine months ended September 30, 2003 and 2002, respectively. Gross margins for the semiconductor business for the periods ended September 30, 2003 and 2002 were 65% and 65%, respectively.  Semiconductor revenues accounted for 51% of total revenues as compared to 52% for the nine months ended September 30, 2003 and 2002, respectively. Gross margins for other revenues for the nine months ended September 30, 2003 and 2002 were 27% and 0%, respectively. Other revenues accounted for 3% of total revenues as compared to 7% for the nine months ended September 30, 2003 and 2002, respectively. The increase is attributable to continued efforts by the Company to focus the revenue base towards higher margin semiconductor and licensing revenues and away from lower margin component distribution. Gross margins may fluctuate in future quarters depending on the mix of products sold and services provided, royalties earned, competitive pricing, new product introduction costs and other factors.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $3,840,155 for the nine months ended September 30, 2003 compared to $3,188,978 for the same prior year period, an increase of $651,177 or 20.4%. The net increase in sales and marketing expenses for the nine months ended September 30, 2003 is primarily attributable to investments in branding and promotion of our technologies in new markets designed to increase future revenues. As a percentage of total revenues, sales and marketing expenses increased from 24.5% for the nine months ended September 30, 2002, to 27.7% for the same period in 2003.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $3,083,438 for the nine months ended September 30, 2003 compared to $2,895,436 for the same prior year period, an increase of $188,002, or 6.5%. The increase in research and development costs is primarily due to the addition of research and development personnel and increased costs associated with the increased semiconductor business activity.  As a percentage of total revenues, research and development expenses decreased from 22.3% for the nine months ended September 30, 2002, to 22.2% for the same period in 2003.

General and Administrative

G&A expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $3,668,573 for the nine months ended September 30, 2003 compared to $3,385,737 for the same prior year period, an increase of $282,836 or 8.4%. The increase was primarily attributable to additions to infrastructure and personnel for management of our foreign operations, increased professional fees and public company expenses. As a percentage of total revenues, G&A expenses increased from 26.1% for the nine months ended September 30, 2002, to 26.4% for the same period in 2003.

Income From Operations

Income from operations increased by $366,127 to $477,879 for the nine months ended September 30, 2003, as compared to income from operations of $111,752 for the same period ended September 30, 2002.  The increase in income from operations is due to an increase in gross profit, partially offset by an increase in operating expenses.

Other Income, Net

Other income, net, consists primarily of interest income, gain or loss on sale of securities and foreign currency transaction gains and losses. Other income, net, was $414,655 for the nine months ended September 30, 2003 compared to $611,882 for the same prior year period, a decrease of $197,227 or 32.2%. Other income, net was higher for the nine months ended September 30, 2002 due to realized gains on sales of investments and higher interest income earned on investment balances.

Minority Interest

Minority interest represents the minority shareholders’ proportionate share of losses in SRSWOWcast. Minority interest was $5,430 for the nine months ended September 30, 2003 compared to $59,208 for the nine months ended September 30, 2002, a decrease of $53,778 or 90.8%. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all of the outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Provision for Income Taxes

The income tax expense for the nine months ended September 30, 2003 was $770,486 compared to tax expense of $673,245 for the same prior year period, an increase of $97,241 or 14.4%. The increase results from the increase in the Hong Kong tax rate from 16.5% to 17.5%, effective January 1, 2003, the higher levels of foreign tax on higher licensing revenues sourced from countries requiring foreign tax withholdings, and higher pretax income of $897,964.

Liquidity and Capital Resources

The Company’s principal source of liquidity to fund ongoing operations at September 30, 2003 consisted of cash, cash equivalents and long-term investments aggregating $21,978,762. At September 30, 2003, the Company had cash and cash equivalents of $11,290,949 and long-term investments of $10,687,813. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA.

Cash used by operating activities for the nine months ended September 30, 2003 was $119,504.  Net cash used by operations resulted from a net increase in accounts receivable, inventory and prepaid expenses and other current assets and a decrease in accrued liabilities associated with commissions, bonus, product promotion costs as well as professional fees.  These decreases were partially offset by increases in accounts payable and income taxes payable, as well as certain adjustments to reconcile net income to cash used in operating activities including depreciation and amortization.  Net cash used by investing activities for the nine months ended September 30, 2003 was $4,695,936, resulting primarily from the purchase of U.S. government securities and purchases of furniture, fixtures and equipment and expenditures related to intangible assets. Net cash provided by financing activities for the nine months ended September 30, 2003 was $385,529, reflecting the proceeds from sale of common stock pursuant to exercise of employee stock options.

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

We conduct operations in a number of countries and are subject to risks of international operations, particularly in Asia and the PRC

We have significant operations in Hong Kong, the PRC and other parts of Asia that require refinement to adapt to the changing market conditions in that region. Our customers geographically located in the Asia Pacific markets accounted for approximately 90% and 98% of total Company sales in the quarters ended September 30, 2003 and 2002, respectively; and 91% and 93% of total Company sales in the nine months ended September 30, 2003 and 2002, respectively; and are expected to continue to account for a substantial percentage of sales in the future. Because we rely on sales to customers in Asia for a substantial portion of our revenue, our business is very likely to be adversely impacted by economic downturns and instability in that region. In addition, international sales are subject to risks, including, but not limited to:

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

Hong Kong, and other regions of Asia, have been particularly affected by the outbreak and spread of SARS which, in turn, has impacted the economic landscape of these regions and companies that conduct business in the same regions.  While it is difficult to conclusively quantify the impact of SARS on our business, based on discussions we have had with our customers we believe and it appears that the growth of our licensing revenue and expansion of our semiconductor business have been negatively impacted.  Although employees of our Hong Kong operations were subject to temporary travel restrictions in the second quarter of 2003 that are now lifted, it is impossible to predict the precise economic impact of SARS and whether such impact will have a continuing or significant long-term effect on the Company.  Accordingly, the Company remains potentially at risk from the effects of SARS, or similar health emergencies, which restrict travel and may otherwise negatively impact the ability to routinely conduct and expand business in those areas affected by SARS.

We are exposed to risks in our licensing business related to product and customer concentration

Currently, our licensing revenue is concentrated in the home theater market with the majority of revenue generated from the inclusion of SRS technology inside televisions, DVD players and set-top boxes. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. While consumer spending in general on consumer electronic products has increased, retail prices for certain consumer electronics products that include our audio technology, such as DVD players have decreased significantly and indications are that this trend will continue for the foreseeable future. In addition, from time to time, certain of our original equipment manufacturer and semiconductor manufacturer customers may account for a significant portion of revenue from a particular product application, such as DVD players, set-top boxes or televisions.  Consumer electronics products manufacturers could decide to exclude our audio enhancement technology from their home theater products altogether in an effort to reduce cost.  The loss of any such customer could have a material adverse affect on the company’s financial condition and results of operations.

Declining prices of consumer electronic products could put pressure on our licensing fees that are charged to the manufacturers.  Also, given the current economic environment, consumer spending on DVD players and other home electronic products may not increase as expected.  Such declines in consumer spending, should they occur, and continued decreases in consumer product pricing for electronic goods may have a significant negative impact on our financial results. The company's strategy is to diversify its customer base in an effort to decrease the impact from the loss of a particular customer, product segment or change in market trend.

We are exposed to certain risks in producing professional and consumer products

We have developed high-end audio enhancement products, including professional and consumer hardware and software products. We have also developed a line of speakers that incorporate proprietary flat panel designs, which have been marketed to OEMs and industry retail buyers. There can be no assurance that our products will be accepted in the market or that we will be able to develop an effective distribution channel and build acceptable brand recognition as a product manufacturer. As the business increases, it is anticipated that significant capital will be required to finance product inventory and accounts receivable. As a result, we are subject to risks of product obsolescence, bad debt and insufficient finance to grow the business.

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

Our results of operations may be adversely affected by a slowdown in the global economy

Over the past year, the global economy experienced a slowdown due to many factors, including decreased consumer confidence, unemployment, the ongoing threat and cost of terrorism and reduced corporate profits and capital spending. Recent political events, including the U.S. military action in the Middle East, have put further pressure on economic conditions. The potential turmoil that may result from such events contribute to the uncertainty of the economic climate, further reducing predictability and our ability to develop and implement long-term strategic plans. Although the U.S. and other major economies have recently showed signs of growth, the future remains uncertain and the impact of political, military, terrorism and similar events may have a material adverse impact on our operating results and financial position.

We are subject to competitive pressures

Our existing and potential competitors include both large and emerging domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources. Present or future competitors may be able to develop products and technologies comparable or superior to ours, and to adapt more quickly than us to new technologies or evolving market needs. We believe that the competitive factors affecting the market for our products and technologies include product performance, price and quality; product functionality and features; the ease of integration; and implementation of the products and technologies with other hardware and software components in the OEM’s products. In addition, the markets in which we compete are intensely competitive and are characterized by rapid technological changes, declining average sales prices and rapid product obsolescence. Accordingly, there can be no assurance that we will be able to continue to compete effectively in all of our existing markets, that competition will not intensify or that future competition will not have a material adverse effect on our business, operating results, cash flows and financial condition.

We strongly rely on our intellectual property

Our ability to compete may be affected by our ability to protect our proprietary information. We have filed numerous U.S. and foreign patent applications and, to date, have a number of issued U.S. and foreign patents covering various aspects of our technologies.  There can be no assurance that the steps taken by SRS Labs to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent, as do the laws of the U.S. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other property rights. We are not currently a party to any claims of this nature. There can be no assurances that third parties will not assert claims or initiate litigation against the Company or our customers with respect to existing or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights.

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

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of SRS Labs, Inc., Pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of SRS Labs, Inc., Pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of SRS Labs, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SRS Labs, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.

On August 12, 2003, SRS Labs, Inc. (the “Company”) issued a press release announcing its operating results for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC., a Delaware corporation

Date: November 14, 2003	By:	/s/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2003	By:	/s/ JANET M. BISKI
Janet M. Biski
Chief Financial Officer
(Principal Financial and Accounting Officer)