Form 10-Q/A
period 2003-06-30
SRS LABS INC
filed 2004-02-19
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed for the purpose of amending Part II, tem 4, “Submission of Matters to a Vote of Security Holders” of the Quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, which was filed by SRS Labs, Inc., a Delaware corporation, on August 13, 2003 (the “Original Filing”). The sole  purpose of this amendment is to correct an error that was discovered in the results of the items voted upon at the June 18, 2003 Annual Meeting of Stockholders previously reported in the Original Filing.  Specifically, the proposal to approve an amendment to the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan to increase the number of shares of common stock available for issuance thereunder by 1,500,000 was incorrectly reported in the Original Filing as having failed, when, in fact, the proposal passed.

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

Winston E. Hickman was elected to serve as a Class I Director of the Company for a three-year term expiring at the 2006 Annual Meeting of Stockholders. John Tu continued in office as a Class II Director and Stephen V. Sedmark, Sam Yau and Thomas C.K. Yuen continued in office as Class III Directors.  The tabulation of the votes cast for the election of Mr. Hickman was as follows:

Votes For	Votes Withheld
11,986,065	339,043

The proposal to amend the Option Plan was approved.  The number of affirmative votes required to approve the proposal was  3,910,619.  The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
5,953,131	1,866,594	15,111	4,503,872

The proposal to ratify the appointment of BDO Seidman LLP as independent auditors for the fiscal year ending December 31, 2003 was approved.  The number of affirmative votes required to approve the proposal was  6,162,555.  The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,310,350	3,731	11,027	0

Item 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits.

The exhibit listed below is hereby filed with the Commission as part of this Report.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer of SRS Labs, Inc., Pursuant to Section 13a-14 of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer of SRS Labs, Inc., Pursuant to Section 13a-14 of the Securities Exchange Act

31.3	Certification of Chief Executive Officer of SRS Labs, Inc., Pursuant to Section 13a-14 of the Securities Exchange Act

31.4	Certification of Chief Financial Officer of SRS Labs, Inc., Pursuant to Section 13a-14 of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer of SRS Labs, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of SRS Labs, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer of SRS Labs, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer of SRS Labs, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.

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

SRS LABS, INC., a Delaware corporation

Date: February 19, 2004	By:	/s/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2004	By:	/s/ JANET M. BISKI
Janet M. Biski
Chief Financial Officer
(Principal Financial and Accounting Officer)