Form 10-K
period 2003-12-31
SRS LABS INC
filed 2004-03-30
CIK 1016470

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $37,158,008 (computed using the closing price of $4.05 per share of Common Stock on June 30, 2003, as reported by the Nasdaq Stock Market).

        As of March 15, 2004, 14,085,993 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding. Of that amount, 225,300 shares were held as treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2004 are incorporated by reference in Part III of this Form 10-K.

SRS LABS, INC.

ANNUAL REPORT ON FORM 10-K

Table of Contents

        You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. Unless the context requires otherwise, references to "the Company," "we," "us," "our" and "SRS Labs" refer specifically to SRS Labs and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Annual Report on Form 10-K relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements.

        Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "will continue," "may," "could" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be realized.

        In addition to the factors and other matters discussed under the caption "Factors That May Affect Future Results" in Item 7. of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, some important factors that could cause actual results or outcomes for SRS Labs or our subsidiaries to differ materially from those discussed in forward-looking statements include:

  •
  changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the sound technology licensing and semiconductor industries;

  •
  our ability to sustain historical margins as each of our industries develop;

  •
  increased competition;

  •
  increased costs;

  •
  exposure to risks in our licensing business related to product and customer concentration;

  •
  reliance on revenue contributed from our ASIC and standard IC business;

  •
  risks in our Valence business related to fabrication outsourcing to third parties;

  •
  reliance on intellectual property;

  •
  our ability to retain key members of management;

  •
  adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and

  •
  other factors identified from time to time in our filings with the Securities and Exchange Commission.

        Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors.

PART I

Item 1. Business

Overview

        SRS Labs, Inc. ("SRS Labs" or "SRS") is a leading developer and provider of audio, voice and surround sound technology solutions, application-specific integrated circuits ("ASICs") and standard integrated circuits ("ICs") for the home theater, gaming, portable audio, mobile phone, computer, automotive and broadcast markets. We operate our business through three operating units: SRS Labs, the parent company; its wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies ("SRSWOWcast"); and its wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited's wholly-owned subsidiaries (collectively "Valence").

        We operate in the following five business segments:

SRS Labs

        Licensing:    Our licensing segment develops and licenses audio enhancement, voice and surround sound technologies to many of the world's leading manufacturers of hardware and software products as well as semiconductor solution providers. Licensing revenues comprised 45%, 43%, and 32% of total consolidated revenues in 2003, 2002 and 2001, respectively.

        Speaker Products:    Our product segment develops and markets consumer speaker products that incorporate proprietary audio and speaker technologies. Product revenues comprised less than 1% of total consolidated revenues in 2003, 2002 and 2001.

SRSWOWcast

        Professional and Consumer Audio Products:    Our professional and consumer audio products segment develops and markets professional software and hardware products and consumer software plugins that incorporate proprietary audio enhancement, voice and surround sound technologies. Revenue from this segment comprised 1% of total consolidated revenues in 2003 and less than 1% of total consolidated revenues in 2002 and 2001.

Valence

        Semiconductor:    Our semiconductor segment designs, develops and markets technology solutions in the form of analog and digital signal processor ("DSP") semiconductor products or custom ASIC solutions to original equipment manufacturers ("OEMs") around the world. Semiconductor revenues comprised 53%, 52% and 37% of total consolidated revenues in 2003, 2002 and 2001 respectively.

        Component Distribution:    Our component distribution segment is an authorized, non-exclusive distributor of semiconductor components, subassemblies and finished goods for selected OEM customers. Component distribution revenues comprised 1%, 5% and 30% of total consolidated revenues in 2003, 2002 and 2001 respectively. We are no longer emphasizing this business due to our decision to focus on higher margin revenue and we expect future revenue to be immaterial to our total business, therefore, we will not continue to break out this segment.

        SRS Labs was incorporated in the State of California on June 23, 1993 and reincorporated in the State of Delaware on June 28, 1996. Our executive offices are located at 2909 Daimler Street, Santa Ana, California 92705. Our telephone number is (949) 442-1070.

        A narrative description of our business activities by industry segment and geographic area follows. The financial information for business segments, geographic areas and customer concentration is included in this Annual Report on Form 10-K under "Item 8. Financial Statements and Supplemental

Data" and in Notes 1 and 10 to the Notes to Consolidated Financial Statements. Revenues for each of our business segments as a percentage of consolidated revenues and additional discussion relating to our revenues are presented under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Reference also is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results" for a discussion relating to certain business risks relating to our business.

Company History

        SRS Labs was formed in 1993 in connection with the purchase of all rights and assets of various audio and speaker technologies from the Hughes Aircraft Company ("Hughes"). In August 1996, we successfully completed an initial public offering, raising approximately $22 million. From our inception in 1993 until February 1998, we derived substantially all of our revenues from audio technology licensing activities for the home theater and computer markets.

        On March 2, 1998, we acquired 100% of the outstanding stock of Valence Technology Inc., a British Virgin Islands holding company, which had its principal business operations and office locations in Hong Kong and the People's Republic of China (the "PRC"). This acquisition significantly expanded our business activities from the original licensing model to include the design, manufacture and marketing of custom ASICs, standard ICs, components and products.

        In addition to the acquisition of Valence in 1998, we acquired rights to two additional technologies, Voice Intelligibility Processor ("VIP"), a patented voice processing technology that improves the intelligibility of the spoken voice, especially in high ambient noise environments; and Circle Surround, a patented audio delivery system that allows multichannel surround sound to be encoded into a two-channel stereo format and allows an encoded two-channel audio source to be decoded into a multichannel surround format.

        Formed in 1999, our SRSWOWcast subsidiary was originally established as an entertainment portal with original Internet programming, syndicated programming and as a demonstration platform for SRS audio technologies. In 2001, we revised our business strategy to focus on the development and marketing of hardware and software products that feature our audio and voice enhancement technology solutions for personal computer and professional audio and broadcast applications, such as television, radio, music production, cable and satellite. Consistent with our licensing trademark policy, we actively promote the use of our trademarks and logos by our broadcast partners. At December 31, 2002, SRS Labs owned approximately 87% of the capital stock of SRSWOWcast. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all of the outstanding shares of Series A Convertible Preferred Stock of SRSWOWcast in exchange for the issuance of shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

SRS Labs' Technology Licensing

Description of Business

        Our technology licensing strategy continues to be the development and licensing of audio enhancement, voice, surround sound and speaker technologies to product and semiconductor manufacturers, as well as software providers, in the home theater, mobile phone and voice communication, portable audio, personal computer, and automotive markets around the world. Our sales strategy is to identify high-growth markets, develop needed technology solutions and features, and work with software and semiconductor platform partners to make these technologies widely available and easy to implement by OEMs. We believe that we will continue to strengthen our market position as a world leader in audio and voice technology by employing the strategy of providing a continuous stream of patented audio and voice technologies, enhancing relationships with existing licensees, and creating strong brand awareness in order to attract new licensees.

        Our technologies may be implemented in a variety of methods, including discrete analog components, analog semiconductor products, DSPs and software. These various implementation options offer our customers significant flexibility when incorporating our technologies into their products.

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

Technology Portfolio

        The portfolio of licensable technologies that we have developed or acquired include a wide range of techniques for mono and stereo audio enhancement, psychoacoustic bass enhancement, voice processing, virtual surround sound, multichannel surround sound encoding and decoding as well as speaker designs. The technologies described in detail below are marketed by SRS Labs under the following trademarked names: Circle Surround®, Circle Surround II™, Dialog Clarity™, FOCUS®, SRS®, SRS Headphone™, TruBass®, TruSurround®, TruSurround XT®, VIP™, WOW™ and WOW XT™.

Circle Surround® and Circle Surround II ™

        Circle Surround ("CS") is an advanced, highly versatile, patented, multichannel audio encode and decode system capable of supporting a wide range of surround sound creation and playback applications. Circle Surround encoding provides the capability to encode up to 6.1 channels of audio for transmission or storage of over two output channels or standard two-channel carriers. It is backward compatible with most matrix decoders, such as Dolby Pro Logic® and Dolby Pro Logic II, with playback performance subject to the limitations of the specific decoder. The Circle Surround encoding process can be used in the broadcast of television and radio material; in the recording process for music or movies; or in the development of games for computers or video game consoles.

        In 2002, SRS Labs announced that ESPN was the first network to adopt Circle Surround for surround sound broadcasts. In 2003, the use of Circle Surround increased dramatically by a wide variety of networks, content providers, and radio stations, including ABC, CBS, FOX, FX, NBC, PAX, PBS, TNT, UPN, WB, Paramount Pictures, Larson Studios, Tokyo FM Broadcasting Co., Guangdong Radio and Arbor Records. This new broadcast opportunity increases our brand reach because the Circle Surround logo is often displayed at the beginning or end of each Circle Surround-encoded telecast.

        Circle Surround decoding creates multichannel surround sound from any audio source. The original version, Circle Surround, is capable of delivering up to 5.1 channels of audio from stereo, matrix-encoded or Circle Surround-encoded material. Its successor, Circle Surround II ("CS II"), is an even more versatile surround sound decoding algorithm capable of delivering 6.1 channels of surround sound from mono, stereo, matrix-encoded or Circle Surround-encoded source material. With the two added features of SRS TruBass and SRS Dialog Clarity, that enhance the multichannel audio experience and address problems that occur when playing back material mixed for the cinema, Circle Surround II is the most flexible and feature-rich surround sound technology available on the market today.

        Even in the finest home theater environments, dialog can often become difficult to understand. SRS Dialog Clarity solves this problem and significantly improves dialog intelligibility from all source material. SRS TruBass technology compensates for the use of small speakers or subwoofers. TruBass utilizes proprietary psychoacoustic techniques to restore the perception of low frequency fundamentals and enhance bass performance.

        Circle Surround decoding can be implemented in a playback device for any multispeaker applications, such as a home theater audio/video receiver, DVD player, car audio product, PC soundcard or computer speaker. Circle Surround has been adopted by many of the leading electronics companies as a surround decoding option, including Kenwood, Marantz, Theta Digital, Accuphase, M-Audio, Orion Studios and Smart Devices.

FOCUS®

        In many audio environments, speakers are not placed in the ideal listening location, which makes it difficult to achieve a realistic sound experience from speakers that are below the plane of the listener's ear. We developed FOCUS as a technology solution for this problem. Originally designed for use in automobiles where front speakers are often placed under the dashboard or facing each other in the door panels, the patented FOCUS technology electronically repositions the sound image to create the appropriate perception of image height. In addition to automobiles, FOCUS is ideally suited for any product application where speakers cannot be placed in optimal locations for either space or aesthetic reasons, such as big screen or projection TVs, home in-wall speakers and commercial applications. Products that feature FOCUS include televisions from Hitachi, Thomson (RCA) and Pioneer.

SRS® 3D Sound

        SRS 3D Sound is one of the world's leading 3D audio enhancement technologies. The patented technology broadens any mono or stereo audio signal and creates a realistic 3D sound image from just two standard stereo speakers. SRS 3D Sound is based on the fundamentals of the human hearing system and recreates the multitude of spatial cues that are present in a live listening environment but are lost in recording and playback. SRS 3D Sound dramatically widens the "sweet spot" associated with traditional stereo. It therefore does not require the listener to be positioned in a specific location to experience the immersive sound image.

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

        SRS 3D Sound can be applied to any consumer electronics product that includes mono or stereo audio playback through two speakers or headphones, including televisions, computers, audio receivers, car products, gaming products, powered speakers, portable and wireless audio products and mobile phones with audio playback.

SRS Headphone™

        Introduced in early 1998, the patented SRS Headphone technology optimizes the core SRS 3D Sound technology for use with a standard pair of headphones or ear buds. The process repositions the sound image from inside the listener's head to outside the listener's ears, creating a more natural listening situation. Sony currently features SRS Headphone in its portable CD/DVD players and Mitsubishi in its mobile phones.

TruBass®

        SRS TruBass is a patented, psychoacoustic process that creates the perception of increased bass performance in smaller speaker systems and headphones far beyond the physical capabilities of the speakers themselves. It is a dynamic technology that actively monitors the low-frequency content of an audio signal and optimizes the frequency and amplitude spectrum of the output signal to enhance bass perception. It effectively creates the impression of a subwoofer in smaller speaker systems and when used with a subwoofer, further increases the efficiency and overall performance of the bass response.

        Applications for this technology include any product with small and medium sized speakers or headphones, such as those found in televisions, radios, portable audio devices, boom boxes, games and smaller hand-held devices. TruBass is an important part of the feature-set for several of our technology solutions, including WOW, Circle Surround II and TruSurround XT.

TruSurround® and TruSurround XT ™

        The TruSurround family of technologies was specifically designed to present the multichannel audio content that is standard on DVD movies over only two speakers. They deliver virtual surround sound, which is a compelling, surround sound-type experience achieved over any two-speaker playback system, including internal television speakers and headphones. TruSurround and TruSurround XT are fully compatible with all multichannel encoding formats up to 6.1 channels, and are also backward compatible with non-surround encoded audio, delivering an immersive 3D audio experience from standard mono or stereo sources.

        TruSurround has been adopted by many of the leading home theater manufacturers of DVD players, set-top boxes and televisions including Accuphase, Aiwa, Emerson, Funai, Fujitsu, Hitachi, Hughes, Kenwood, Marantz, Matsushita, Mitsubishi, Motorola, Philips, Pioneer, RCA, Sony, Toshiba, Yamaha and more.

        Introduced to the market in 2002, TruSurround XT is our flagship version that includes the added technology features of SRS TruBass and SRS Dialog Clarity to enhance the multichannel audio experience and address problems that occur when playing back material originally mixed for the cinema. Even in the finest home theater environments, dialog can often become difficult to understand. SRS Dialog Clarity solves this problem and significantly improves dialog intelligibility from all source material. SRS TruBass technology compensates for the use of small speakers or subwoofers. TruBass utilizes proprietary psychoacoustic techniques to restore the perception of low frequency fundamentals and enhance bass performance.

        In 2003, we began realizing revenue from TruSurround XT from software DVD player and television licensees, including Analog Devices, Cyberlink, Formenti, Intervideo, M-Audio, Orion Studios, Thomson, LG, Samsung and more.

        In 2003, we also developed TruSurround XT Headphone, a headphone optimized version of TruSurround for creating a realistic virtual surround sound listening experience over any pair of stereo headphones. When listening to multichannel content over headphones, such as DVD movies, the listening experience is fundamentally different than listening to speakers. Since the headphone speaker drivers are covering the pinna (outer part) of the ear, the listening experience differs greatly from traditional speaker playback. TruSurround XT utilizes patented headphone perspective curves to solve this problem and provides a non-fatiguing, immersive, home theater listening experience. TruSurround XT Headphone also delivers exceptional 3D audio from mono and stereo material. By the end of 2003, we had successfully licensed this headphone technology to Marantz for inclusion in new home theater audio/video receivers.

WOW™

        WOW, a combination of several of our patented techniques, including SRS 3D Sound, FOCUS and TruBass, is our flagship 3D audio enhancement solution for speakers and headphones. It is an award-winning, playback enhancement technology that improves the dynamics and bass performance of mono or stereo audio, especially when used with smaller speakers or headphones that are not capable of achieving a high fidelity experience, or when the audio has been digitally compressed into formats such as MP3 and Windows® Media Audio ("WMA"). WOW is an ideal audio solution for manufacturers of mobile or portable devices, in addition to products in which speakers are located closely together, such as televisions. Hardware and software products that feature WOW include mobile phones from Sharp, Samsung and NEC; Microsoft's Windows® Media Player series software products; digital audio players from Dioneer, Samsung, Olympus, Rio, eDigital, iRiver and I-Bead; car CD receivers from Kenwood, as well as televisions from Sony, Hitachi and Sharp. To date, over 300 million hardware or software products have been shipped or downloaded that include the powerful WOW audio feature.

WOW XT for Mobile™

        WOW XT for Mobile is a complete suite of technologies based on the original WOW algorithm that includes more application-specific adjustable controls for audio-enabled mobile phones, PDAs and portable digital audio players. It incorporates advanced, patented audio enhancement technologies optimized for the specific audio playback challenges that handset manufacturers face, such as tiny speaker driver issues, single speaker stereo challenges and difficulty in achieving deeper bass tones without significant usage of device memory and power resources.

        Whether the device has one speaker, two closely spaced speakers, or relies on headphone or earbud playback, WOW XT for Mobile can be customized for any handset maker or OEM's specific requirements and handset design. The company also has enabling and utility technologies to help overcome the physical limitations of the small speaker drivers and headphones of mobile devices to produce a more natural, realistic and immersive audio experience. Some of these technologies include the ability to preserve the original music source's stereo instrumentation during stereo-to-mono mix down, the ability to manage the output level of multiple audio sources to prevent clipping, and many other breakthrough solutions that help handset makers increase their market share by providing cost-effective audio enhancement solutions that help mobile carriers attract and keep more customers. For the newer stereo speaker-enabled mobile phones, WOW XT provides the industry's most extreme stereo width from polyphonic ring tones and digitally compressed music formats, such as MP3, WMA and AAC.

        The WOW XT for Mobile technology suite was launched in October 2003 and by the end of 2003, the WOW XT libraries were available for evaluation by customers on ARM®, Intel XScale™, and TI OMAP™ processors. The WOW XT libraries are compatible with Symbian™ OS, Microsoft Windows Mobile™ 2003, Linux and other operating systems. The key benefit of adding SRS software technologies is that there are no hardware design changes needed to immediately achieve incredibly fuller, more dynamic audio. In addition, wireless service providers who incorporate WOW XT for Mobile into their product lineup can dramatically improve a subscriber's first impression when trying a mobilemedia application for the first time.

VIP™ (Voice Intelligibility Processor)

        Our patented VIP technology improves the intelligibility of the spoken voice and is particularly effective in noisy environments. It selectively processes only those spectral portions of the speech signal that the brain uses for cognition, without requiring an increase in gain or volume. SRS 3D Sound inventor Arnold Klayman, who is now the principal audio scientist at SRS Labs, originally developed the VIP technology at Hughes. During a divestiture in 1994, Hughes sold the VIP technology to a third party that further developed and marketed the VIP technology through a stand-alone signal processor for use in the professional sound reinforcement industry. As mentioned previously, we acquired the VIP technology in 1998.

        The market opportunities for VIP include mobile phones, wireless products, hearing aids, hand-free devices, Voice over Internet Protocol, traditional and Internet broadcasting and other voice-related applications. We offer both software and hardware implementation options for VIP and it is also available as digital code that may be ported to DSP platforms used by product manufacturers. VIP is also available in software and can run on client or server-side applications.

Vertical Markets and OEM Licensees

        Through our licensing business segment, we market our portfolio of technologies to the following vertical markets; home theater; mobile phone and voice communication; portable audio; personal computer and Internet; and automotive.

Home Theater

        Home theater products represent the largest current market for our technologies and have historically been the largest revenue contributor to the licensing segment. This market is highly competitive and generally dominated by large multi-national manufacturers. Product categories within this market, including televisions, DVD players, cable set-top boxes and a/v receivers, are among the fastest growing or highest volume in the electronics industry and represent a significant opportunity for our full portfolio of audio enhancement and surround sound technologies. Manufacturers in this market utilize our technologies to differentiate their products from their competitors and improve functionality and product performance.

        Our customers in this market include many of the leading global electronics manufacturers, who in many instances license multiple technologies from us for multiple product lines and divisions. Our strategy for this market remains to penetrate and expand. We penetrate a new customer and successfully license at least one of our technologies for a particular product line or division and then expand the usage of our technologies into additional product lines and divisions. For example, in May 2003, we announced that Samsung Electronics had signed a global technology licensing agreement for the use of SRS WOW technology and that the first product line to feature WOW would be the YEPP™ line of digital audio players. By the end of 2003, Samsung had expanded its use of WOW into additional products including mobile phones, mini audio systems, televisions and computer monitors.

Mobile Phone and Voice Communication

        Mobile phones are becoming a true convergent product as more and more mobile phones are now complete multimedia devices capable of delivering multichannel audio, up to 64 polyphonic ring tones, streaming video across wireless networks, as well as MP3 audio playback. One or two closely spaced speakers are also becoming standard on many of the newest mobilemedia smart phones. While we continue to work with many of the leading mobile phone and voice communications companies, such as Sharp, Mitsubishi, and J-Phone in Japan and Samsung in Korea, to implement our voice technology solutions in communications products, the advent of multimedia functionality on mobile phones has opened up an opportunity for us to license our audio enhancement technologies, such as WOW XT for Mobile, which was introduced in 2003.

        Whether the device has one speaker, two closely spaced speakers, or relies on headphone or earbud playback, WOW XT for Mobile can be customized for any handset maker or OEM's specific requirements and handset design. We also have enabling and utility technologies to help overcome the physical limitations of the small speaker drivers and headphones of mobile devices to produce a more natural, realistic and immersive audio experience. Some of these technologies include the ability to preserve the original music source's stereo instrumentation during stereo-to-mono mix down, the ability to manage the output level of multiple audio sources to prevent clipping, and many other breakthrough solutions that help handset makers increase their market share by providing cost-effective audio enhancement solutions that help mobile carriers attract and keep more customers. For the newer stereo speaker-enabled mobile phones, WOW XT provides the industry's most extreme stereo width from polyphonic ring tones and digitally compressed music formats such as MP3, WMA and AAC.

        The key benefit of adding SRS software technologies is that hardware design changes aren't needed to quickly achieve incredibly fuller, more dynamic audio. In addition, wireless service providers who incorporate WOW or WOW XT for Mobile into their product lineup can dramatically improve a subscriber's first impression when trying a mobilemedia application for the first time.

        During 2003, we announced that the WOW and WOW XT libraries had become available on ARM, Intel XScale, and TI OMAP processors and are compatible with Symbian OS, Microsoft Windows Mobile 2003, Linux and other operating systems. We also announced a licensing agreement with PacketVideo, a premier independent provider of mobilemedia software for the leading handset manufacturers, including Sony Ericsson, Motorola, Fujitsu, Siemens, NEC, Sagem, Nokia and others.

Portable Audio

        The use of portable audio players, such as MP3 and portable listening devices, is widespread around the world, reflecting demand from consumers to take their music with them. While the demand for more entertainment features increases, the size of the devices are decreasing and because of simple physical design constraints, the quality of the audio experience cannot always be maintained. The small footprint of these devices limits speaker size, speaker spacing and the quality of headphone listening is variable since headphones are often selected for their small size and aesthetics rather than their audio performance. In addition to physical considerations, the various audio compression algorithms in common use, such as MP3, AAC and WMA, can adversely affect the quality of the reproduced audio depending on factors such as encoded bit rate and encoder quality level.

        Manufacturers of these devices are looking for solutions to improve the listening experience without affecting design change, increasing power consumption or adding additional product components. In 2003, we introduced WOW XT for Mobile, a special version of our SRS WOW stereo audio enhancement technology that can be customized by manufacturers for the specific audio requirements of portable devices. In 2003, we worked closely with our network of semiconductor partners to make the technology available on the leading platforms that are used by this industry. By the end of 2003, we had announced that both the core SRS WOW and WOW XT technology libraries were available on the world's leading semiconductor and software platforms including ARM, Intel XScale, Texas Instruments OMAP, Micronas, Motorola Coldfire, Telechips and more. Product manufacturers who introduced products that include WOW or WOW XT include: Click.TV, Diasonic, Hyunwon, iBead, Kwon, Moral Follow System, Olympus and Samsung.

Personal Computer

        Consumers are increasingly using computers and the Internet for more than just word processing or business functions. The majority of desktop computers and notebooks incorporate a DVD playback drive and typically support high-resolution graphics, sound and voice communications. The demand for these capabilities has been driven by the proliferation of multimedia based entertainment and video games and the widespread use of DVDs and the Internet. The personal computer market is characterized by intense pricing competition and, as a result, the OEM hardware market is difficult to penetrate. The software market, on the other hand, is being fueled by consumer's increasing use of a computer for playback of DVD movies. This shift towards using a computer for more and more entertainment purposes has yielded opportunities for the license of our audio technologies to software developers and on software platforms for computer manufacturers.

        During the second half of 2002, we entered into licensing relationships with leading providers of DVD player software, including Cyberlink, InterVideo and Orion Studios. In 2003, these software providers expanded their use of SRS technologies with new versions of their products launching throughout the year. By the end of 2003, we successfully penetrated the PC OEM market and had announced that Sony had expanded their use of SRS technologies into desktop PCs. In January 2004, we continued this penetration with the announcement that Toshiba had licensed several of our technologies for their line of Satellite notebooks.

Automotive

        The automobile is rapidly becoming an entertainment environment through the popularity of rear seat DVD entertainment systems and with digital radio fueling the desire for surround sound audio. This phenomenon has opened up opportunities to license several of our audio technologies, including Circle Surround, TruSurround, WOW and VIP.

        An automobile has multiple speakers installed in both the front and rear, making it an ideal environment for enjoying music in surround sound. Unfortunately, there is very little surround sound material available in a car. In 2003, we developed Circle Surround for Automotive, a special version of our Circle Surround technology that can be customized by car manufacturers for the specific audio requirements of each type of vehicle. Now, surround sound entertainment in a car can be a reality. Circle Surround delivers up to 6.1 channels of full-bandwidth surround sound from any audio source, including the radio, CDs and even MP3 files burned onto a CD.

        Rear seat passengers are increasingly using DVD systems for entertainment. Our TruSurround technology, which is widely used by traditional DVD player manufacturers, transforms the listening experience over traditional headphones into a realistic virtual surround sound experience.

        It is also challenging to create a quality stereo audio experience in a car due to a variety of speaker issues, including limited speaker driver sizes and the less than ideal placement of front speakers in a door facing each other. These challenges are solved with our WOW technology, which utilizes both FOCUS and TruBass, to provide remarkable improvement in the width, height and depth of any mono or stereo audio source, as well as providing deep, rich bass enhancement.

        The design cycle for automobile electronics is long, often taking up to 36 months for the feasibility and implementation studies to occur. While no significant revenue was generated from this market segment during 2003, we continue to believe that this market holds opportunity for the license of our technologies and anticipate progress in this segment to be announced during 2004.

        The following table identifies many of our OEM licensees and the market or markets in which such licensees are participating or are planning to participate, as of December 31, 2003:

Home Theater

Aiwa
Changhong
Daewoo
Denon
Hitachi Ltd.
Hughes Network Systems
Kenwood Corporation
Konka Group
LG Electronics
Marantz Japan Inc.
Metz
Mitsubishi Electric Corporation
Motorola Consumer Solutions Business
Philips Consumer Electronics
Pioneer Corporation
Thomson Multimedia (RCA)
Sampo Electric
Samsung Electronics
Sharp Manufacturing Company of America
Skyworth
Sony Corporation
Toshiba Corporation
Yamaha Corporation
Zenith

Mobile Phone and Voice Communication

Mitsubishi Electric Corporation
NEC
Samsung Electronics
Sharp Corporation

Portable Audio

Digital Way
Dioneer
e.Digital
Etronics Corporation
iBead
iRiver
MPMan.com
Olympus Optical
Samsung
Sennheiser Electronic
Sony Corporation

Personal Computer

Cyberlink Corporation
InterVideo Inc.
M-Audio
Microsoft Corporation
Orion Studios
Sony Corporation
Toshiba

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

        Our licensing model most often employs a system whereby semiconductor manufacturers are recruited to build and sell semiconductor implementations that involve our technology solutions (our "Chip Partners"). Under this system, revenue is not received directly from our Chip Partners. We also enter into licensing arrangements with OEMs for the use of our technology solutions in consumer and other products manufactured by the OEM. Our Chip Partners then sell these semiconductor technology solutions directly to the licensed OEMs. Under this licensing method, OEM product licensees are free to choose a semiconductor solution from the SRS Chip Partner that best suits their requirements and matches their price expectations. We receive royalties directly from the licensed OEM for the use of our technologies in licensed products manufactured and shipped by the OEM. Many major OEMs have licenses for the use of one or more of our technologies and for the use and display of our trademarks.

        The licensing methodology above is not well established in certain industries or in certain geographic regions such as the PRC and India. To address these market conditions, we implement an alternate royalty collection method, where the royalty is "bundled" into the cost of the semiconductor product and remitted directly to us from our Chip Partner when the semiconductor product is sold and shipped to the OEM. This system simplifies the business process for the OEM, our Chip Partner and SRS Labs. We determine which licensing model to follow based on factors involving mutual discussions with our Chip Partner and consumer product manufacturer, the particular market segment involved, the particular region where the products are manufactured and sold, as well as other factors.

        Our process for selecting particular Chip Partners and platforms for distributing our technology is based on several criteria including: (a) Segment Leadership—we target Chip Partners that hold preeminent positions in market segments characterized by high growth, volume and/or margins; (b) Volume—platforms which will maximize exposure of our IP to a large number of potential OEMs; (c) Synergy—platforms which serve to position our IP along with compatible and additive technologies for integrated delivery; and (d) Convergence Potential—which enable us to establish a presence on platforms that intersect merging functional features. An example of this would be the platforms for new personal multifunctional devices that include mobile phone, personal digital assistant ("PDA") and MP3 capabilities.

        The following table identifies the Chip Partners who have entered into licensing agreements with SRS Labs as of December 31, 2003, or who have software or digital platforms that offer our technologies to licensed OEMs:

AKM Semiconductor	Motorola
Analog Devices	New Japan Radio Corporation ("NJRC")
ARM	Packet Video
ASP Microelectronics	Philips Semiconductor
Broadcom Corporation	Rohm
Cirrus Logic	Samsung Electronics
DSP Factory	Sigmatel, Inc.
ESS Technology, Inc.	ST Microelectronics
Intel	Texas Instruments
LG Semiconductor	Toshiba Corporation
Micronas	Zoran Corporation
Mitsubishi Electric Corporation

Licensee Sales Support

        To implement our licensing sales strategy within our identified vertical markets, we have established a direct sales force and a worldwide network of independent sales agents. In North America, we employ a direct sales force to market our portfolio of audio and voice technologies to the OEM community. Internationally, we maintain support offices in the Czech Republic, Japan, Hong Kong and Korea to support our multi-national OEM customers. We actively promote the use of our trademarks and logos and direct customers to prominently display the appropriate SRS technology logo on products, packaging and in advertising. We work closely with our licensees to enhance their success in selling finished products and semiconductor products that incorporate our technologies through a variety of licensee support programs. These programs include engineering support, sales training, tradeshow support, press support, customized marketing materials and corporate communications. Our corporate communications program includes press releases, advertising, industry conferences and corporate newsletter dissemination to our customers around the world, primarily through e-mail. We use the Internet to provide easy-to-use audio technology demonstrations for those technologies that can be appropriately demonstrated on the World Wide Web. We conduct in-person technology demonstrations or presentations for the press and other companies to promote our technologies and products.

        We also regularly participate in tradeshows and conferences to increase awareness of our technologies and to market our technologies and products. We work closely with our licensees and Chip Partners to actively explore additional opportunities to place our technologies in new products and/or markets.

SRS Labs' Speaker Products

        In January 2003, we unveiled a line of speakers based on proprietary flat panel designs. Throughout the year, we focused on building relationships in the retail network but by the third quarter of 2003, we decided to no longer emphasize this business and focus our sales and marketing efforts on higher margin licensing revenue. The revenues from this segment in 2003 were minimal and we expect that it will continue to account for an insignificant portion of revenue for the year ended December 31, 2004 as we sell off the existing inventory of manufactured speaker products.

SRSWOWcast

        Through our SRSWOWcast segment, we develop, license and sell professional hardware and software products and consumer software plugins that feature our SRS audio technologies.

        In 1999 we established SRSWOWcast as an entertainment portal with original Internet programming, syndicated programming and as a demonstration platform for SRS audio technologies. In 2001, we revised our business strategy in order to focus on the licensing of our audio and voice enhancement technology solutions for Internet audio, online radio and traditional broadcast applications, such as television, radio, cable and satellite.

        During 2003, we concentrated on marketing Circle Surround technology to the radio and television broadcast and professional audio communities and developing additional hardware and software products to support these markets. Our line of professional hardware and software tools provide the most flexible solutions for enhancing content, correcting common problems that occur in audio chains, and delivery of multichannel surround sound over existing stereo carriers. Products available by the end of 2003 include: SRS CSE-07 Circle Surround[nc_cad,176] Reference Encoder; SRS CSD-07 Circle Surround Reference Decoder; SRS BSP-02 Broadcast Stereo Processor; SRS BPP-02 Broadcast Phase Protector; SRS BAP-02 Megawide Processor; and SRS Circle Surround VST Pro software plug-in. These products are sold directly to professional customers, as well as available from selected dealers and distributors servicing the professional audio and broadcast communities.

        By the end of 2003, Circle Surround encoding had made inroads to many of Hollywood's most influential creative talent and professional broadcasters. It is the optimum surround solution for television because it enables any network currently broadcasting in stereo to now deliver up to 6.1 surround sound to its viewers with no change to the distribution or broadcast infrastructure. Current broadcasters include ABC, CBS, NBC, ESPN, ESPN 2, ESPN HD, FOX, FX, TNT, PBS and over two dozen programs including the 2003 Latin Grammy Awards, 55th Annual Prime Time Emmy Awards, X Games, NFL and NBA broadcasts. Some of the new 2003 fall television shows launched with Circle Surround included "It's all Relative" on ABC, "A Minute with Stan Hooper," "Run of the House," and "Luis" on FOX.

        We did not generate significant revenue from the sale of professional hardware equipment in 2003 and the outlook for significant revenue generation remains unproven but an important element of our strategy for entering the broadcast and television recording market is leveraging the SRS brand name. Many of our broadcast partners display the SRS and Circle Surround logos at the beginning and the end of each Circle Surround-encoded telecast. This increased visibility to millions of television viewers continues to reinforce the branding of the SRS name as a premier audio technology and provider.

Consumer Hardware and Software Products

        Through our SRSWOWcast division, we also develop and market hardware and software products for consumers that feature our SRS audio technologies.These products are sold exclusively online through our e-commerce site, www.wowthing.com.

        The WOW Thing is a small processor that can be installed between speakers or headphones and the sound card or CPU of most personal computer systems. It enhances the sound quality of CDs as well as digitally compressed audio, which is downloaded or streamed over the Internet. During 2003, we continued to market our remaining inventory to consumers online. The CS II Plug-in for the Windows Media Player was also made available in 2003. Developed exclusively for the Windows Media Player, our CS II plug-in delivers a full 5.1 surround sound experience for stereo & mono music, videos and streaming audio. Revenue from the sale of these products is insignificant but gives us a valuable demonstration platform to showcase our audio technologies.

Valence

Description of Business

        Our Hong Kong-based subsidiary, Valence, is a fabless semiconductor company that designs, develops and markets custom and proprietary analog, digital and mixed signal integrated circuits. These products address a wide range of applications in the consumer electronics, portable audio, telecommunications and personal computer markets.

        Valence operates primarily in two different areas: the design and sale of custom chips and standard IC semiconductor solutions; and the distribution of semiconductors and components. Consistent with our strategy to focus on high margin business opportunities, Valence has been gradually phasing out the component distribution area of their business, which has historically provided significant top line revenue but very low margins. Concentrating sales, engineering and marketing efforts on the high margin custom semiconductor design and semiconductor sales businesses have contributed to a decrease in overall revenue but resulted in improved margins and financial performance.

Design and Sale of Semiconductor Solutions and IP Licensing

        Established in 1985, Valence has over 18 years of experience in the design and sale of integrated circuits and markets these products in two categories: (a) custom application specific ICs ("ASICs") for specific OEM customers, and (b) standard ICs marketed under their own brand name, ASP

Microelectronics ("ASP"). As of the end of 2003, approximately 43 engineers supported our IC design capabilities, which for the past six years have been awarded one of the Hong Kong Industry's (HKITCC) Technology Achievement Awards.

        Our custom ASIC customers include the Asia-based manufacturing facilities for consumer electronics, telecommunications and personal computer manufacturers headquartered in North America, Europe and Asia Pacific. Custom ASIC projects include: single chip for LED/LCD clock radio; RISC Processor system on a chip; singe chip PDA solution; and a variety of wireless devices, including infra red, remote controller and RF controller.

        Due to nondisclosure agreements, specific customers cannot be disclosed; but under many of the design contracts, we have negotiated to retain ownership of the specific designs. These designs form a significant library of intellectual property (IP) that can be utilized in future projects.

        Our reusable IP designs include analog and digital macro libraries, as well as the fundamental building blocks of a system-on-chip (SOC) design. We specialize in low power and low current mixed signal design projects. The conversion of the many technologies and processes usually contained on an application board, such as gate arrays, TTLs, ROMs, RAMs, analog to digital converters and MCUs, into one single ASIC chip is the trend for chip technology development. Our expertise in this type of integrated design work allows us to offer our customers a shorter development cycle, smaller die size and faster turnaround time for final production, which strengthens our relationships with our customers and helps us retain our competitive advantage in the important manufacturing region of Asia Pacific. We outsource the manufacturing of these ASICs to a network of fabrication partners throughout Asia Pacific, including Chartered Semiconductor, Samsung, Toshiba Semiconductor and Tower Semiconductor Limited in Israel. Our extensive network of fabrication partners allows us to remain competitive and minimizes our risk.

        In addition to performing contract design work, we also design, produce and sell standard ICs in the burgeoning China manufacturing market under the ASP Microelectronics brand name. China's demand for semiconductors was estimated at US $28 billion in 2002, as reported at the Chinese IC Design Forum in October 2003. Our target customers for this segment are the original design manufacturers ("ODMs") and OEMs of a variety of television applications, including LCD, Projection, CRT and plasma televisions, as well as automotive, portable audio and personal computer equipment. Our chip product offerings include a digital timing system (DTS) controller for portable radio; remote fan controller; a universal serial bus ("USB") 1.1 memory controller; a single chip PDA reduced instruction set computer ("RISC") processor; low an electronic shock protection controller for digital compact disk ("CD"); a liquid crystal display ("LCD") driver; a 16-bit and 24-bit DSP as well as 4-, 8-, and 16-bit micro-controllers for applications in DVD players, set-top box receivers, audio/video equipment, telecommunication and game equipment, MP3 players, televisions and mini and micro stereo hi-fi systems. The products created are based upon management's analysis of trends in the market, knowledge gained from long standing relationships with customers and overall business experience. Many of these products are developed by capitalizing upon Valence's extensive custom design libraries, advanced mixed signal design technologies, system level expertise, software knowledge and a deep understanding of customer requirements.

        In 2002, Valence began development work on audio processor ICs based on SRS audio, voice and surround sound technologies targeting the high growth, mass volume consumer electronics products, such as boom boxes, televisions, LCD monitors and surround headphones. Samples of the first generation analog ICs incorporating SRS audio technologies were released to the market during the fourth quarter of 2002. By the end of 2003, a wide variety of SRS audio chip products had been developed and released including: universal processors combining SRS audio technologies with standard audio functions such as volume, tone and level, as well as stand alone, low voltage audio processors with SRS WOW, SRS Dialog Clarity and SRS TruBass.

        Our experience and knowledge in mixed signal design has also enabled us to develop powerful 16- and 24-bit high speed DSPs with low power consumption and high performance features using deep sub-micron technology down to 0.18 microns. This DSP core technology will enable us to optimize SRS audio solutions that are applicable to new digital product applications for telecommunications, audio/video and Internet appliances.

Components

        As previously announced during 2001, we continued to decrease our emphasis on the low margin distribution businesses, which resulted in minimal revenue from this segment. We expect future revenues to be immaterial, therefore, we will not continue to break out this segment.

Backlog

        Backlog is applicable only to our Valence operating unit. Sales at Valence are primarily made pursuant to standard purchase orders for the delivery of ASIC, IC and component products. Order quantities and delivery schedules are frequently changed to reflect product availability, scheduling at our fabrication partner facilities or changes in our customers' needs. Customer orders can be canceled or rescheduled without significant penalty to the customer. Accordingly, our backlog at any particular date is not representative of actual sales for any succeeding period, and we therefore believe that backlog is not generally a good indicator of future revenue. As of December 2003 and 2002, the backlog of orders for ASIC and IC products to non-affiliated parties was $2,204,991 and $2,051,267, respectively. As of December 2003 and 2002, the backlog of orders for components was $14,310 and $82,338, respectively. We expect that all or a substantial amount of the current backlog of orders for 2003 will be completed in 2004.

Research and Development

        Our customers compete in markets that are characterized by rapidly changing technology and continuous improvement in products and services. Our research and development expenditures in 2003, 2002, and 2001 were approximately 28.9%, 30.6% and 27.0% of total operating expenses respectively. These expenses consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies.

        As of December 31, 2003, we had 57 employees in our R&D group representing 51% of our total human resources. Our software, hardware and application engineers focus on developing intellectual property, technology solutions and consumer products. Fourteen engineers are based in the U.S. with the remainder based in Hong Kong.

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

        In the field of 3D audio enhancement, we compete directly with other audio providers, including Qsound, Spatializer, Aureal, and BBE Sound. We believe that our bass enhancement technology, TruBass, competes directly with several technologies, including MaxxBass from Waves, Ltd, Vi.B.E from Spatializer, and non-proprietary bass systems, such as Bass Boost, that are included on a variety of electronics products, including audio systems, televisions, boom boxes and speaker products. Because our audio enhancement techniques work with any existing recorded material whether mono, stereo or surround sound, most of our audio enhancement technologies, including SRS 3D Sound, SRS FOCUS, SRS TruBass, and SRS Dialog Clarity, can be used either as an alternative or as a complement and enhancement to almost any competing audio technology.

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

        Several technologies within our surround sound portfolio, including TruSurround, TruSurround XT, Circle Surround and Circle Surround II, compete directly with a variety of technologies from Spatializer, Qsound, Dolby Laboratories and DTS, Inc. These competing processes include: Dolby ProLogic™ and ProLogic II, which are analog, surround sound systems that can encode surround content as well as decode up to 5.1 channels of surround sound from mono or stereo; Dolby Digital (AC-3) and Dolby Digital EX, that encode a six channel digital sound track on a movie print and decode six channels of digital audio in a consumer electronics device; Dolby Virtual Speaker, which processes the multichannels of Dolby Digital or Dolby Surround over just two channels, creating a virtual surround sound experience; DTS[nc_cad,176], which uses CDs to reproduce six channels of digital sound synchronized with a movie print and decodes the six channels of sound in a consumer electronics device; DTS NEO 6, which decodes up to 6.1 channels of surround sound from mono or stereo; and N-2-2™ from Spatializer, which processes the multichannels of surround sound over two speakers.

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

Valence

        The Asia Pacific semiconductor industry is dominated by several major suppliers, such as Motorola, National Semiconductor and Texas Instruments. These established semiconductor companies usually do not offer custom design services to manufacturers and will only do so if the number of semiconductors required by such manufacturers is very large. Instead, they supply standard IC products to their customers. We do occasionally compete with smaller design houses in Japan, Taiwan or Korea, such as Sunplus, but most of these houses are focused on standard semiconductor chip categories, such as random access memory, micro-controller and other non-proprietary functional processes.

        We believe that our ASIC team is more flexible in its strategy of designing new products, as well as more responsive in the service provided to clients. With 18 years of experience in the Asian Pacific semiconductor market, our large accumulated design IP library can be reused for different designs and can support shorter chip development cycle and a lower chip cost. Using our proprietary software, many of our designs can be re-targeted for different foundries and processes, which allows us to reduce risk and cost. We have a strong in-house testing capability, using state-of-the-art software and hardware development tools. We also believe that our expertise in local business practices and a strong franchise of relationships with clients gives us a competitive advantage over newcomers to the industry or the large multi-national firms.

        Our ability to develop standard ICs that incorporate SRS audio technologies has opened up new chip sales opportunities, but could in the future cause channel conflict with our network of SRS technology semiconductor partners. Our objective is to minimize this conflict by concentrating our design and sales efforts on chip products for markets and product applications that are underserved by our existing semiconductor partners.

        The markets in which we sell our products are also subject to extreme price competition. Accordingly, we expect to continue to experience declines in the selling prices of our products over the life cycle of each product. In order to offset declines in the selling prices of its products, we must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts and other savings negotiated with our manufacturing subcontractors. Since we do not operate our own manufacturing facilities with respect to ASICs, products or components, it may not be able to reduce its costs as rapidly as competitors who perform their own manufacturing. Our ability to design and introduce, in a timely manner, lower cost versions of existing products or higher gross margin new products, or to successfully manage our manufacturing subcontractor relationships could have a material adverse effect on our gross margins.

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

        Our strategy for protection of our trademarks identifying the various SRS technology solutions is commensurate with our strategy for obtaining patent protection. Specifically, we routinely file U.S. federal and foreign trademark applications for the various word names and logos used to market our technology solutions to licensees and the general public. The duration of the U.S. and foreign registered trademarks can typically be maintained indefinitely, provided proper maintenance fees are paid and trademarks are continually used or licensed by us.

Seasonality

        Due to our dependence on the consumer electronics market, we experience seasonal fluctuation in sales and earnings. In particular, we believe that the licensing business experiences seasonality relating to the Christmas season in the fourth quarter, and the semiconductor business located in the Asia Pacific region experiences seasonality related to the Chinese New Year in the first quarter. We are moving toward diversifying our key market segments in the consumer electronics industry in an effort to even out our seasonal fluctuation.

Employees

        We employed 112 persons as of December 31, 2003, including 23 in finance and administration, 57 in R&D, engineering and product development and 32 in sales and marketing. Of the aggregate number of employees, 69 are employed by Valence and are located overseas. None of our employees are covered by a collective bargaining agreement or are presently represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Item 1A. Executive Officers of the Registrant

Name	Age	Position
Thomas C.K. Yuen	52	Chairman and Chief Executive Officer
Janet M. Biski	48	Chief Financial Officer, Treasurer and Secretary
Philip C. Maynard	49	Executive Vice President and Chief Legal Officer
Theodore A. Franceschi	46	Executive Vice President of Licensing and General Manager
Alan D. Kraemer	53	Executive Vice President of Technology and Business Development
Jennifer A. Drescher	39	Vice President of Corporate Communications
David M. Lanthier	43	Vice President of Strategic Marketing

Thomas C.K. Yuen

        Mr. Yuen has served as chairman, chief executive officer and director of SRS Labs since January 1994. Prior to joining SRS Labs, Mr. Yuen co-founded Irvine-based AST Research, Inc. in 1981. He served as AST's co-chairman and chief operating officer. Under his leadership, AST became a Fortune 500 company in 1991 and its stock was named the Best Performing NASD Stock of 1991. Mr. Yuen departed AST in 1992 and focused his efforts on investing in new projects. Before co-founding AST, he held various engineering and project management positions with Hughes Aircraft Company, Sperry Univac and Computer Automation. Yuen was born in Shanghai, China and raised in Hong Kong. He received his Bachelor of Science Degree in Electrical Engineering from University of California, Irvine in 1974 with School Honors. He is also an Honorary Professor of China Nationality University in Beijing. Mr. Yuen is the recipient of several awards from University of California, Irvine, including the UCI Medal in 1990; the outstanding Engineering Alumni Award in 1987 and the Distinguished Alumnus Award in 1986. He was named one of the top 25 executives of the computer industry by the Computer Reseller News Magazine in 1988 and 1991. In 1997, Mr. Yuen received the Director of the Year award from the Orange County Foundation of Corporate Directors.

Janet M. Biski

        Ms. Biski has served as Chief Financial Officer, Treasurer and Secretary of the Company since December 2002. Previously, she was a founder and served as Chief Financial Officer and VP of Operations for AccentCare, Inc. from April 1999 to December 2002. During that time, the Company successfully completed 15 acquisitions and grew revenues to approximately $100M. Previous to AccentCare, she served as Vice President, Chief Financial Officer, Secretary and Treasurer of SRS Labs from 1994 to 1999. Ms. Biski was involved with SRS Labs in the early start-up phase and led the company through the successful completion of its initial public offering. While at SRS Labs, Ms. Biski participated in several acquisitions of technologies as well as the acquisition of its wholly-owned subsidiary in Hong Kong. Prior to SRS Labs, Ms. Biski was a regional controller for Fujitsu Business Systems, and held various financial management positions at IBM/ROLM. Ms. Biski has BS in Accounting from the State University of New York, and is a Certified Public Accountant in the State of California.

Philip C. Maynard

        Mr. Maynard has served as Executive Vice President and Chief Legal Officer of SRS Labs since March 2004. Prior to joining the company, he was Of Counsel with the law firm Stradling, Yocca, Carlson & Rauth. From 1997 to 2000, he was general counsel for Wonderware Corporation, a leading developer of industrial automation software solutions. Wonderware was acquired by Invensys plc in 1998, and from 2000 through 2002 he served as Vice President and Division General Counsel of Invensys Software Systems, a newly created division of Invensys plc. From 1994 to 1997, Mr. Maynard served as Vice President, Secretary and General Counsel for National Education Corporation, an NYSE-traded provider of educational products and services.

Theodore A. Franceschi

        Mr. Franceschi has served as Executive Vice President of Licensing and General Manager since May 2003. Prior to that he served as Executive Vice President of Sales and Marketing since the third quarter of 2002, and EVP of Sales upon joining the company in January 2002. Prior to joining the Company, Mr. Franceschi served as Chief Operating Officer of BTI, a fabless RFIC company from December 2000 to November 2001. Prior to his service at BTI, Mr. Franceschi served as the Senior Vice President of Business Development for Toshiba America Electronic Components, the North American sales, marketing and engineering arm of Toshiba's semiconductor and electronic components operations. His employment with TAEC began in 1981 and spanned a variety of senior executive management assignments throughout the company.

Alan D. Kraemer

        Mr. Kraemer has served as Vice President of Engineering of the Company since April 2000, and prior thereto, as Director of Engineering of the Company since February 1994. In addition, Mr. Kraemer has served as President of Sierra Digital Productions, Inc., a compact disc production and recording company, since August 1989. Prior to joining the Company, Mr. Kraemer also served as President of Engineering of De LaRue Printrak, a manufacturer of automatic fingerprint identification systems from January 1989 to December 1989. Prior thereto, Mr. Kraemer served as Vice President of Engineering for AST Research, a personal computer manufacturer. Mr. Kraemer also served as Vice

President of Engineering with Point4 Data Corporation from May 1986 to December 1986, and as Director of Software Engineering of Northrop Electronics from May 1984 to May 1986.

Jennifer A. Drescher

        Ms. Drescher has served as Vice President of Corporate Communications since December 2002 and previously served as Vice President of Marketing for SRS Labs from December 2001. She previously served as Vice President of Marketing for the company's majority-owned Internet and broadcast subsidiary, SRSWOWcast Technologies from December 1999-2001. Ms. Drescher was SRS Labs' first employee joining at the Company's inception and working as Director of Marketing for SRS Labs until the formation of SRSWOWcast Technologies. Prior to joining SRS Labs, Ms. Drescher's career has included various senior level marketing, public relations and operational positions with audio technology licensing and products companies.

David M. Lanthier

        Mr. Lanthier has served as Vice President, Strategic Marketing since May 2003. Prior to joining the Company, Mr. Lanthier was a marketing consultant to the Company from October 2002 to May 2003. From January 2001 to May 2002 Mr. Lanthier was Vice President, Marketing for Betheltronix, ("BTI") a fabless radio frequency integrated circuit company. Prior to BTI, he served as Vice President, Business Development for Toshiba America Electronic Components, Inc. ("TAEC") semiconductor division. His employment with TAEC began in 1983 and covered a variety of sales and marketing responsibilities in semiconductors and electronic components.

Item 2. Properties

        Our worldwide headquarters are located in Santa Ana, California, in a 23,400 square foot facility consisting of office and warehouse space. We lease the facility from Daimler Commerce Partners, L.P. (the "Partnership"), an affiliated partnership. The general partner of the Partnership is Conifer Investments, Inc. ("Conifer"). The sole shareholders of Conifer are Thomas C.K. Yuen and Misako Yuen, as co-trustees of the Thomas Yuen Family Trust (the "Trust"), and the executive officers of Conifer include Mr. and Mrs. Yuen. Mr. and Mrs. Yuen, as co-trustees of the Trust, also beneficially own a significant amount of our outstanding shares of common stock. Mr. Yuen is our Chairman of the Board and Chief Executive Officer.

        Pursuant to the lease agreement with the Partnership, we lease all 23,400 square feet of space at the above-referenced facility. The lease is for a term of three years, which commenced June 1, 2002 and is scheduled to expire on May 31, 2005. At the time of expiration, we will have an option to renew the lease, under similar terms and conditions, for three additional years commencing on June 1, 2005 and terminating on May 31, 2008. We paid the Partnership rent of $208,260 during 2003, $198,900 during 2002, and $182,520 during 2001. The terms and conditions of the lease are competitive based on a review of similar properties in the area with similar terms and conditions.

        For the majority of 2003, Valence's principal operations were conducted at two leased facilities in Hong Kong. The principal executive offices were located in Kowloon Tong, Hong Kong in a 5,887 square foot office facility under a lease, which expired in August 2003. Valence's other principal office, which houses it's R&D division is located in Kwun Tong, Kowloon, Hong Kong, in a 9,918 square foot office facility under a lease, which expired in December 2003. Pursuant to these leases, we paid rent of $330,826 during 2003, $256,542 during 2002 and $301,686 during 2001.

        In November 2003, Valence renewed its lease in Kwun Tong and leased an additional 6,682 square feet to house its executive offices, which it relocated from Kowloon Tong in December 2003. The two leases for the above referenced facilities will expire in November 2006, at which time Valence can negotiate renewal agreements. To the extent that management is unable to reach such agreements, it believes that it will be able to secure comparable space at reasonable rates.

        Our worldwide headquarters house personnel responsible for the development of our technologies, including SRSWOWcast, as well as the administration of the license program, while the Valence facilities are used in connection with the design and marketing of ASICs, ICs and the sale of consumer electronic products and components. We believe that our current facilities are adequate to support our current requirements.

Item 3. Legal Proceedings

        From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of the date of this Annual Report on Form 10-K, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market for Common Stock

        Our common stock, par value $0.001 per share (the "Common Stock"), trades on the Nasdaq Stock Market as a National Market System Security under the symbol SRSL. The table below reflects the high and low sales prices of the Common Stock as reported by The Nasdaq Stock Market, Inc. for the periods indicated.

	High	Low
Fiscal 2003
First Quarter	$3.23	$2.05
Second Quarter	$4.92	$2.10
Third Quarter	$6.19	$3.60
Fourth Quarter	$11.00	$5.20
Fiscal 2002
First Quarter	$5.05	$2.54
Second Quarter	$2.95	$1.87
Third Quarter	$3.50	$2.25
Fourth Quarter	$3.48	$1.80

        At March 15, 2004, the last sale price of the Common Stock was $9.20 per share.

Holders

        At March 15, 2004, there were 429 stockholders of record.

Dividend Policy

        We have never paid cash dividends on the Common Stock. We currently intend to retain our available funds for future growth and, therefore, we do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following equity compensation plans have been approved by our stockholders: the SRS Labs, Inc. Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1993 Plan"), the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the "1996 Plan"), and the SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors' Stock Option Plan (the "Non-employee Directors Plan"). We do not have any equity compensation plans other than those approved by our stockholders, with the exception of one-time grants of warrants or options made by the Board of Directors from time to time.

        The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2003.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	5,457,835	(1)(3)	$3.99	2,888,276	(2)

(1)
Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 117,181 shares under the 1993 Plan, 5,205,654 shares under the 1996 Plan and 135,000 shares under the Non-employee Directors Plan.

(2)
Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 2,523,276 shares under the 1996 Plan and 365,000 shares under the Non-employee Directors Plan.

(3)
No options have been granted under the 1993 plan since June 7, 1996. The 1993 plan expired on December 10, 2003.

Item 6. Selected Financial Data

        The following table sets forth selected financial data of the Company for the fiscal years ended December 31, 2003, 2002, 2001, 2000 and 1999, which has been derived from our consolidated audited financial statements. In 2003, we condensed our revenues to three major categories: semiconductor, licensing and other. Revenue information for 2002, 2001, 2000 and 1999 previously five categories has been restated to conform to the current year presentation. The following information should be read in conjunction with Item 7. Management's Discussion and Analysis and Results of Operations—Liquidity and Capital Resources and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands except per share data)
Revenues:
Semiconductor	$10,491	$9,780	$5,647	$10,168	$15,247
Licensing	8,822	8,097	4,973	2,930	3,378
Other	501	127	4,811	14,874	17,171

Total revenues	19,814	19,002	15,431	27,972	35,796
Cost of sales	4,056	4,754	6,704	16,611	22,003

Gross margin	15,758	14,248	8,727	11,361	13,793
Operating expenses
Sales and marketing	5,487	4,626	4,475	6,355	5,148
Research and development	4,264	4,189	3,576	4,151	4,142
General and administrative	5,053	4,890	5,167	10,357	6,932
Non-cash stock issuance cost	—	—	—	3,112	—

Total operating expenses	14,804	13,705	13,218	23,975	16,222

Income (loss) from operations	954	543	(4,491)	(12,614)	(2,429)
Other income, net	538	774	797	1,180	735
Minority interest	5	78	193	250	—

Income (loss) before income tax expense	1,497	1,395	(3,501)	(11,184)	(1,694)
Income tax expense	1,038	589	377	325	50

Net income (loss)	$459	$806	$(3,878)	$(11,509)	$(1,744)

Net income (loss) per common share:
Basic	$0.04	$0.06	$(0.31)	$(0.93)	$(0.15)

Diluted	$0.03	$0.06	$(0.31)	$(0.93)	$(0.15)

Weighted average number of shares used in the calculation of net income (loss) per common share:
Basic	13,033	12,648	12,630	12,379	11,696
Diluted	14,421	12,862	12,630	12,379	11,696
Balance sheet data:
Working capital	$12,335	$14,401	$19,615	$21,914	$10,953
Total assets	31,491	29,307	28,263	41,569	39,101
Short-term debt and current portion of long-term obligations	—	—	—	8,000	8,000
Stockholders' equity	27,950	25,282	24,536	28,303	25,040

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

Overview

        SRS Labs is a leading developer and provider of audio, voice and surround sound technology solutions, application specific integrated circuits ("ASICs") and standard integrated circuits ("ICs") for the home theater, gaming, portable audio, mobile phone, computer, automotive and broadcast markets. We operate our business through three operating units: SRS Labs, the parent company; its wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies ("SRSWOWcast"); and its wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited's wholly-owned subsidiaries (collectively "Valence"). As discussed herein, SRS Labs, SRS, the "Company," "we" or "our" means SRS Labs, Inc. and its wholly-owned subsidiaries.

        We operate in the following five business segments:

SRS Labs

        Licensing:    Our licensing segment develops and licenses audio enhancement, voice and surround sound technologies to many of the world's leading manufacturers of hardware and software products as well as semiconductor solution providers. Licensing revenues comprised 45%, 43%, and 32% of total consolidated revenues in fiscal 2003, 2002 and 2001, respectively.

        Speaker Products:    Our product segment develops and markets consumer speaker products that incorporate proprietary audio and speaker technologies. Product revenues comprised less than 1% of total consolidated revenues in fiscal 2003, 2002 and 2001.

SRSWOWcast

        Professional and Consumer Audio Products:    Our professional and consumer audio products segment develops and markets professional software and hardware products and consumer software plugins that incorporate proprietary audio enhancement, voice and surround sound technologies. Revenue from this segment comprised of 1% of total consolidated revenues in fiscal 2003 and less than 1% of total consolidated revenues in fiscal 2002 and 2001.

Valence

        Semiconductor:    Our semiconductor segment designs, develops and markets technology solutions in the form of analog and digital signal processor ("DSP") semiconductor products or custom ASIC solutions to original equipment manufacturers ("OEMs") around the world. Semiconductor revenues comprised 53%, 52% and 37% of total consolidated revenues in fiscal 2003, 2002, and 2001 respectively.

        Component Distribution:    Our component distribution segment is an authorized, non-exclusive distributor of semiconductor components, subassemblies and finished goods for selected OEM customers. Component distribution revenues comprised 1%, 5% and 30% of total consolidated revenues in 2003, 2002 and 2001 respectively. We are no longer emphasizing this business due to our decision to focus on higher margin revenue and we expect future revenue to be immaterial to our total business, therefore we will not continue to break out this segment.

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

        The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the matters that are inherently uncertain. Our most critical accounting estimates include valuation of accounts receivable, which impacts operating expenses; valuation of inventory, which impacts gross margin; valuation of intangible assets and capitalization of software, which primarily impacts operating expenses when we impair assets or accelerate their depreciation; and recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Accounts Receivable

        We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer's current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon specific customer circumstances, current economic trends, historical experience and the age of past due receivables. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Unanticipated changes in the liquidity or financial position of our customers may require additional provisions for doubtful accounts.

Inventory

        Inventory is stated at the lower of cost or net realizable value. We periodically assess our inventory for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventory based on backlog, product pricing, the ability to liquidate or sell older inventory, and the impact of introducing new products. If actual market conditions or our customer's product demands are less favorable than those projected, additional provisions may be required.

Intangible Assets & Capitalization of Software

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", we assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. For fiscal 2003, an independent valuation of goodwill and other intangibles was performed. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our adoption of SFAS 142. However, no assurances can be given that future evaluation of goodwill will not result in charges as a result of future impairment.

        Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," we capitalize software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided that capitalized amounts will be realized over a period not exceeding five years. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized to cost of sales using the straight-line method on a product-by-product basis over the estimated life, which is generally three years. To the extent that amounts capitalized for R&D become impaired due to a decline in demand or the introduction of new technology, such amounts will be written-off. All other research and development expenditures are charged to research and development expense in the period incurred.

Income Taxes

        In preparing our consolidated financial statements, we go through a process to estimate our income taxes in each of the countries in which we operate. The process includes an assessment of the current tax expense, the results from tax examinations and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheet. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or SFAS 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the reliability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2003, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on certain deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry forward period available under the tax law, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in either a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Results of Operations

        The following table sets forth certain consolidated operating data as a percentage of total revenue for the years ended December 31, 2003, 2002, and 2001:

Percentage of Total Revenue

	Years Ended December 31,
Revenues:
	2003	2002	2001
Semiconductor	53%	52%	37%
Licensing	45	43	32
Other	2	5	31

Total revenues	100	100	100
Cost of sales	20	25	43

Gross margin	80	75	57
Operating expenses
Sales and marketing	28	24	29
Research and development	22	22	23
General and administrative	25	26	34

Total operating expenses	75	72	86

Operating income (loss)	5	3	(29)
Other income, net	3	4	5
Minority interest	0	0	1

Income (loss) before income taxes	8	7	(23)
Income tax expense	6	3	2

Net income (loss)	2%	4%	(25)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

        Total revenues for fiscal 2003 were $19,813,780 compared to $19,001,793 in fiscal 2002, an increase of $811,988 or 4.3%. Semiconductor revenues were $10,490,935 in fiscal 2003 compared to $9,779,712 in fiscal 2002 an increase of $711,223 or 7.3%. Semiconductor sales consist of two categories: (a) custom application specific ICs ("ASICs") for specific OEM customers, and (b) standard ICs marketed under the brand name, ASP Microelectronics ("ASP"). The increase in semiconductor revenue in 2003 was due to expansion of Valence's ASIC customer base, increased design wins in ASIC and new ASP chip offerings, many of which include SRS technologies. In 2003, ASIC sales accounted for 76% and ASP sales accounted for 24% of semiconductor revenues compared to 86% and 14% respectively in 2002.

        Licensing revenues were $8,822,357 in fiscal 2003 compared to $8,097,394 in fiscal 2002, an increase of $724,963 or 9.0%. This increase was attributable to the sales growth of home entertainment products such as DVD players and portable products such as mobile phones and MP3 players that incorporate our technologies. The major component of our licensing revenues is from the home theater market. Our strategy is to diversify our licensing revenue among five major markets: home theater, mobile phone/voice communications, portable audio, personal computer, and automotive. Although, we have started to demonstrate success in our diversification strategy in 2003, we still expect the home theater market to continue to be a significant component of total licensing revenue. In fiscal 2003, 81% of licensing revenue was derived from the home theater market which includes televisions, DVD players and set-top boxes; 6% of revenue was attributable to mobile phones and voice communications; 5% of revenue was attributable to portable audio devices which include MP3 players; and the remaining 8% was other products including PCs and car audio. In fiscal 2002, 93% of licensing revenue was derived from home theater; 2% from mobile phones and voice communications; 1% from portable and wireless; and 4% from other.

        Component distribution revenues were $221,447 in fiscal 2003 compared to $997,857 in fiscal 2002 a decrease of $776,410 or 77.8%. This decrease was due to our decision to focus on higher margin semiconductor and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues were $9,720 in fiscal 2003 compared to $56,961 in fiscal 2002 a decrease of $47,241 or 82.9%. This decrease was due to the decreased on-line merchandising of the SRS products. Revenues generated by our Internet and broadcast based business were $269,322 in fiscal 2003 compared to $69,869 in fiscal 2002, an increase of $199,453 or 286%. The increase in revenues resulted from the increased sales of professional hardware equipment containing our Circle Surround technology to the broadcast market.

Gross Margin

        Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margins are dependent on the mix of products sold, services provided and royalties earned. The gross margin percentage for fiscal 2003 increased to 79.5% as a percentage of total revenues as compared to 75.0% for fiscal 2002. The increase in gross margin was primarily due to a favorable mix as we focused the revenue base towards higher margin semiconductor and licensing revenues and away from lower margin component distribution.

        Gross margins for the semiconductor business for fiscal 2003 were 64.9% compared to 64.1% in 2002. Semiconductor revenues accounted for 53% of total revenues in fiscal 2003 compared to 52% in fiscal 2002. Gross margins for the licensing business for fiscal 2003 were 99.6% compared to 99.2% in 2002. Licensing revenues accounted for 45% of total revenues in fiscal 2003 compared to 43% in fiscal 2002. Gross margins for other revenues for fiscal 2003 were 32.9% compared (5.2)% in 2002. Other revenues accounted for 2% of total revenues in fiscal 2003 compared to 5% in fiscal 2002. The increase in gross margins for other revenues resulted from our shift away from the component distribution business into developing and selling professional products for the broadcast market. We expect gross margins in 2004 to be in a range consistent with those achieved in 2003, however, gross margins may fluctuate in future quarters depending on the mix of products sold and services provided, royalties earned, competitive pricing, new product introduction costs and other factors.

Sales and Marketing

        Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, sales consultant fees and related expenses and product promotion costs. For fiscal 2003, sales and marketing expenses were $5,487,159 or 27.7% of total revenue compared to $4,625,833 or 24.3% of total revenue for fiscal 2002. The increase of $861,326 or 18.6% is attributable primarily to investments in branding and promotion of our technologies and products in new markets designed to increase future revenues, co-promotional activities with our licensees and relocation of our sales and marketing offices in Hong Kong. We believe sales and marketing expenditures will continue to be a significant component of operating costs in the future to increase brand awareness and promote the adoption of our technology in new and existing markets. Whether such expenses increase or decrease, as a percentage of total revenues will be substantially dependent upon the rate at which our revenues change.

Research and Development

        Research and development expenses consist of employee related expenses and expenses of consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies. For fiscal 2003, research and development expenses were $4,263,682 or 21.5% of total revenue compared to $4,189,379 or 22.0% of total revenue for fiscal 2002. The increase of $74,303 or 1.8% is primarily attributable to the addition of research and development personnel in the last quarter of 2003. This increased research and development headcount has resulted in the completion of the design of several new products including WOW XT for mobile technology suite. Since the personnel were substantially added in the fourth quarter of 2003, we expect that research and development expenses will increase in absolute dollars in future periods. We expect that research and development will continue to be critical to our business as we introduce new products, but such expenses will fluctuate as a percentage of revenue due to change in sales volume.

General and Administrative

        General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property, and general corporate purposes, professional fees and various other administrative costs associated with being a public company. For fiscal 2003, general and administrative expenses were $5,053,387 or 25.5% of total revenue compared to $4,889,484 or 25.7% of total revenue in fiscal 2002. The increase of $163,903 or 3.4% was primarily attributable to additions to infrastructure and personnel for management of our foreign operations, increased professional fees and public company expenses. We expect general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our associated costs, but such extremes will fluctuate as a percentage of revenues due to changes in sales volumes.

Other Income, Net

        Other income, net consists primarily of interest income, realized gains and losses on the sale of investments and foreign currency transaction gains and losses at Valence. Other income, net was $538,278 in fiscal 2003 compared to $774,125 in fiscal 2002, a decrease of $235,847 or 30.5%. Other income, net was higher in fiscal 2002 due to realized gains on sales of investments and higher interest income earned on investment balances.

Minority Interest

        Minority interest represents the minority shareholders' proportionate share of losses in SRSWOWcast. For fiscal 2003, minority interest was $5,430 compared to $77,708 in fiscal 2002, a decrease of $72,278 or 93.0%. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock. As a result of the exchange offer, an intangible in the amount of $640,071 was recorded and SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Provision for Income Taxes

        The income tax provision for fiscal 2003 was $1,038,463 compared to $588,333 for fiscal 2002. The higher tax expense in fiscal 2003 resulted almost entirely from taxes paid on earnings in our Hong Kong subsidiary at the tax rate of 17.5% and higher levels of foreign tax paid on licensing revenues sourced from countries requiring foreign tax withholdings. Additionally, in 2002 the Company revised estimated related to income tax payables resulting in a benefit of $882,717 in the 2002 current income tax provision. The Company had federal and state net operating loss carryforwards at December 31, 2003 of approximately $19,778,000 and $11,487,000 respectively. These net operating loss carryforwards began expiring in 2003 and will continue through 2019. In addition, the Company has federal tax credit carryforwards of approximately $362,000, which begin to expire in 2011. As of December 31, 2003, a valuation allowance of $9,284,836 has been provided based on our assessment of our future ability to realize certain deferred tax assets.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

        Total revenues for fiscal 2002 were $19,001,793 compared to $15,430,930 in fiscal 2001, an increase of $3,570,863 or 23.1%. Semiconductor revenues were $9,779,712 in fiscal 2002 compared to $5,646,724 in fiscal 2001 an increase of $4,132,988 or 73.2%. This increase was due to expansion of Valence's ASIC customer base, increased design wins and new chip offerings. Licensing revenues were $8,097,394 in fiscal 2002 compared to $4,973,584 in fiscal 2001 an increase of $3,123,810 or 62.8%. This increase was attributable to the sales growth of home entertainment products such as DVD players and other products that incorporate our technologies. Component distribution revenues were $997,857 in fiscal 2002 compared to $4,602,819 in fiscal 2001 a decrease of $3,604,962 or 78.3%. This decrease was due to our decision to focus on higher margin semiconductor and licensing revenues and de-emphasize certain lower margin distribution activities. Product revenues were $56,961 in fiscal 2002 compared to $189,820 in fiscal 2001 a decrease of $132,859 or 70.0%. This decrease was due to the decreased on-line merchandising of the WOW Thing processor box. Revenues generated by our Internet and broadcast based business were $69,869, in fiscal 2002 and $17,983 in fiscal 2001. The increase in revenues resulted from sales of professional hardware equipment to the broadcast market.

Gross Margin

        Cost of sales consists primarily of component costs, fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage for fiscal 2002 increased to 75.0% as a percentage of total revenue from 56.6% for fiscal 2001. The increase resulted primarily from our decision to focus the revenue base towards higher margin semiconductor and licensing revenues and away from lower margin component distribution. Gross margins may fluctuate in future quarters depending on the mix of products sold and services provided, royalties earned, competitive pricing, new product introduction costs and other factors.

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

Minority Interest

        At December 31, 2002 and 2001, SRS Labs owned approximately 87% of the capital stock of SRSWOWcast. Minority interest represents the minority shareholders' proportionate share of losses in SRSWOWcast. For fiscal 2002, minority interest was $77,708 compared to $193,005 in fiscal 2001, a decrease of $115,297 or 59.7%. The decrease is primarily attributable to a general reduction in expenses which resulted in decreased losses. Losses in SRSWOWcast are expected to continue as a result of expenditures exceeding revenues in an effort to support the expansion and growth of SRSWOWcast business operations. Should losses continue in SRSWOWcast, the minority interest adjustment in the consolidated statement of operations will continue to reduce the Company's net losses by the minority shareholders' proportionate share of SRSWOWcast's net losses to the extent of their investment. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all of the outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Provision for Income Taxes

        The income tax provision for fiscal 2002 was $588,333 compared to $377,519 for fiscal 2001. The higher tax expense in fiscal 2002 was primarily a result of higher levels of foreign tax on higher licensing revenues sourced from countries requiring foreign tax withholdings. Additionally, in 2002 the Company's revised estimates related to income tax payables, resulting in a benefit of $882,717 in the 2002 current income tax provision. We had federal and state net operating loss carryforwards at December 31, 2002 of approximately $18,230,000 and $11,000,000, respectively. These net operating loss carryforwards will begin to expire in 2019 and 2003, respectively. In addition, we have federal tax credit carryforwards of approximately $382,000, which will begin to expire in 2011. As of December 31, 2002, a valuation allowance of $8,087,778 has been provided based on our assessment of our future ability to realize certain deferred tax assets.

Selected Quarterly Operating Results (Unaudited)

        The following table sets forth certain quarterly summary financial data for the eight quarters in the period ended December 31, 2003. The quarterly information is based upon unaudited financial statements prepared by the Company on a basis consistent with our audited consolidated financial statements and, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. Our quarterly operating results have varied significantly in the past and are expected to vary significantly in the future. Due to rounding differences, the quarters in a given year may not add precisely to the annual numbers for that year.

	Three Months Ended
	Mar 31, 2003	June 30, 2003	Sep 30, 2003	Dec 31, 2003	Mar 31, 2002	Jun 30, 2002	Sep 30, 2002	Dec 31, 2002
	(In thousands except per share amounts)
Revenues:
Semiconductor	$1,712	$2,467	$2,884	$3,428	$1,471	$2,365	$2,946	$2,998
Licensing	2,628	1,958	1,855	2,381	1,796	1,436	2,009	2,856
Other	130	101	147	122	288	227	457	153

Total revenues	4,470	4,526	4,886	5,931	3,555	4,028	5,412	6,007
Gross margin	3,801	3,625	3,644	4,688	2,762	2,914	3,906	4,666
Operating expenses	3,748	3,451	3,393	4,212	3,459	2,750	3,261	4,235

Operating (loss) income	52	174	251	476	(697)	163	646	431
Net (loss) income	$43	$(34)	$119	$331	$(691)	$205	$596	$696
Net (loss) income per Common share:
Basic	$0.00	$0.00	$0.01	$0.02	$(0.05)	$0.02	$0.05	$0.04
Diluted	$0.00	$0.00	$0.01	$0.02	$(0.05)	$0.02	$0.05	$0.04

Liquidity and Capital Resources

        Since inception, we have financed our operations from the sale of equity securities, cash generated by operations, and short-term borrowings under revolving credit facilities. Our principal source of liquidity to fund ongoing operations at December 31, 2003 was cash, cash equivalents and long-term investments aggregating $23,285,830. At December 31, 2003, we had cash and cash equivalents of $12,795,620 and investments of $10,490,210. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA. As of December 31, 2003, cash, cash equivalents and long-term investments were $23,285,830 compared to $22,351,631 as of December 31, 2002, an increase of $934,199.

        Net cash provided by operating activities during fiscal 2003 was $807,886, resulting primarily from an increase in accounts payable offset by increases in accounts receivable, prepaids and other assets and a decrease in accrued liabilities and income taxes payable as well as certain adjustments to reconcile net income to cash used in operating activities including depreciation and amortization and deferred income taxes. Prepaids and other assets increased from $462,442 at December 31, 2002 to $1,073,696 at December 31, 2003. This increase resulted from prepayments for improvements and deposits associated with our new offices in Hong Kong and interest receivable on investments. Accrued liabilities decreased from $2,347,702, at December 31, 2002 to $1,606,069 at December 31, 2003 due to

the payment of sales commission and product promotion costs and professional fees associated with fiscal 2002. Net cash used in investing activities during fiscal 2003 was $5,157,635 resulting primarily from the purchase of U.S. government securities, purchases of furniture, fixtures and equipment and expenditures related to intangible assets offset by proceeds received from sales of our investments. Net cash provided by financing activities during fiscal 2003 was $1,424,509, reflecting the proceeds from sale of common stock pursuant to exercise of employee stock options.

        Working capital decreased from $14,401,346 at December 31, 2002 to $12,335,296 at December 31, 2003. The decrease of $2,066,050 was primarily attributable to the purchase of U.S. government securities classified as long-term investments available for sale.

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

Contractual Cash Obligations and Contingent Liabilities and Commitments

        We have contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies our expected contractual obligations and commitments subsequent to December 31, 2003:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease obligations	$774,613	$359,437	$405,647	$9,529

Total	$774,613	$359,437	$405,647	$9,529

Recent Accounting Pronouncements

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

        In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2003; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. No material entities were consolidated as a result of FIN 46.

        In April 2003, the FSAB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not to have a significant effect on the Company's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial position, results of operations, or cash flows.

        In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial position or cash flows.

Factors That May Affect Future Results

We are exposed to risks in our licensing business related to product and customer concentration

        Currently, our licensing revenue is concentrated in the home theater market with the majority of revenue generated from the inclusion of SRS technology inside televisions, DVD players and set-top boxes. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. While consumer spending in general on consumer electronic products has increased, retail prices for certain consumer electronics products that include our audio technology, such as DVD players have decreased significantly and indications are that this trend will continue for the foreseeable future. In addition, from time to time, certain of our original equipment manufacturer and semiconductor manufacturer customers may account for a significant portion of revenue from a particular product application, such as DVD players, set-top boxes or televisions. Consumer electronics products manufacturers could decide to exclude our audio enhancement technology from their home theater products altogether in an effort to reduce cost. The loss of any such customer could have a material adverse affect on the Company's financial condition and results of operations.

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

We are exposed to risks in our Valence business related to product fabrication outsourcing to third parties

        Valence is a "fabless" semiconductor company meaning that Valence designs, develops and markets our selection of custom and standard integrated circuits but we rely on third party contractors to manufacture, assemble and test our products. Although we believe our relationships are generally good, we do not have long-term supply agreements with our third-party vendors and they are not obligated to perform services or supply products to us for any particular period or in any particular quantities, except as provided in each separate purchase order accepted by them. Although we have not experienced an unavailability of capacity, the cyclical nature of the semiconductor industry could result in capacity limitations. Also, particularly in times of high demand, our third-party vendors may reallocate capacity to other customers in a manner adverse to us. Accordingly, there are significant risks associated with our reliance on third-party vendors including: capacity shortages, potential price increases, delays and interruptions in order deliveries, reduced control over product quality and increased risk of misappropriation of intellectual property.

We have a new business model for our SRSWOWcast broadcast and Internet business

        In fiscal 1999, we launched our SRSWOWcast subsidiary to focus on opportunities in the Internet space. In fiscal 2000, SRSWOWcast commenced operations with a business plan which focused on developing and acquiring audio based content to attract visitor traffic to its website in order to sell advertising and e-commerce products. In 2001, we revised our strategy to focus on the sale and licensing of software and hardware products incorporating our audio and voice enhancement technology solutions. There can be no assurance that this new business model will develop a sufficient customer base to be able to generate meaningful revenue. In 2003, SRSWOWcast introduced a variety of audio processing hardware and software products to the professional audio markets for the encoding and broadcasting of content in SRS Circle Surround technology. There can be no assurance that this new business model or that the Circle Surround technology will develop a sufficient customer base to be able to generate meaningful revenue.

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

        Our customers geographically located in the Asia Pacific markets accounted for approximately 93%, 90% and 90% of total Company sales in 2003, 2002 and 2001, respectively and are expected to continue to account for a substantial percentage of sales in the future. The economic climate in Asia continues to be impacted by increases in unemployment, declines in consumer spending, currency devaluation and bank failures. Any of these factors, should they continue, could significantly reduce the demand for the end user goods in which our products and technologies are used.

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

We strongly rely on our intellectual property

        Our ability to compete may be affected by our ability to protect our proprietary information. We have filed numerous U.S. and foreign patent applications and to date have a number of issued U.S. and foreign patents covering various aspects of our technologies. There can be no assurance that the steps taken by SRS Labs to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other property rights. We are not currently a party to any claims of this nature. There can be no assurances that third parties will not assert claims or initiate litigation against the Company or our customers with respect to existing or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights.

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

Foreign Currency

        International Sales represent a significant portion of our total revenues. To date, all of our licensing revenues have been denominated in U.S. dollars and most costs have been incurred in U.S. dollars. We have subsidiary operations in Hong Kong and customers in the PRC, and, accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. We use the local currency (Hong Kong dollars) as the functional currency for our Valence subsidiaries. The Hong Kong dollar has remained relatively constant due to the U.S. dollar peg and currency board system that has been in effect in Hong Kong since 1983. To date, most of our semiconductor revenue and expenses incurred have been denominated in Hong Kong dollars. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in fiscal 2003, 2002, and 2001. Cash balances maintained by Valence in excess of normal operating requirements are invested in U.S. denominated bank accounts further reducing balance sheet exposure to changes in foreign currency exchange rates. Under the current circumstances, we believe that the foreign currency market risk is not material, however, we can give no assurance that the Hong Kong economy will not worsen or that the historical currency peg of the Hong Kong dollar to the U.S. dollar will be maintained. We actively monitor our foreign exchange exposure and, should circumstances change, intend to implement strategies to reduce our risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

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

Item 9A. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our President and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K and, based on this evaluation, have concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries is made known to our CEO and CFO by others within those entities and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

        Changes in Internal Controls.    There have been no material changes in the Company's internal controls or in other factors that have materially affected, or is reasonably likely to materially affect, internal controls subsequent to the date the Company carried out its evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding the Company's executive officers is included in Item 1A of Part I of this Annual Report on Form 10-K and is hereby incorporated into this Item 10 by reference. The information set forth under the captions "Election of Directors," "Information About the Board of Directors and Committees of the Board" and "Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders that is scheduled in June 2004, is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of fiscal 2003.

Item 11. Executive Compensation

        Except as specifically provided, the information set forth under the captions "Compensation Of Executive Officers" and "Information About the Board of Directors and Committees of the Board—Compensation of Directors" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of fiscal 2003. The Report on Executive Compensation and the Performance Graph set forth under the caption "Compensation of Executive Officers" in the Proxy Statement shall not be deemed incorporated by reference herein and shall not otherwise be deemed "filed" as part of this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. The Proxy Statement will be filed with the Commission not later than 120 days after the close of fiscal 2003.

        Information regarding equity compensation plans required by this Item 12 is included in Item 5 of Part II of this report and is incorporated into this Item by reference.

Item 13. Certain Relationships and Related Transactions

        The information set forth under the caption "Transactions with Management and Others" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of fiscal 2003.

Item 14. Principal Accountant Fees and Services

        Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption "Relationship of the Company with Independent Auditors" in the Proxy Statement. The Proxy Statement will be filed with the Commission not later than 120 days after the close of fiscal 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents Filed as Part of This Report:

  (1)
  Financial Statements

  (2)
  Financial Statement Schedules

Page
Schedule V—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2003, 2002 and 2001	F-25

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

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form SB-2, specifically included in Amendment No. 1 to such Registration Statement filed with the Commission on July 3, 1996 (File No. 333-4974-LA) (the "Registration Statement Amendment No. 1"), which is incorporated herein by reference.
3.2	Bylaws of the Company, previously filed with the Commission as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Commission on November 12, 1999, which is incorporated herein by reference.
Material Contracts Relating to Management Compensation Plans or Arrangements
10.1	Employment Agreement dated July 1, 1996, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.8 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
10.2	Amendment to Employment Agreement dated as of March 14, 1997, between the Company and Thomas C.K. Yuen, previously filed with the Commission as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Commission on March 31, 1997 (the "1996 Annual Report"), which is incorporated herein by reference.
10.3	Employment Agreement dated July 1, 1996, between the Company and Arnold I. Klayman, previously filed with the Commission as Exhibit 10.10 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
10.4	Amendment to Employment Agreement dated as of March 14, 1997, between the Company and Arnold I. Klayman, previously filed as Exhibit 10.5 to the 1996 Annual Report, which is incorporated herein by reference.
10.5	Employment Agreement dated July 1, 1996, between the Company and Alan D. Kraemer, previously filed with the Commission as Exhibit 10.11 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
10.6	SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Purchase Plan—1993, as amended and restated, previously filed with the Commission as Exhibit 10.12 to the Company's Registration Statement on Form SB-2 filed with the Commission on June 3, 1996 (File No. 333-4974-LA) (the "Registration Statement"), which is incorporated herein by reference.
10.7	Stock Option Agreement dated January 19, 1994, between the Company and Stephen V. Sedmak, as amended, previously filed with the Commission as Exhibit 10.13 to the Registration Statement, which is incorporated herein by reference.
10.8	SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, as amended, previously filed with the Commission as Appendix A to the Company's Definitive Proxy Statement dated and filed with the Commission on April 26, 2000, which is incorporated herein by reference.

10.9	SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors Stock Option Plan, as amended, previously filed with the Commission as Appendix B to the Company's Definitive Proxy Statement dated and filed with the Commission on April 30, 2003, which is incorporated herein by reference.
10.10	Annual Incentive Bonus Plan, previously filed with the Commission as Exhibit 10.18 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
10.11	SRS Labs, Inc. Supplemental Executive Incentive Bonus Plan, previously filed with the Commission as Exhibit 10.14 to the 1996 Annual Report, which is incorporated herein by reference.
10.12	Form of Indemnification Agreement, previously filed with the Commission as Exhibit 10.20 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
10.13	Employment Agreement dated as of March 2, 1998, by and among the Company, Valence Semiconductor Design Limited, and Choi Yat Ming, previously filed with the Commission as Exhibit 10.17 to the 1997 Annual Report, which is incorporated herein by reference.
10.14	Employment Agreement dated as of March 2, 1998, by and among the Company, LEC Electronic Components Limited, and Wong Yin Bun, previously filed with the Commission as Exhibit 10.18 to the 1997 Annual Report, which is incorporated herein by reference.
10.15	Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Cape Spencer International Limited and Wong Yin Bun, previously filed with the Commission as Exhibit 2.6 to the Form 8-K, which is incorporated herein by reference.
10.16	Noncompetition Agreement dated as of March 2, 1998, by and among the Company, Rayfa (BVI) Limited and Choi Yat Ming, previously filed with the Commission as Exhibit 2.7 to the Form 8-K, which is incorporated herein by reference.
10.17	Employment Agreement dated August 27, 1999 by and between the Company and James F. Gardner, previously filed with the Commission as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 29, 2002, which is incorporated herein by reference.
Other Material Contracts
10.18	License Agreement dated as of June 27, 1988, between Hughes Aircraft and Sony Corporation, as amended and assigned to the Company, previously filed with the Commission as Exhibit 10.6 to the Registration Statement Amendment No. 3, which is incorporated herein by reference.
10.19	Industrial Real Estate Lease dated May 30, 1997, between the Company and Daimler Commerce Partners, L.P., previously filed with the Commission as Exhibit 10.1 to the Company's Form 10-QSB for the quarterly period ended June 30, 1997, filed with the Commission on August 13, 1997, which is incorporated herein by reference.
10.20	Tenancy Agreement commencing Nov. 16, 2003 by and between Jugada Company Limited and Valence Technology Limited relating to premises located at workshop No 01-07 on the 20th floor of APEC Plaza, No. 49 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong.
10.21	Tenancy Agreement commencing November 16, 2003, by and between Jugada Company Limited and Valence Semiconductor Design Limited relating to the premises located at Workshops Nos. 1through 10 and on the 19th Floor of APEC Plaza, No. 49 Hoi Yuen Road, Kwun Tong, Hong Kong.
10.22	Stock Divestment Agreement dated July 1, 1996, between the Company, Thomas C.K. Yuen, Stephen V. Sedmak and Walter W. Cruttenden III, previously filed with the Commission as Exhibit 10.17 to the Registration Statement Amendment No. 2, which is incorporated herein by reference.
14	SRS Labs, Inc. Code of Business Conduct and Ethics adopted by the Board of Directors Nov. 6, 2002.

21	Subsidiaries of the Registrant.
23.1	Consent of BDO Seidman LLP, dated March 29, 2004.
23.2	Consent of Deloitte & Touche LLP dated March 26, 2004.
31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

        During the three months ended December 31, 2003, the Company filed the following Current Reports on Form 8-K:

          On November 13, 2003, SRS Labs, Inc. (the "Company") issued a press release announcing its operating results for the three and nine months ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004	By:	THOMAS C.K. YUEN Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ THOMAS C.K. YUEN Thomas C.K. Yuen	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2004
/s/ JANET M. BISKI Janet M. Biski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004
/s/ DAVID R. DUKES David R. Dukes	Director	March 29, 2004
/s/ WINSTON E. HICKMAN Winston E. Hickman	Director	March 29, 2004
/s/ STEPHEN V. SEDMAK Stephen V. Sedmak	Director	March 29, 2004
/s/ SAM YAU Sam Yau	Director	March 29, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
    SRS Labs, Inc.
    Santa Ana, California

        We have audited the consolidated balance sheets of SRS Labs, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. Our audits also included the 2003 and 2002 consolidated financial statement schedule listed in the Index to Financial Statements at Item 14(a)(2). These consolidated financial statements and the 2003 and 2002 consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the 2003 and 2002 consolidated financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SRS Labs, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP BDO Seidman, LLP

Costa Mesa, California
February 13, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
    SRS Labs, Inc.
    Santa Ana, California

        We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows of SRS Labs, Inc. and subsidiaries (the "Company") for the years ended December 31, 2001. Our audit also included the financial statement schedule for the year ended December 31, 2001 listed in the Index to Financial Statements at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the operations and cash flows of SRS Labs, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, for the year ended December 31, 2001 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Costa Mesa, California
March 15, 2002

SRS LABS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$12,795,620	$15,720,860
Accounts receivable, net of allowance for doubtful accounts of $87,628 in 2003 and $49,049 in 2002	1,230,423	1,074,421
Inventories, net of reserve of $867,923 in 2003 and $857,986 in 2002	753,020	807,382
Prepaid expenses and other current assets, including other receivables of $4,033 in 2003 and $24,346 in 2002	1,073,696	462,442
Deferred income taxes	23,406	36,147

Total Current Assets	15,876,165	18,101,252
Investments available for sale	10,490,210	6,630,771
Furniture, fixtures and equipment, net	1,661,980	1,935,424
Intangible assets, net	2,736,810	1,957,359
Goodwill	533,031	533,031
Deferred income taxes	193,134	149,498

Total Assets	$31,491,330	$29,307,335

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,503,851	$1,011,032
Accrued liabilities	1,606,069	2,347,702
Income taxes payable	430,949	341,172

Total Current Liabilities	3,540,869	3,699,906
Minority interest	—	325,371
Commitments and contingencies (Note 7)
Stockholders' Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 13,682,282 and 12,876,314 shares issued; 13,456,982 and 12,651,014 outstanding for 2003 and 2002, respectively	13,683	12,877
Additional paid-in capital	58,423,249	55,966,589
Accumulated other comprehensive loss	(336,346)	(88,564)
Accumulated deficit	(29,431,524)	(29,890,243)
Treasury stock at cost 225,300 shares at December 31, 2003 and 2002, respectively	(718,601)	(718,601)

Total Stockholders' Equity	27,950,461	25,282,058

Total Liabilities And Stockholders' Equity	$31,491,330	$29,307,335

See accompanying notes to consolidated financial statements

SRS LABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
Revenue:
Semiconductor	$10,490,935	$9,779,712	$5,646,724
Licensing	8,822,357	8,097,394	4,973,584
Other	500,489	1,124,687	4,810,622

Total revenues	19,813,781	19,001,793	15,430,930
Cost of sales	4,056,079	4,754,245	6,703,550

Gross margin	15,757,702	14,247,548	8,727,380

Operating expenses
Sales and marketing	5,487,159	4,625,833	4,474,575
Research and development	4,263,682	4,189,379	3,576,170
General and administrative	5,053,387	4,889,484	5,167,396

Total operating expenses	14,804,228	13,704,696	13,218,141

Income (loss) from operations	953,474	542,852	(4,490,761)
Other income, net	538,278	774,125	796,504
Minority interest	5,430	77,708	193,005

Income (loss) before income tax expense	1,497,182	1,394,685	(3,501,252)
Income tax expense	1,038,463	588,333	377,519

Net income (loss)	$458,719	$806,352	$(3,878,771)

Net income (loss) per common share:
Basic	$0.04	$0.06	$(0.31)

Diluted	$0.03	$0.06	$(0.31)

Weighted average shares used in the calculation of Net income (loss) per common share:
Basic	13,033,002	12,648,373	12,630,199

Diluted	14,420,810	12,862,199	12,630,199

See accompanying notes to consolidated financial statements

SRS LABS, INC.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

								Comprehensive Income (Loss) for the Years Ended December 31,
	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit	Treasury Stock
	Shares	Amount					Total
BALANCE, January 1, 2001	12,581,744	$12,653	$55,436,455	$(64,950)	$(26,817,824)	$(263,281)	$28,303,053
Proceeds from exercise of stock options	136,800	137	184,892	—	—	—	185,029
Deferred stock option compensation	—	—	124,520	—	—	—	124,520
Treasury Stock	(53,800)	—	—	—	—	(188,713)	(188,713)
Unrealized loss on investments available for sale, net of tax	—	—	—	(13,849)	—	—	(13,849)	$(13,849)
Currency translation adjustment	—	—	—	4,744	—	—	4,744	4,744
Net loss	—	—	—	—	(3,878,771)	—	(3,878,771)	(3,878,771)

BALANCE, Dec 31, 2001	12,664,744	12,790	55,745,867	(74,055)	(30,696,595)	(451,994)	24,536,013	$(3,887,876)

Proceeds from exercise of stock options	86,670	87	131,997	—	—	—	132,084
Deferred stock option compensation	—	—	88,725	—	—	—	88,725
Treasury Stock	(100,400)	—	—	—	—	(266,607)	(266,607)
Unrealized loss on investments available for sale, net of tax	—	—	—	(14,509)	—	—	(14,509)	$(14,509)
Net income	—	—	—	—	806,352	—	806,352	806,352

BALANCE, Dec 31, 2002	12,651,014	12,877	55,966,589	(88,564)	$(29,890,243)	$(718,601)	$25,282,058	$791,843

Proceeds from exercise of stock options	473,784	474	1,424,035	—	—	—	1,424,509
Deferred stock option compensation	—	—	72,945	—	—	—	72,945
Issuance of Common Stock	332,184	332	959,680	—	—	—	960,012
Treasury Stock
Unrealized loss on investments available for sale, net of tax	—	—	—	(247,782)	—	—	(247,782)	$(247,782)
Net income	—	—	—	—	458,719	—	458,719	458,719

BALANCE Dec 31, 2003,	13,456,982	$13,683	$58,423,249	$(336,346)	$(29,431,524)	$(718,601)	$27,950,461	$210,937

See accompanying notes to consolidated financial statements

SRS LABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$458,719	$806,352	$(3,878,771)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest	(5,430)	(77,708)	(193,005)
Provision for doubtful accounts	(38,580)	22,220	50,240
Provision for obsolete inventory	(9,937)	490,666	113,920
Depreciation and amortization	1,167,825	1,198,922	1,558,299
Deferred income taxes	(30,898)	833,283	(79,973)
Amortization of premium on investments available for sale	6,394	—	15,701
Stock option compensation expense	72,945	88,725	125,176
Currency translation adjustment	—	—	4,744
Loss on disposition of furniture, fixtures and equipment	10,257	4,107	865
Changes in operating assets and liabilities:
Accounts receivable	(117,423)	(226,625)	(132,348)
Inventories	64,299	326,019	1,330,491
Prepaid expenses and other assets	(625,742)	169,402	216,109
Accounts payable	492,819	188,334	(780,703)
Accrued liabilities	(754,367)	990,597	(617,252)
Income taxes payable	117,005	(803,321)	61,010

Net cash provided by (used in) operating activities	807,886	4,010,973	(2,205,497)

Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(505,084)	(922,070)	(509,183)
Purchase of investments available for sale	(5,232,531)	(6,645,280)	—
Proceeds from sales of investments available for sale	1,118,916	582,556	5,675,000
Expenditures related to intangible assets	(538,936)	(181,963)	(73,949)

Net cash (used in) provided by investing activities	(5,157,635)	(7,166,757)	5,091,868

Cash Flows From Financing Activities:
Principal payments on line of credit	—	—	(8,000,000)
Exercise of stock options	1,424,509	132,084	185,029
Purchase of treasury stock	—	(266,607)	(188,713)

Net cash (used in) provided by financing activities	1,424,509	(134,523)	(8,003,684)

Net decrease in cash and cash equivalents	(2,925,240)	(3,290,307)	(5,117,313)
Cash and cash equivalents, beginning of period	15,720,860	19,011,167	24,128,480

Cash and cash equivalents, end of period	$12,795,620	$15,720,860	$19,011,167

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$151,667
Income taxes	$1,129,334	$623,919	$396,482
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Unrealized loss on investments, net	$(247,782)	$(14,509)	$(13,849)
Acquisition of minority interest in SRSWOWcast	$960,012	$—	$—

See accompanying notes to consolidated financial statements

SRS LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Significant Accounting Policies

Organization

        SRS Labs is a leading developer and provider of audio, voice and surround sound technology solutions, Application Specific Integrated Circuits ("ASICs") and standard Integrated Circuits ("ICs") for the home theater, gaming, portable audio, mobile phone, computer, automotive and broadcast markets. We operate our business through three operating units: SRS Labs, the parent company; its wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies ("SRSWOWcast"); and its wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited's wholly-owned subsidiaries (collectively "Valence"). As discussed herein, SRS Labs, SRS, the "Company," "we" or "our" means SRS Labs, Inc. and its wholly-owned subsidiaries.

        We operate in the following five business segments:

SRS Labs

        Licensing:    Our licensing segment develops and licenses audio enhancement, voice and surround sound technologies to many of the world's leading manufacturers of hardware and software products as well as semiconductor solution providers. Licensing revenues comprised 45%, 43%, and 32% of total consolidated revenues in fiscal 2003, 2002 and 2001, respectively.

        Speaker Products:    Our product segment develops and markets consumer speaker products that incorporate proprietary audio and speaker technologies. Product revenues comprised less than 1% of total consolidated revenues in fiscal 2003, 2002 and 2001.

SRSWOWcast

        Professional and Consumer Audio Products:    Our professional and consumer audio products segment develops and markets professional software and hardware products and consumer software plug-ins that incorporate proprietary audio enhancement, voice and surround sound technologies. Revenue from this segment comprised of 1% of total consolidated revenues in fiscal 2003 and less than 1% of total consolidated revenues in fiscal 2002 and 2001.

Valence

        Semiconductor:    Our semiconductor segment designs, develops and markets technology solutions in the form of analog and digital signal processor ("DSP") semiconductor products or custom ASIC solutions to original equipment manufacturers ("OEMs") around the world. Semiconductor revenues comprised 53%, 52% and 37% of total consolidated revenues in fiscal 2003, 2002 and 2001 respectively.

        Component Distribution:    Our component distribution segment is an authorized, non-exclusive distributor of semiconductor components, subassemblies and finished goods for selected OEM customers. Component distribution revenues comprised 1%, 5% and 30% of total consolidated revenues in 2003, 2002 and 2001 respectively. We are no longer emphasizing this business due to our decision to focus on higher margin revenue and we expect future revenue to be immaterial to our total business, therefore we will not continue to break out this segment.

Basis of Presentation

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company and its wholly- and majority-owned subsidiaries, Valence and SRSWOWcast, after elimination of all intercompany accounts and transactions. The equity and net loss attributable to minority shareholders are shown separately in the consolidated balance sheets and statements of operations, respectively.

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

Investments

        The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments, consisting primarily of U.S. government securities, have been classified as available for sale and are reported at fair value, based on quoted market prices, in the accompanying consolidated balance sheets. Those securities with a maturation date of one year or less have been classified as current assets. Unrealized gains and losses, net of applicable income taxes, are reported as a separate component of stockholders' equity.

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

        The Company annually evaluates the recoverability of its patents and intangible assets based on the estimated future undiscounted cash flows. Should the carrying value of patents or intangible assets exceed the estimated future undiscounted cash flows for the expected periods of benefit, such assets would be written down to fair value. Based upon its most recent assessment, the Company has determined that there was no impairment at December 31, 2003.

Capitalization of software development costs

        Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided that capitalized amounts will be realized over a period not exceeding five years. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized to cost of sales using the straight-line method on a product-by-product basis over the estimated life, which is generally three years. To the extent that amounts capitalized for R&D become impaired due to a decline in demand or the introduction of new technology, such amounts will be written-off. All other research and development expenditures are charged to research and development expense in the period incurred.

        Capitalized software as of December 31, 2003 and 2002 is as follows:

	December 31,
	2003	2002
Capitalized software	$342,760	$120,000
Accumulated amortization	(96,401)	(68,000)

Capitalized software, net	$246,359	$52,000

        The Company recorded amortization expense of $28,401 and $24,000 for each of the years ended December 31, 2003 and 2002 respectively. The Company's weighted average amortization period for capitalized software is approximately 5 years. The following table shows the estimated amortization expense for those assets for each of the five succeeding fiscal years.

Year ending December 31,	Estimated Expense
2004	$94,492
2005	74,917
2006	49,217
2007	25,859
2008	1,875

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

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, "Accounting for Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of."

Minority Interest in Consolidated Subsidiary

        Minority interest in consolidated subsidiary represents the minority stockholders' proportionate share of the equity of SRSWOWcast. At December 31, 2002 and 2001, the Company owned approximately 87% of the capital stock of SRSWOWcast. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock. As a result of the exchange offer, an intangible asset in the amount of $640,071 for a 10-year license agreement was recorded and SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could materially differ from these estimates.

Revenue Recognition

        Royalty revenues associated with ongoing royalty license agreements are recognized upon receipt of reports from licensees stating the number of products implementing SRS patented technologies on which royalties are due, generally one quarter in arrears. Licensing revenues for one-time technology transfer fees are recognized in the period in which the license agreement is consummated and the related technology and passage of title is transferred. Revenue from product sales is generally recognized upon shipment at which point title passes. Design revenue under design contracts is recognized on the percentage-of-completion method. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made. Commission income derived from our distribution activities is recognized on an accrual basis in the period when earned.

Research and Development

        Research and development expenses include costs and expenses associated with the development of our design methodology and the design and development of new products, including initial nonrecurring engineering and product verification charges from foundries. Research and development is expensed as incurred.

Advertising Expense

        Advertising costs are charged to expense as incurred. The company expensed $505,514, $297,769 and $114,841 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Foreign Currency Translation

        Our reporting currency is the U.S. dollar, while the functional currency of Valence is the Hong Kong dollar. Assets and liabilities of Valence are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars are included as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). Foreign currency translation gains were $0, $0, and $4,744, during the years ended December 31, 2003, 2002 and 2001 respectively. Transaction losses arising on exchange of foreign currency are recognized as incurred in the statements of operations and aggregated $6,689, $468 and $3,261 during the years ended December 31, 2003, 2002 and 2001 respectively.

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

        Basic and diluted net income (loss) per share computed in accordance with SFAS 128 for the years ended December 31 are as follows:

	2003	2002	2001
BASIC EPS
Net income (loss)	$458,719	$806,352	$(3,878,771)
Denominator: weighted average common shares outstanding	13,033,002	12,648,373	12,630,199
Net income (loss) per share—basic	$0.04	$0.06	$(0.31)
DILUTED EPS
Net income (loss)	$458,719	$806,352	$(3,878,771)
Denominator: weighted average common shares outstanding	13,033,002	12,648,373	12,630,199
Common equivalent shares outstanding:
Options	1,387,808	213,826	—
Total shares	14,420,810	12,862,199	12,630,199
Net income (loss) per share—diluted	$0.03	$0.06	$(0.31)

        There were 1,816,276, 3,664,580, and 4,502,242 potentially dilutive options outstanding at December 31, 2003, 2002 and 2001, respectively, that were not included above because they would be anti-dilutive.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard was effective for financials statements for the year ended December 31, 2002. In compliance with SFAS No 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

        The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for years ended December 31, 2003, 2002 and 2001, consistent with the provisions of FAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been increased to the pro forma amounts indicated below:

	2003	2002	2001
Net income (loss) (attributable to common shareholder)—as reported	$458,719	$806,352	$(3,878,771)
Add: stock based employee compensation expense included in reported net income, net of tax effect	43,768	53,235	75,106
Less fair value of stock-based employee compensation expense	(2,277,304)	(2,160,997)	(2,395,034)
Net loss (attributable to common shareholder)—pro forma	(1,774,817)	(1,301,410)	(6,198,699)
Net income (loss) per share:
Basic, as reported	$0.04	$0.06	$(0.31)
Basic, pro forma	$(0.14)	$(0.10)	$(0.49)
Diluted, as reported	$0.03	$0.06	$(0.31)
Diluted, pro forma	$(0.12)	$(0.10)	$(0.49)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001: risk-free interest rates of 2.9%, 3.6%, and 4.6% respectively, expected option lives of five years and a dividend rate of zero. The volatility factor assumptions of the expected market price of the Company's common stock were 75%, 87% and 97% for 2003, 2002 and 2001 respectively.

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

Customer Concentration

        For the fiscal year ended December 31, 2003 one customer accounted for approximately 11% of revenues. During the fiscal year ended December 31, 2002, two customers accounted for approximately 13% and 11% of revenues, respectively. During the fiscal year ended December 31, 2001 no single customer accounted for more than 10% of revenues. At December 31, 2003 three customers accounted for more than 28%, 18% and 12% of total receivables respectively. At December 31, 2002, one customer accounted for approximately 20% of receivables. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectibility of related receivables could have a material adverse effect on the Company's financial condition and results of operations.

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

        Customers geographically located in the Asia Pacific markets accounted for approximately 93%, 90% and 90%, of total Company sales in 2003, 2002 and 2001 respectively and are expected to continue to account for a substantial percentage of sales in the future. The economic climate in Asia continues to be impacted by increases in unemployment, declines in consumer spending, currency devaluation and bank failures. Any of these factors, should they continue, could significantly reduce the demand for the end user goods in which the Company's products and technologies are used.

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

New Accounting Pronouncements

        In November 2002, FASB issued FASB interpretation No. 45. "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of indebtedness of Others" ("FIN 45"). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 in the 1st quarter of 2003 and has included the new disclosure requirements.

        In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2003; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. No material entities were consolidated as a result of FIN 46.

        In April 2003, the FSAB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement is not expected to have a significant effect on the Company's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS

No. 150 is not expected to have a significant effect on the Company's financial position, results of operations, or cash flows.

        In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial position or cash flows.

Reclassifications

        Certain amounts as previously reported have been reclassified to conform to the current year presentation.

2.     Investment Securities Available for Sale

        Investments with maturities greater than one year from the balance sheet date are classified as long-term investments. The Company invests its excess cash in US Treasury and Agency securities, and tax-exempt securities with approved financial institutions with a minimum investment grade of "A1." The investments available for sale consist mainly of bonds and include only marketable securities with secondary or resale markets to ensure portfolio liquidity.

        The following table summarizes the Company's investment securities available for sale:

	December 31,
	2003	2002
US Government securities available for sale:
Cost	$10,745,254	$6,638,033
Unrealized losses	(255,044)	(7,262)

Estimated fair value	$10,490,210	$6,630,771

        The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	December 31, 2003		December 31, 2002
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
US Government securities available for sale:
Due in one year or less	$—	$—	$—	$—
Due in one to five years	10,745,254	10,490,210	6,638,033	6,630,771

	$10,745,254	$10,490,210	$6,638,033	$6,630,771

        The following table summarizes sales of available-for-sale securities for the years ended December 31, 2003, 2002 and 2001. Specific identification was used to determine costs in computing realized gains or losses.

	Years Ended December 31,
	2003	2002	2001
Proceeds from sale	$16,862,523	$9,986,909	$—
Realized gains	$36,739	$98,224	$—
Realized losses	$(16,713)	$—	$—

3.     Furniture, Fixtures and Equipment

        Furniture, fixtures and equipment, net, consist of the following:

	December 31,
	2003	2002
Furniture, fixtures and equipment	$1,458,537	$1,298,112
Computer equipment	4,105,798	3,809,329
Leasehold improvements	277,005	303,616

	5,841,340	5,411,057
Less accumulated depreciation and amortization	(4,179,360)	(3,475,633)

	$1,661,980	$1,935,424

        Depreciation expense is reflected in operating expenses totaling $703,727, $655,340 and $644,142 for the years ended December 31, 2003, 2002 and 2001 in the accompanying financial statements based on applicable asset use.

4.     Acquisition of Minority Interest in SRSWOWcast

        On February 28, 2003, the Company completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 shares of Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock trading at $2.89 per share at the close of day on the transaction date. The acquisition resulted in a purchase price of $960,012.

        SRSWOWcast develops and markets professional software and hardware products and consumer software plugins that incorporate proprietary audio enhancement, voice and surround sound technologies. SRS Labs, as the majority shareholder has consistently included the results of in all previously reported consolidated financial statements. The acquisition was a strategic initiative, which allows the Company to own 100% of the rights to the license of the Circle Surround technology. Full ownership of the technology license will aid in the deployment and marketing of such and will help the Company to compete more effectively.

        The following table summarizes the stated values of the assets acquired and liabilities assumed at the date of acquisition:

Current Assets	$324,002
Property & Equipment	3,774
Current Liabilities	(7,835)
Intangible Assets	640,071

Purchase Price	$960,012

        Current assets primarily consisted of cash, accounts receivable and prepaid expenses and current liabilities were valued at stated value. Property and equipment was valued at net book value. The $640,071 of acquired intangible assets was assigned to a license agreement between SRS Labs, Inc and WOWcast, which is being amortized over 10 years.

5.     Goodwill and Intangible Assets

        On January 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period.

        Had goodwill and assembled workforce intangible amortization been discontinued effective January 1, 2001 net loss for the fiscal year 2001 would have been reduced by $325,196. Net loss per common share for the fiscal year 2001 and 2000, after adjusting for the impact of discontinued goodwill and assembled workforce intangible amortization would have been reduced by $0.03 to ($0.28) per common share.

        In accordance with SFAS No. 142, all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is evaluated to determine if fair value of the asset has decreased below its carrying value. At December 31, 2003 and December 31, 2002, we evaluated goodwill and determined that no adjustment to impair goodwill was necessary.

        Goodwill and intangible assets consist of the following:

	December 31,
	2003	2002
Goodwill	$533,031	$533,031
Accumulated amortization	—	—

Goodwill, net	533,031	533,031

Patents	1,760,236	1,398,565
Accumulated amortization	(739,792)	(590,365)

Patents, net	1,020,444	808,200

Other intangibles	5,839,890	5,030,400
Accumulated amortization	(4,123,524)	(3,881,241)

Other intangibles, net	1,716,366	1,149,159

Goodwill and intangible assets, net	$3,269,841	$2,490,390

        Amortization periods range from three to eleven years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Year ended December 31,
	2003	2002	2001
Goodwill and assembled workforce	$—	$—	$325,196
Patents	149,427	133,594	123,307
Other intangibles	295,621	409,988	465,654

Total amortization expense	$445,048	$543,582	$914,157

        Our weighted average amortization period for patents and other intangibles is approximately 10 years. The following table shows the estimated amortization expense for those assets for each of the five succeeding fiscal years.

Year ending December 31,	Estimated expense
2004	$516,108
2005	470,029
2006	429,069
2007	412,391
2008	247,021

6.     Financing Arrangements

        In March 1998, the Company obtained a revolving line of credit and letter of credit facility with a bank that was secured by certain of the Company's cash, cash equivalents and investments. Total availability under the line during the life of the agreement ranged from $5,000,000 to $10,000,000. On October 11, 2001, the Company terminated the revolving line of credit and letter of credit facility with the bank. As of December 31, 2003 and December 31, 2002, the Company had no borrowings outstanding under and credit facilities.

        In November 1999, Valence obtained a credit facility and access to import/export trade instruments with a bank that was secured by certain assets of Valence on deposit. Total availability during the life of the facility ranged from $2,000,000 to $5,000,000, depending on the type of instrument provided for. The line of credit was not renewed as of December 31, 2003, the associated collateral was released, and as of December 31, 2003 and 2002, there were no outstanding obligations under this credit facility.

7.     Commitments and Contingencies

        The Company leases office space and certain equipment under non-cancelable operating leases expiring through 2008. The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership that is affiliated with a principal stockholder and executive officer of the Company. The lease is for a term of three years, commencing June 1, 2002, with an option to extend the term for an additional three years thereafter. Additionally, the Company leases office and warehouse facilities in Hong Kong from unrelated parties. Total rent expense was $550,854, $482,057, and $520,362 for the years ended December 31, 2003, 2002, and 2001, respectively, of which $208,260, $198,900, and 182,520 was paid to related parties, respectively.

        Future annual minimum lease payments under non-cancelable operating leases at December 31, 2003, are as follows:

Year ending December 31,	Facility	Facility-Related Party	Office Equipment	Total
2004	$138,333	$210,600	$10,504	$359,437
2005	145,250	87,750	7,030	240,030
2006	159,083	—	6,534	165,617
2007	—	—	6,534	6,534
2008	—	—	2,995	2,995

	$442,666	$298,350	$33,597	$774,613

Litigation

        The Company is involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company believes that the resolution of these matters will not likely have a material adverse effect on the Company's consolidated financial statements.

Employment Contracts

        The Company entered into employment agreements with its Chief Executive Officer and 4 other personnel of the Company (collectively "Agreements"), including two officers of ValenceTech. Each of the Agreements was entered into for an initial multi-year term that has since expired and all are now automatically renewed annually on various anniversary dates. Under terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from one to two years of the respective employee's base salary, depending on the date of termination, if the employment is terminated by the Company without cause.

8.     Income Taxes

        The components of income (loss) from continuing operations before income taxes are as follows:

	Years ended December 31,
	2003	2002	2001
U.S.	$(562,239)	$(1,044,099)	$(3,606,966)
Foreign	2,059,421	2,438,784	105,714

Total	$1,497,614	$1,394,685	$(3,501,252)

        The provision for income taxes consists of the following:

	Years ended December 31,
	2003	2002	2001
Current:
Federal	$0	$(140,141)	$(69,183)
State	1,600	(99,455)	150,756
Foreign	1,067,761	(5,354)	375,918

Total	1,069,361	(244,950)	457,491

Deferred:
Federal	(292,145)	(215,388)	(589,730)
State	(113,085)	(9,840)	(327,900)
Foreign	(30,897)	(130,007)	—
Change in valuation allowance, net	405,229	1,188,518	837,658

Total	(30,898)	833,283	(79,972)

Total income tax provision	$1,038,463	$588,333	$377,519

        The reconciliation of the income tax expense (benefit) computed at U.S. federal statutory rates to the provision for income taxes is as follows:

	Years ended December 31,
	2003	2002	2001
Tax at U.S. federal statutory rates	$509,042	$474,193	$(1,225,438)
State income taxes, net of federal	(16,690)	81,372	(127,938)
Tax exempt interest	—	(88,155)	(31,667)
Change in valuation allowance, net	405,229	1,188,518	837,658
Impact of foreign dividend	—	—	396,021
Foreign withholding tax	415,423	338,644	328,785
Change in tax credits	—	(480,388)	—
Change in estimated payable amounts	—	(882,717)	—
Foreign tax rate differential and other	(274,541)	(43,134)	200,098

Total income tax expense	$1,038,463	$588,333	$377,519

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred tax assets (liabilities):
State income taxes	$—	$—
Depreciation and amortization	1,507,181	896,056
Accruals	382,510	455,544
Net operating loss carryforwards	7,394,662	6,837,292
Tax credit carryforwards	598,001	496,402
Other	(211,106)	(211,102)
Foreign income taxes	(169,872)	(200,769)
Valuation allowance	(9,284,836)	(8,087,778)

Total net deferred tax assets	$216,540	$185,645

        The Company has federal and state net operating loss carryforwards at December 31, 2003, of approximately $19,778,000 and $11,487,000, respectively. These net operating loss carryforwards began to expire in 2003 and will continue to expire through 2023. In addition, the Company has federal tax credit carryforwards of approximately $362,000 at December 31, 2003, which will begin to expire in 2011. As of December 31, 2003, a valuation allowance of $9,284,836 has been provided based on the Company's assessment of the future realizability of certain deferred tax assets.

        Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and possibly withholding taxes payable to the foreign countries, but may be able to offset unrecognized foreign tax credit carryforwards. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

        The use of loss carryforwards and tax credit carry forwards may become limited in the event of an ownership change as defined under I.R.C. code section 382.

        On September 11, 2002 the State of California enacted one of the budget trailer bills that implemented the state's 2002-2003 Budget Bill (A425). The new law suspends the NOL carryover deduction for tax years 2002 and 2003. To compensate for the deduction suspension, the period of availability for those NOL deductions has been extended for two years.

9.     Stockholders' Equity

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

Stock Award/Option Plans/Warrants

        On December 10, 1993, the Company's Board of Directors and shareholders adopted an Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1993 Plan"). Under the 1993 Plan, 801,971 shares of the Company's common stock are reserved for issuance to executives, employees and non-employee directors of the Company at the discretion of the Board of Directors or the committee administering the 1993 Plan. The Compensation Committee of the Board or, in the absence of a Compensation Committee, the Board, has been appointed to administer the 1993 Plan. Options issued under the 1993 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2003, options to purchase 117,181 shares of the Company's common stock were outstanding under the 1993 Plan.

        In January 1994, the Company entered into stock option agreements with two Company officers whereby options to purchase 181,032 shares of the Company's common stock were granted to each of the officers at an exercise price of $0.14 per share (collectively, the "Executive Option Agreements"). As of December 31, 2003, there were no options outstanding under the Executive Option Agreements.

        In June 1997, the Company's Board of Directors adopted and the Company's stockholders approved the Amended and Restated 1996 Long-Term Incentive Plan (the "1996 Plan"), for which 2,000,000 shares of the Company's common stock were reserved for issuance to officers, employees and consultants of the Company. If any award granted under the 1996 Plan expires, terminates or is forfeited before the exercise thereof or the payment in full thereof, the shares covered by the unexercised or unpaid portion will become available for new grants under the 1996 Plan. In June 1998, the Company's Board of Directors adopted and the Company's stockholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 2,500,000. Also in June 1998, in a separate amendment, the Company's Board of Directors and the Company's stockholders approved an amendment to allow all directors of the Company and any subsidiary of the Company to participate in the 1996 Plan. In June 2000, the Company's Board of Directors adopted and the Company's stockholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 2,500,000. In June 2003, the Company's Board of Directors adopted and the Company's shareholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 1,500,000. The Compensation Committee or, in the absence of a Compensation Committee, the Board of Directors, has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2003, options to purchase 5,205,654 shares of the Company's common stock were outstanding under the 1996 Plan.

        In July 1996, the Company's Board of Directors adopted and the Company's stockholders approved the 1996 Non-employee Directors Stock Option Plan (the "Non-employee Directors Plan"), a non-discretionary formula plan for which 120,000 shares of the Company's common stock are reserved for issuance to the Company's non-employee directors. A committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan administers the Non-employee Directors Plan. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three-year period, the first installment vesting on the date of grant. In June 1999, the shareholders approved the Amended and Restated 1996 Non-employee Directors' Stock Option Plan (the "Amended Non-employee Directors Plan"). Among the changes set forth in the Amended Non-employee Directors Plan was to increase by 130,000 the number of shares of common stock that may be issued. In June 2001, the

Company's Board of Directors adopted and the Company's stockholders approved an amendment to the Amended Non-employee Directors Plan to increase the number of shares in the plan by 250,000. As of December 31, 2003, options to purchase 135,000 shares of common stock were outstanding under the Amended Non-employee Directors Plan.

        In connection with the Microsoft Transaction, Microsoft had a three-year warrant to purchase 100,000 shares of common stock of the Company at an exercise price per share of $17.21. The Company's subsidiary, SRSWOWcast, also issued to Microsoft a three-year warrant to purchase up to 2,500,000 shares of its common stock at an price per share of $2.00 as specified in the SRSWOWcast.com, Inc. Common Stock Purchase Warrant Agreement dated March 8, 2000 (the "SRSWOWcast Warrant"). The fair value of these warrants, totaling $2,555,783, was recorded as non-cash stock issuance cost by the Company during fiscal 2000. Fair value was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life—36 months; stock volatility—96%; and risk-free interest rate—6.54%. During the term of both warrant agreements, no shares were purchased and as of December 31, 2003, the warrants had expired.

        The following table summarizes stock option activity under the Company's stock option and warrant plans for the periods indicated:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2001	4,997,414	$5.01
Granted	1,573,000	$2.93
Stock options exercised	(136,800)	$1.35
Forfeited	(1,031,286)	$5.30

Outstanding at December 31, 2001	5,402,328	$4.44
Granted	1,631,400	$2.85
Stock options exercised	(86,670)	$1.52
Forfeited	(922,116)	$4.09

Outstanding at December 31, 2002	6,024,942	$4.11
Granted	561,400	$4.17
Stock options exercised	(473,784)	$3.01
Forfeited	(654,723)	$5.97

Outstanding at December 31, 2003	5,457,835	$3.99

        The weighted average fair value of options granted during 2003, 2002 and 2001 was $4.15, $2.77 and $2.21 respectively. Options granted during 2003 generally vest over terms ranging from three years to five years and the options generally expire in 10 years.

        The following table summarizes information concerning currently outstanding and exercisable options and warrants:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable As of 12/31/2003	Weighted Average Exercise Price
$0.00 - $1.90	1,811	0.7	$0.6900	1,811	$0.6900
$1.91 - $3.80	3,142,478	7.5	$2.9398	1,688,977	$3.0286
$3.81 - $5.70	1,903,107	5.0	$4.9740	1,565,156	$5.0856
$5.71 - $7.60	307,939	5.1	$6.2364	269,064	$6.2244
$7.61 - $9.50	62,500	5.6	$8.5200	49,375	$8.4937
$9.51 - $11.40	20,000	6.4	$10.5625	15,000	$10.5625
$17.10 - $19.00	20,000	6.2	$19.00000	15,000	$19.00000

	5,457,835	6.5	$3.9850	3,604,383	$4.3319

        On March 5, 1999, pursuant to a technology license agreement entered into by the Company and a customer, options were granted to the customer to purchase up to 50,000 shares of common stock at an exercise price of $3.94 per share. The fair value of the grant is being recognized as compensation expense ratably over the vesting period of the options. The Company recognized $0, $2,588 and $13,548 of compensation expense relating to these options in fiscal 2003, 2002, and 2001, respectively. In addition to the 50,000 options granted in 1999, the Company has an obligation to grant up to 200,000 additional options if the customer meets specified performance criteria as defined by the agreement. The exercise price of additional option grants will be the fair market value of the common stock at the date of grant. In addition, during the years ended December 31, 2003, 2002 and 2001, the Company recorded $72,945, $88,725 and $66,502, respectively, of deferred compensation expense related to stock options granted to non-employee contractors.

10.   Sale of Stock by Subsidiary

        On September 29, 2000, the Company's wholly-owned subsidiary SRSWOWcast and certain investors, which included shareholders, directors and an executive officer of the Company, entered into a Series A Preferred Stock and Warrant Purchase Agreement (the "Private Placement Agreement") relating to the purchase and sale of 3,000,000 shares of SRSWOWcast Series A Convertible Preferred Stock ("Preferred Stock") for a purchase price of $2.00 per share or $6,000,000 in the aggregate (the "Private Placement"). Pursuant to the Private Placement Agreement, investors received an immediately exercisable, three year warrant evidencing a right to purchase one-tenth of a share of SRSWOWcast's common stock for each share of Preferred Stock purchased by such investor, exercisable at $2.50 per whole share. The fair value of the warrants was zero at the date of issuance. In accordance with SAB No. 51, "Accounting for Sales of Stock by a Subsidiary", the Company recorded $5,154,995 of additional paid-in capital associated with the Private Placement. In February 2003, the Company completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of SRSWOWcast Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock. As a result of the exchange offer, an intangible asset in the amount of $640,071 was recorded and SRSWOWcast became a wholly owned subsidiary of SRS Labs.

11.   Segment Information

        During 2001, the Company changed the composition of its segments to correspond with how management now assesses the performance of each operating segment. Segment information for 2000, previously two segments, has been restated to conform to the current year presentation. The Company operates its three operating units in the following five business segments: (i) SRS Labs—the licensing of technologies developed by the Company to OEMs and semiconductor manufacturers; (ii) SRS Labs—the sale of consumer products incorporating SRS proprietary technologies; (iii) Valence—the development and marketing of technology either in the form of ASICs or other imbedded custom semiconductor designs; (iv) Valence—the component distribution business; and (v) SRSWOWcast—the sale of hardware and software solutions to the professional and broadcast audio markets. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments, revenue by geographic area and long-lived assets by geographic area:

Business Segments

	SRS Labs		Valence		SRSWOWcast
	Licensing	Products	Semiconductor	Component Distribution	Product and Broadcast	Total
Fiscal 2003
Net revenues	$8,822,357	$9,720	$10,490,935	$221,447	$269,322	$19,813,781
Cost of sales	39,104	9,958	3,681,299	271,802	53,916	4,056,079

Gross margin	$8,783,253	$(238)	$6,809,636	$(50,355)	$215,406	$15,757,702

Fiscal 2002
Net revenues	$8,097,394	$56,961	$9,779,712	$997,857	$69,869	$19,001,793
Cost of sales	64,270	70,663	3,506,525	1,093,862	18,925	4,754,245

Gross margin	$8,033,124	$(13,702)	$6,273,187	$(96,005)	$50,944	$14,247,548

Fiscal 2001
Net revenues	$4,973,584	$189,820	$5,646,724	$4,602,819	$17,983	$15,430,930
Cost of sales	36,082	314,491	2,009,673	4,343,194	110	6,703,550

Gross margin	$4,937,502	$(124,671)	$3,637,051	$259,625	$17,873	$8,727,380

        The following schedule presents the Company's revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee's corporate headquarters. The Americas region includes North, Central and South America.

	Year ended December 31,
Geographic Area Revenue:
	2003	2002	2001
Asia Pacific	$18,328,670	$17,152,465	$13,917,282
Americas	606,141	1,029,773	608,952
Europe	878,970	819,555	904,696

Total	$19,813,781	$19,001,793	$15,430,930

        The following schedule presents the Company's long-lived assets by geographic area:

	December 31,
Geographic Area Long-lived Assets:
	2003	2002
Asia Pacific	$1,307,292	$1,593,895
United States	354,688	341,529

Total	$1,661,980	$1,935,424

12.   Related-Party Transactions

        The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership that is affiliated with a stockholder and officer of the Company. The lease has a term of three years (expiring May 2005), with an option to extend the term for an additional three years thereafter through May 31, 2008. We paid the Partnership rent of $208,260 during 2003, $198,900 during 2002 and $182,520 during 2001. See Note 7.

        As described in Note 10, certain shareholders, directors and an executive officer of the Company purchased preferred shares issued by a subsidiary of the Company. See Note 1.

13.   Employee Benefit Plan

        The Company's employees based in the United States may participate in a salary deferral plan (the "401(k) Plan") in which eligible employees can contribute up to 15% of their eligible compensation. The Company also may contribute on a discretionary basis. During the years ended December 31, 2003, 2002, and 2001, the Company contributed $81,815, $67,165 and $60,114, respectively to the 401(k) Plan.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Deductions	Balance at End of Period
For the year ended December 31, 2003:
Allowance for doubtful accounts	$49,049	$38,839	$(260)	$87,628

Inventory reserve	$857,986	$48,686	$(38,749)	$867,923

For the year ended December 31, 2002:
Allowance for doubtful accounts	$68,888	$22,220	$(42,059)	$49,049

Inventory reserve	$679,052	$490,666	$(311,732)	$857,986

For the year ended December 31, 2001:
Allowance for doubtful accounts	$995,599	$50,240	$(976,951)	$68,888

Inventory reserve	$757,185	$113,920	$(192,053)	$679,052

QuickLinks

SRS LABS, INC. ANNUAL REPORT ON FORM 10-K Table of Contents
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  PART I
  Item 1. Business
  Item 1A. Executive Officers of the Registrant
  Item 2. Properties
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
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
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