Form 10-Q
period 2004-03-31
SRS LABS INC
filed 2004-05-14
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of April 30, 2004, 14,415,984 of the issuer’s common stock, par value $.001 per share, were outstanding. In addition, as of April 30, 2004, 225,300 shares of the issuer’s common stock were held as treasury shares.

SRS LABS, INC.

Form 10-Q

For the Period Ended March 31, 2004

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SRS LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,392,955	$12,795,620
Accounts receivable, net	783,960	1,230,423
Inventories, net	714,298	753,020
Prepaid expenses and other current assets	1,180,440	1,073,696
Deferred income taxes	23,406	23,406

Total Current Assets	23,095,059	15,876,165

Investments available for sale	5,339,428	10,490,210
Furniture, fixtures & equipment, net	1,750,476	1,661,980
Goodwill, net	533,031	533,031
Intangible assets, net	2,711,664	2,736,810
Deferred income taxes	209,673	193,134

Total Assets	$33,639,331	$31,491,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$946,809	$1,503,851
Accrued liabilities	1,817,275	1,606,069
Income taxes payable	538,000	430,949

Total Current Liabilities	3,302,084	3,540,869

Commitments and contingencies

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 14,255,893 and 13,682,282 shares issued; and 14,030,593 and 13,456,982 shares outstanding at March 31, 2004 and December 31, 2003, respectively	14,256	13,683
Additional paid in capital	60,586,595	58,423,249
Accumulated other comprehensive loss	(248,408)	(336,346)
Accumulated deficit	(29,296,595)	(29,431,524)
Treasury stock at cost, 225,300 shares at March 31, 2004 and at December 31, 2003	(718,601)	(718,601)

Total Stockholders’ Equity	30,337,247	27,950,461

Total Liabilities and Stockholders’ Equity	$33,639,331	$31,491,330

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues:
Semiconductor	$2,415,718	$1,764,080
Licensing	2,927,327	2,706,294
Total revenues	5,343,045	4,470,374

Cost of sales	908,871	669,568

Gross margin	4,434,174	3,800,806

Operating expenses:
Sales and marketing	1,535,908	1,352,490
Research and development	1,208,687	1,081,215
General and administrative	1,554,197	1,314,610

Total operating expenses	4,298,792	3,748,315

Income from operations	135,382	52,491

Other income, net	237,450	164,126
Minority interest	—	5,430

Income before income tax expense	372,832	222,047

Income tax expense	237,903	179,513

Net income	$134,929	$42,534

Net income per common share:

Basic	$0.01	$0.00

Diluted	$0.01	$0.00

Weighted average shares used in the calculation of net income per common share:
Basic	13,746,521	12,798,238

Diluted	16,679,373	12,983,526

 See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total	Comprehensive Income for the Periods Ended
	Shares	Amount

BALANCE, Dec. 31, 2003	13,456,982	$13,683	$58,423,249	$(336,346)	$(29,431,524)	$(718,601)	$27,950,461
Proceeds from exercise of stock options	573,611	573	2,149,746	—	—	—	2,150,319
Deferred stock option compensation	—	—	13,600	—	—	—	13,600
Unrealized gain on investments available for sale, net of tax	—	—	—	87,938	—	—	87,938	(87,938)
Net income	—	—	—	—	134,929	—	134,929	134,929

BALANCE, March 31, 2004	14,030,593	$14,256	$60,586,595	$(248,408)	$(29,296,595)	$(718,601)	$30,337,247	$222,867

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash Flows From Operating Activities:
Net income	$134,929	$42,534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	310,867	286,115
Minority interest	—	(5,430)
Provision for doubtful accounts	69,603	(8,804)
Provision for obsolete inventory	(67,977)	27,108
Deferred taxes	(16,539)	2,308
Amortization on premium on investments available for sale	3,094	—
Increase in deferred stock option compensation	13,600	18,236
Loss on disposition of furniture, fixtures and equipment	31	—
Impairment on intangible assets	3,431	—
Changes in operating assets and liabilities:
Accounts receivable	376,860	162,943
Inventories	106,698	(74,819)
Prepaid expenses and other current assets	(106,744)	54,572
Accounts payable	(557,042)	(195,427)
Accrued liabilities	211,205	(632,510)
Income taxes payable	107,051	(17,724)

Net cash provided by (used in) operating activities	589,069	(340,898)

Cash Flows From Investing Activities:
Purchase of furniture, fixtures & equipment	(273,889)	(120,843)
Purchase of investments available for sale	—	(10,539,580)
Proceeds from sale of investments available for sale	5,235,626	8,545,113
Expenditures related to patents and intangible assets	(103,790)	(52,008)

Net cash provided by (used in) investing activities	4,857,947	(2,167,318)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,150,319	13,125

Net cash provided by financing activities	2,150,319	13,125

Net Increase (Decrease) in Cash and Cash Equivalents	7,597,335	(2,495,091)
Cash and Cash Equivalents, Beginning of Period	12,795,620	15,720,860

Cash and Cash Equivalents, End of Period	$20,392,955	$13,225,769

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$211,961	$209,491
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized gain (loss) on investments, net	$87,938	$(85,214)
Issuance of Common stock for minority interest	$—	$960,012

See accompanying notes to the condensed interim consolidated financial statements

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2004

1.                                      General/Basis of Presentation

SRS Labs is a leading developer and provider of application specific integrated circuits (“ASICs”), standard integrated circuits (“ICs”) and audio and voice technology solutions for the home theater, portable audio, wireless, computer, game, automotive, broadcast, Internet and telecommunications markets.  The Company operates in the following two business segments:

Licensing:  Through SRS Labs, the parent company, and its wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies (“SRSWOWcast”) (collectively “SRS Labs”),  the licensing segment develops and licenses audio and voice technology solutions to many of the world’s leading original equipment manufacturers (“OEMs”), software providers and semiconductor companies, as well as licenses and markets hardware and software products for the Internet and professional audio markets.

Semiconductor:  Through SRS Labs, Inc.’s wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”), the semiconductor segment develops, designs and markets custom and standard technology solutions in the form of analog, digital signal processors (“DSPs”) , mixed signal, application specific integrated circuits (“ASICs”) or other imbedded custom semiconductor designs to OEMs, primarily in the Asia Pacific region.

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiaries, including Valence and SRSWOWcast.

The accompanying condensed interim consolidated financial statements have been prepared by the Company without audit in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The Company previously reported five business segments  (see note 11). Certain accounts have been reclassified from that previously reported to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.             Capitalization of software development costs

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided that capitalized amounts will be realized over a period not exceeding five years. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized to cost of sales using the straight-line method on a product-by-product basis over the estimated life, which is generally three years. To the extent that amounts capitalized for R&D become impaired due to a decline in demand or the introduction of new technology, such amounts will be written-off. All other research and development expenditures are charged to research and development expense in the period incurred.

Capitalized software as of March 31, 2004 and December 31, 2003 is as follows:

	March 31, 2004	December 31, 2003
Capitalized software	$405,615	$342,760
Accumulated amortization	(111,381)	(96,401)
Capitalized software, net	$294,234	$246,359

The Company’s weighted average amortization period for capitalized software is approximately 5 years. The following table shows the estimated amortization expense for those assets for each of the five succeeding fiscal years.

Year ending December 31,	Estimated Expense
2004	$84,053
2005	83,662
2006	78,341
2007	39,057
2008	9,121

3.                                      Goodwill and Intangible Assets

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

SRSWOWcast develops and markets professional software and hardware products and consumer software plugins that incorporate proprietary audio enhancement, voice and surround sound technologies. SRS Labs, as the majority shareholder has consistently included the results of SRSWOWcast in all of the previously reported consolidated financial statements. The acquisition was a strategic initiative, which allows the Company to own 100% of the rights to the license of the Circle Surround technology. Full ownership of the technology license will aid in the deployment and marketing of such and will help the Company to compete more effectively.

The following table summarizes the stated values of the assets acquired and liabilities assumed at the date of acquisition:

Current Assets	$324,002
Property & Equipment	3,774
Current Liabilities	(7,835)
Intangible Assets	640,071
Purchase Price	$960,012

Current assets primarily consisted of cash, accounts receivable and prepaid expenses and current liabilities were valued at stated value. Property and equipment was valued at net book value. The $640,071 of acquired intangible assets was assigned to a license agreement between SRS Labs, Inc and SRSWOWcast, which is being amortized over 10 years.

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

In accordance with SFAS No. 142, all of the Company’s intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is evaluated to determine if fair value of the asset has decreased below its carrying value. At December 31, 2003, the Company evaluated goodwill and determined that no adjustment to impair goodwill was necessary.

Goodwill and intangible assets consist of the following:

	March 31, 2004	December 31, 2003
Goodwill, net	$533,031	$533,031
Patents	1,795,508	1,760,236
Accumulated amortization	(780,607)	(739,792)
Patents, net	1,014,901	1,020,444
Other intangibles	5,956,085	5,893,229
Accumulated amortization	(4,259,322)	(4,176,863)
Other intangibles, net (including software development costs — see note 2)	1,696,763	1,716,366
Goodwill and intangible assets, net	$3,244,695	$3,269,841

Amortization periods range from three to eleven years depending on the estimated useful life of the asset.

Amortization expense consists of the following:

	Three months ended March 31,
	2004	2003

Goodwill and assembled workforce	$—	$—
Patents	40,815	35,013
Other intangibles	84,690	65,451
Total amortization expense	$125,505	$100,464

The Company’s weighted average amortization period for patents and other intangibles is approximately 10 years. The following table shows the estimated amortization expense for those assets for the current year and each of the four succeeding fiscal years:

Year ending December 31,	Estimated expense

2004	$533,773
2005	$526,416
2006	$508,613
2007	$424,943
2008	$212,520
Thereafter	$1,038,435

4.                                      Investments Available for Sale

The Company has classified its investments as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table summarizes the Company’s investment securities available for sale:

	March 31, 2004	December 31, 2003

Cost	$5,506,534	$10,745,254
Unrealized loss	(167,106)	(255,044)
Estimated fair value	$5,339,428	$10,490,210

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	March 31, 2004		December 31, 2003
	Cost	Estimated Fair Value	Cost	Estimated Fair Value

U.S. Government securities available for sale:
Due in one to five years	$5,506,534	$5,339,428	$10,745,254	$10,490,210

The following table summarizes sales of available-for-sale securities for the quarters ended March 31, 2004 and 2003. Specific identification was used to determine costs in computing realized gains or losses.

	Quarter Ended March 31,
	2004	2003
Proceeds from sale	$5,235,626	$8,545,113
Realized gains	139,375	31,286
Realized losses	—	—

5.                                      Inventories

Inventories, which consist of finished goods, are stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method and is comprised of material costs and, where applicable, subcontracting and overhead costs that have been incurred in bringing the inventories to their present location and condition. Net realizable value represents the estimated selling price less costs to be incurred in selling and distribution. Market is determined by comparison with recent purchases or net realizable value. Net realizable value is based on forecasts for sales of the Company’s products in the ensuing years. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.

6.                                      Minority Interest

Minority interest in consolidated subsidiary represents the minority stockholders’ proportionate share of the equity of SRSWOWcast, which was approximately 13% at December 31, 2002. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock. As a result of the exchange offer, an intangible asset in the amount of $640,071 for a 10-year license agreement was recorded and SRSWOWcast became a wholly-owned subsidiary of SRS Labs.  The proforma effect of the transaction as if it had occurred at the beginning of the quarter ended March 31, 2003 would have been immaterial.

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

Basic and diluted net income per share computed in accordance with SFAS 128 for the three months ended March 31, are as follows:

	For the three months ended March 31,
	2004	2003

BASIC EPS
Net income	$134,929	$42,534
Denominator: weighted average common shares outstanding	13,746,521	12,798,238
Net income per share—basic	$0.01	$0.00

DILUTED EPS
Net income	$134,929	$42,534
Denominator: weighted average common shares outstanding	13,746,521	12,798,238
Common equivalent shares outstanding:
Options	2,932,852	185,288
Total diluted shares	16,679,373	12,983,526
Net income per share—diluted	$0.01	$0.00

There were 40,000 and 4,237,038 potentially dilutive options outstanding for the quarters ending March 31, 2004 and 2003, respectively, that were not included in the table above because they would be anti-dilutive.

8.                                      Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.” Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three months ended March 31, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been decreased to the pro forma amounts indicated below:

	For the three months ended March 31,
	2004	2003

Net income (attributable to common shareholder)—as reported	$134,929	$42,534
Add: stock based employee compensation expense included in reported net income, net of tax effect	8,160	10,942
Less fair value of stock-based employee compensation expense	(393,669)	(528,674)
Net loss (attributable to common shareholder)—pro forma	$(250,580)	$(475,198)
Net income (loss) per share:
Basic, as reported	$0.01	$0.00
Basic, pro forma	$(0.02)	$(0.04)
Diluted, as reported	$0.01	$0.00
Diluted, pro forma	$(0.02)	$(0.04)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter ended March 31, 2004.

Risk free interest rate	2.85%
Expected life	5 years
Expected volatility	74%

Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

9.                                      Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company has contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies the expected contractual obligations and commitments subsequent to December 31, 2003:

Year ending December 31,	Facility	Facility-Related Party	Office Equipment	Total
2004	$138,333	$210,600	$10,504	$359,437
2005	145,250	87,750	7,030	240,030
2006	159,083	—	6,534	165,617
2007	—	—	6,534	6,534
2008	—	—	2,995	2,995
	$442,666	$298,350	$33,597	$774,613

10.                               Stockholders’ Equity

On May 9, 2002, the Company’s Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company’s common stock for a period from May 10, 2002 to November 10, 2002 (the “2002 Repurchase Program”). As of March 31, 2004, 225,300 shares had been repurchased at a cost of $718,601 under the 2002 Repurchase Program. All repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

11.                               Segment Information

The Company operates two business segments – licensing and semiconductors.  In 2003, the Company reported its revenues in the following five segments: licensing; semiconductors; component distribution; product sales; and Internet and broadcast.  In 2004, the Company decided to reduce its segments because of the materiality of the revenues attributable to the other three segments; accordingly, we have condensed the revenues of the deleted segments into the two current segments.  Segment information for the 2003 segments has been restated to conform to the current year presentation.  Revenue from the component distribution segment will now be reported in the semiconductor segment and revenues from product sales and internet and broadcast segments will now be reported in the licensing segment The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments:

	Valence Semiconductor	SRS Labs Licensing	Total
Three Months Ended March 31, 2004
Total revenues	$2,415,718	$2,927,327	$5,343,045
Cost of sales	(882,734)	(26,137)	(908,871)

Gross margin	$1,532,984	$2,901,190	$4,434,174

Three Months Ended March 31, 2003
Total revenues	$1,764,080	$2,706,294	$4,470,374
Cost of sales	(642,587)	(26,981)	(669,568)

Gross margin	$1,121,493	$2,679,313	$3,800,806

The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which the product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Three Months Ended March 31,
	2004	2003
Geographic Area Revenue:

Asia Pacific	$4,414,000	$4,020,933
Americas	785,612	417,850
Europe	143,433	31,591

Total	$5,343,045	$4,470,374

12.                               Recent Accounting Pronouncements

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

In April 2003, the FSAB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations, financial position or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”), the audited consolidated financial statements and the notes thereto included in the Form 10-K and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

Overview

SRS Labs is a leading developer and provider of application specific integrated circuits (“ASICs”), standard integrated circuits (“ICs”) and audio and voice technology solutions for the home theater, portable audio, wireless, computer, game, automotive, broadcast, Internet and telecommunications markets. The Company operates in the following two business segments:

Licensing:  Through SRS Labs, the parent company, and its wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies (“SRSWOWcast”) (collectively “SRS Labs”),  the licensing segment develops and licenses audio and voice technology solutions to many of the world’s leading original equipment manufacturers (“OEMs”), software providers and semiconductor companies, as well as licenses and markets hardware and software products for the Internet and professional audio markets.

Semiconductor:  Through SRS Labs, Inc.’s wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”), the semiconductor segment develops, designs and markets custom and standard technology solutions in the form of analog, digital signal processors (“DSPs”) , mixed signal, application specific integrated circuits (“ASICs”) or other imbedded custom semiconductor designs to OEMs, primarily in the Asia Pacific region.

In 2003, the Company reported its revenues in the following five segments: licensing; semiconductors; component distribution; product sales; and Internet and broadcast.  In 2004, the Company decided to reduce its segments because of the materiality of the revenues attributable to the other three segments.  Revenue from the component distribution segment will now be reported in the semiconductor segment and revenues from product sales and internet and broadcast segments will now be reported in the licensing segment as used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiaries, including Valence and SRSWOWcast.

We have determined that the most effective strategy for the creation of stable and sustainable revenue growth is to diversify our revenue base.  In our licensing segment, our goal is to diversify our revenue base from our historical concentration in home theater.  We believe that the mobile phone, portable audio, PC and automotive areas within the consumer electronics market present new high volume, high growth opportunities for application of our audio technologies.  Our diversification strategy also extends to our semiconductor segment in which we have refocused our team away from the heavy concentration on custom application specific projects for a few customers.  We are now also focused on marketing our standard branded chips, including new chips that embed SRS Labs’ technologies, with particular attention toward the large manufacturing market in China.

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations; and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the matters that are inherently uncertain. Our most critical accounting estimates include valuation of accounts receivable, which impacts operating expenses; valuation of inventory, which impacts gross margin; valuation of intangible assets and capitalization of software, which primarily impacts operating expenses when we impair assets or accelerate their depreciation; and recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon specific customer circumstances, current economic trends, historical experience and the age of past due receivables. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Unanticipated changes in the liquidity or financial position of our customers may require additional provisions for doubtful accounts.

Inventory

Inventory is stated at the lower of cost or net realizable value. We periodically assess our inventory for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventory based on backlog, product pricing, the ability to liquidate or sell older inventory and the impact of introducing new products. If actual market conditions or our customer’s product demands are less favorable than those projected, additional provisions may be required.

Intangible Assets & Capitalization of Software

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. For fiscal 2003, an independent valuation of goodwill and other intangibles was performed. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our adoption of SFAS 142. However, no assurances can be given that future evaluation of goodwill will not result in charges as a result of future impairment.

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” we capitalize software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided that capitalized amounts will be realized over a period not exceeding five years. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized to cost of sales using the straight-line method on a product-by-product basis over the estimated life, which is generally three years. To the extent that amounts capitalized for R&D become impaired due to a decline in demand or the introduction of new technology, such amounts will be written-off. All other research and development expenditures are charged to research and development expense in the period incurred.

Income Taxes

In preparing our consolidated financial statements, we go through a process to estimate our income taxes in each of the countries in which we operate. The process includes an assessment of the current tax expense, the results from tax examinations and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheet. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or SFAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the reliability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2003, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on certain deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry forward period available under the tax law and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in either a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

Semiconductor revenues consists of (a) design fees relating to, and sales of, application specific integrated circuits (“ASIC”) for third parties by Valence to original equipment manufacturers (“OEMs”); and  (b) sales of general purpose integrated circuits (“ICs”) designed by Valence under the brand name ASP.  Licensing revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  License and royalty agreements generally provide for the license of technologies for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Also included in licensing revenue are revenues generated from the sale of hardware and software applications into the broadcast audio markets.

Total revenues for the three months ended March 31, 2004 were $5,343,045 compared to $4,470,374 for the three months ended March 31, 2003, an increase of $872,671 or 19.5%.  Semiconductor revenues were $2,415,718 for the three months ended March 31, 2004 compared to $1,764,080 for the three months ended March 31, 2003, an increase of $651,638 or 36.9%. This increase was attributable to increased sales of ASIC chips in the PC peripheral and healthcare markets and the increase in ASP chips sales to the TV and portable audio products markets.  Licensing revenues were $2,927,327 for the three months ended March 31, 2004, compared to $2,706,294 for the three months ended March 31, 2003, an increase of $221,033 or 8.2%.  This increase was attributable to the continuation of the sales growth in the consumer electronics markets, specifically, home entertainment products, mobile phones, and portable audio products.  Licensing revenue was also positively impacted during the period by a licensee who paid an upfront technology transfer fee of $250,000 in addition to an ongoing per unit royalty from products sold.

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margins are dependent on the mix of products sold, services provided and royalties earned. The gross margin percentage for the three months ended March 31, 2004 decreased to 83.0% as a percentage of total revenue as compared to 85% for the three months ended March 31, 2003. The decrease in gross margin was primarily due to the sales mix between semiconductor and licensing.  Gross margins for the semiconductor business for the quarter ended March 31, 2004 were 63.5% compared to 63.6% for the same period in 2003. Semiconductor revenues accounted for 45% of total revenues for the quarter ended March 31, 2004 compared to 40% for the same period in 2003. Gross margins for the licensing business for the quarter ended March 31, 2004 were 99.1% compared to 99.0% for the same period in 2003. Licensing revenues accounted for 55% the quarter ended March 31, 2004 compared to 60% for the same period in 2003.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,535,908 for the three months ended March 31, 2004 compared to $1,352,490 for the same prior year period, an increase of $183,418 or 13.6%. The net increase in sales and marketing expenses for the three months ended March 31, 2004 is attributable primarily to investments in branding and promotion of our technologies and products in new markets designed to increase future revenues and co-promotional activities with our licensees.  As a percentage of total revenues, sales and marketing expenses decreased from 30.3% for the quarter ended March 31, 2003, to 28.7% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,208,687 for the three months ended March 31, 2004 compared to $1,081,215 for the same prior year period, an increase of $127,472 or 11.8%. The increase in research and development costs is primarily due to the addition of research and development personnel added in the fourth quarter of 2003.  As a percentage of total revenues, research and development expenses decreased from 24.2% for the quarter ended March 31, 2003, to 22.6% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,554,197 for the three months ended March 31, 2004 compared to $1,314,610 for the same prior year period, an increase of $239,587 or 18.2%. The increase was primarily attributable to increased professional fees and public company expenses.  As a percentage of total revenues, G&A expenses decreased from 29.4% for the quarter ended March 31, 2003, to 29.1% for the same period this year.

Income (Loss) From Operations

Income from operations increased by $82,891 to $135,382 for the quarter ended March 31, 2004, as compared to $52,491 for the quarter ended March 31, 2003.  The increase in income from operations is due to an increase in gross profit of $633,369, partially offset by an increase in sales and marketing, research and development and general and administrative expenses of $550,477.

Other Income, Net

Other income, net, consists primarily of interest income, gain or (loss) on sale of securities, interest expense and foreign currency transaction gains and losses. Other income, net, was $237,450 for the three months ended March 31, 2004, compared to $164,126 for the same prior year period, an increase of $73,324 or 44.7%. The increase is primarily attributable to investment gains from sales of US Treasury in 2004.

Minority Interest

Minority interest represents the minority shareholders’ proportionate share of losses in SRSWOWcast. For the quarter ended March 31, 2004, minority interest was $0 compared to $5,430 for the same period in 2003, a decrease of $5,430. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all of the outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Provision for Income Taxes

The income tax expense for the three months ended March 31, 2004 was $237,903, compared to tax expense of $179,513 for the same prior year period, an increase of $58,390 or 32.5%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings and taxes paid on profits in Hong Kong at the rate of 17.5%.  The increase in income tax for the quarter ended March 31, 2004 was attributable to higher profits in Hong Kong.

Liquidity and Capital Resources

The Company’s principal source of liquidity to fund ongoing operations at March 31, 2004 consisted of cash, cash equivalents and long-term investments aggregating $25,732,383.  At March 31, 2003, the Company had cash and cash equivalents of $20,392,955 and long-term investments of $5,339,428. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA.

Cash and cash equivalents increased $7,597,335 during the first quarter of 2004 to $20,392,955.  The increase was primarily due to the net cash provided by operating activities of $589,069, investing activities from the sale of long-term investments of $5,235,626 and financing activities from the exercise of stock options of $2,150,319 partially offset by net cash used for capital expenditures and patents of $377,679.

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

In April 2003, the FSAB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant effect on the Company’s financial position, results of operations, or cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations, financial position or cash flows.

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

Declining prices of consumer electronic products could put pressure on our licensing fees that are charged to the manufacturers. Also, given the current economic environment, consumer spending on DVD players and other home electronic products may not increase as expected. Such declines in consumer spending, should they occur, and continued decreases in consumer product pricing for electronic goods may have a significant negative impact on our financial results. The Company’s strategy is to diversify its customer base in an effort to decrease the impact from the loss of a particular customer, product segment or change in market trend.

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

We are exposed to risks in our Valence business related to product fabrication outsourcing to third parties

Valence is a “fabless” semiconductor company meaning that Valence designs, develops and markets our selection of custom and standard integrated circuits but we rely on third party contractors to manufacture, assemble and test our products. Currently, there is a shortage of foundry capacity, which is affecting the semiconductor industry.  Although we believe our relationships are generally good, we do not have long-term supply agreements with our third-party vendors and they are not obligated to perform services or supply products to us for any particular period or in any particular quantities, except as provided in each separate purchase order accepted by them. The increased demand for our products coupled with the demand for foundry services, is, and will continue to be for the foreseeable future, a challenge for us.  In these times of high demand, there are significant risks associated with our reliance on third-party vendors including: reallocation of capacity to other customers, potential price increases, delays and interruptions in order deliveries, reduced control over product quality and increased risk of misappropriation of intellectual property.

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

We are exposed to currency fluctuations and instability in the Asian markets

We expect that international sales will continue to represent a significant portion of our total revenues. To date, all of our licensing revenues have been denominated in U.S. dollars and most costs have been incurred in U.S. dollars. It is our expectation that licensing revenues will continue to be denominated in U.S. dollars for the foreseeable future. Because Valence’s business is primarily focused in Asia and because of our anticipated expansion of business in the PRC and other parts of Asia, our consolidated results of operations and financial position could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which the products are sold.  In addition, our valuation of assets recorded as a result of the Valence acquisition may also be adversely impacted by the currency fluctuations relative to the U.S. dollar.  We intend to actively monitor our foreign exchange exposure and to implement strategies to reduce our foreign exchange risk at such time that we determine the benefits of such strategies outweigh the associated costs. However, there is no guarantee that we will take steps to insure against such risks, and should such risks occur, there is no guarantee that we will not be significantly impacted.  Countries in the Asia Pacific region have experienced weakness in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for Valence’s products, the U.S. dollar value of the Company’s and its subsidiaries’ foreign currency denominated sales, the availability and supply of product components to Valence and ultimately, our consolidated results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our President and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report and, based on this evaluation, have concluded that our disclosure controls and procedures were (a) designed to ensure that material information relating to us, including our consolidated subsidiaries is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities; and (b) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls.  In connection with the above-referenced evaluation, no change in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

The exhibits listed below are hereby filed with the Securities and Exchange Commission (the “SEC”) as part of this Report.

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

(b)                                 Reports on Form 8-K.

On March 25, 2004, we filed with the SEC a Current Report on Form 8-K dated March 25, 2004 announcing our operating results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC., a Delaware corporation

Date: May 14, 2004	By:	/s/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2004	By:	/s/ JANET M. BISKI
Janet M. Biski
Chief Financial Officer
(Principal Financial and Accounting Officer)