Form 10-Q
period 2004-06-30
SRS LABS INC
filed 2004-08-16
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of July 19, 2004, 14,438,747 shares of the issuer’s common stock, par value $.001 per share, were outstanding. In addition, as of July 19, 2004, 225,300 shares of the issuer’s common stock were held as treasury shares.

SRS LABS, INC.

Form 10-Q

For the Period Ended June 30, 2004

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SRS LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$21,297,168	$12,795,620
Accounts receivable, net	1,302,283	1,230,423
Inventories, net	783,990	753,020
Prepaid expenses and other current assets	1,319,489	1,073,696
Deferred income taxes	23,406	23,406

Total Current Assets	24,726,336	15,876,165

Investments available for sale	5,148,343	10,490,210
Furniture, fixtures and equipment, net	1,853,928	1,661,980
Goodwill	533,031	533,031
Intangible assets, net	2,736,651	2,736,810
Deferred income taxes	213,262	193,134

Total Assets	$35,211,551	$31,491,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,387,929	$1,503,851
Accrued liabilities	1,873,690	1,606,069
Income taxes payable	688,130	430,949

Total Current Liabilities	3,949,749	3,540,869

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 14,438,747 and 13,682,282 shares issued; and 14,213,447 and 13,456,982 shares outstanding at June 30, 2004 and December 31, 2003, respectively	14,439	13,683
Additional paid-in capital	61,450,865	58,423,249
Accumulated other comprehensive loss	(436,399)	(336,346)
Accumulated deficit	(29,048,502)	(29,431,524)
Treasury stock at cost, 225,300 shares at June 30, 2004 and December 31, 2003	(718,601)	(718,601)

Total Stockholders’ Equity	31,261,802	27,950,461

Total Liabilities and Stockholders’ Equity	$35,211,551	$31,491,330

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Semiconductor	$2,932,495	$2,513,320	$5,348,213	$4,277,400
Licensing	2,485,404	2,012,526	5,412,731	4,718,820
Total revenues	5,417,899	4,525,846	10,760,944	8,996,220

Cost of sales	1,086,440	900,565	1,995,311	1,570,133

Gross margin	4,331,459	3,625,281	8,765,633	7,426,087

Operating expenses:
Sales and marketing	1,241,676	1,271,097	2,777,584	2,623,587
Research and development	1,144,926	970,123	2,353,613	2,051,338
General and administrative	1,484,299	1,210,033	3,038,496	2,524,643

Total operating expenses	3,870,901	3,451,253	8,169,693	7,199,568

Income from operations	460,558	174,028	595,940	226,519

Other income, net	98,774	118,604	336,224	282,730
Minority interest	—	—	—	5,430

Income before income tax expense	559,332	292,632	932,164	514,679

Income tax expense	311,239	326,514	549,142	506,027

Net income (loss)	$248,093	$(33,882)	$383,022	$8,652

Net income per common share:

Basic	$0.02	$0.00	$0.03	$0.00

Diluted	$0.02	$0.00	$0.02	$0.00

Weighted average shares used in the calculation of net income per common share:
Basic	14,175,127	12,993,305	13,960,824	12,896,338

Diluted	15,348,428	12,993,305	16,267,317	13,142,519

 See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)

			Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive Income for the Periods
	Common Stock
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total	Ended

BALANCE, Dec. 31, 2003	13,456,982	$13,683	$58,423,249	$(336,346)	$(29,431,524)	$(718,601)	$27,950,461	$—
Proceeds from exercise of stock options	573,611	573	2,149,746	—	—	—	2,150,319	—
Deferred stock option compensation	—	—	13,600	—	—	—	13,600	—
Unrealized gain on investments available for sale, net of tax	—	—	—	87,938	—	—	87,938	87,938
Net income	—	—	—	—	134,929	—	134,929	134,929

BALANCE, March 31, 2004	14,030,593	$14,256	$60,586,595	$(248,408)	$(29,296,595)	$(718,601)	$30,337,247	$222,867
Proceeds from exercise of stock options	182,854	183	837,669	—	—	—	837,852	—
Deferred stock option compensation	—	—	26,601	—	—	—	26,601	—
Unrealized loss on investments available for sale, net of tax	—	—	—	(187,991)	—	—	(187,991)	(187,991)

Net income	—	—	—	—	248,093	—	248,093	248,093

BALANCE June 30,2004	14,213,447	$14,439	$61,450,865	$(436,399)	$(29,048,502)	$(718,601)	$31,261,802	$282,969

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash Flows From Operating Activities:
Net income	$383,022	$8,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	622,288	561,519
Minority interest	—	(5,430)
Provision (Benefit) for doubtful accounts	84,564	(3,894)
(Benefit) Provision for obsolete inventory	(57,451)	17,541
Deferred taxes	(20,128)	(10,769)
Amortization of premium on investments available for sale	6,188	—
Increase in deferred stock option compensation	40,201	36,472
Loss on disposition of furniture, fixtures and equipment	31	—
Impairment on intangible assets	3,431	—
Changes in operating assets and liabilities:
Accounts receivable	(156,424)	147,834
Inventories	26,481	(82,953)
Prepaid expenses and other current assets	(245,793)	35,782
Accounts payable	(115,922)	(8,978)
Accrued liabilities	267,620	(590,213)
Income taxes payable	257,181	109,199

Net cash provided by operating activities	1,095,289	214,762

Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(569,688)	(212,932)
Purchase of investments available for sale	—	(15,754,116)
Proceeds from sale of investments available for sale	5,235,626	16,862,523
Expenditures related to patents and intangible assets	(247,850)	(95,807)

Net cash provided by investing activities	4,418,088	799,668

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,988,171	52,146

Net cash provided by financing activities	2,988,171	52,146

Net Increase in Cash and Cash Equivalents	8,501,548	1,066,576
Cash and Cash Equivalents, Beginning of Period	12,795,620	15,720,860

Cash and Cash Equivalents, End of Period	$21,297,168	$16,787,436

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$360,741	$379,581
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized loss on investments, net	$(100,053)	$(92,818)
Issuance of Common stock for minority interest	$—	$960,012

See accompanying notes to the condensed interim consolidated financial statements

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2004

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

Semiconductor:  Through SRS Labs, Inc.’s wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”), the semiconductor segment develops, designs and markets standard and custom, application specific technology solutions in the form of analog, digital signal processors (“DSPs”), and mixed signal, integrated circuits primarily to original equipment manufacturers (“OEMs”), in the Asia Pacific region.

Licensing:  Through SRS Labs, the parent company, and its wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies (“SRSWOWcast”), the licensing segment develops and licenses audio and voice technology solutions to many of the world’s leading OEMs, software providers and semiconductor companies, and licenses and markets hardware and software products for the Internet and professional audio markets.

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

2.                                      Capitalization of software development costs

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided that capitalized amounts will be realized over a period not exceeding five years. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized to cost of sales using the straight-line method on a product-by-product basis over the estimated life, which is generally three years. To the extent that amounts capitalized for research and development become impaired due to a decline in demand or the introduction of new technology, such amounts will be written-off. All other research and development expenditures are charged to research and development expense in the period incurred.

Capitalized software as of June 30, 2004 and December 31, 2003 is as follows:

	June 30, 2004	December 31, 2003
Capitalized software	$464,015	$342,760
Accumulated amortization	(139,046)	(96,401)
Capitalized software, net	$324,969	$246,359

The Company’s weighted average amortization period for capitalized software is approximately 5 years. The following table shows the estimated amortization expense for those assets for the current year and each of the four succeeding fiscal years.

Year ending December 31,	Estimated Expense
2004	$90,913
2005	94,419
2006	83,376
2007	39,338
2008	14,522
Thereafter	2,401

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

SRSWOWcast develops and markets professional software and hardware products and consumer software plugins that incorporate proprietary audio enhancement and voice and surround sound technologies. SRS Labs, as the majority shareholder, has consistently included the results of SRSWOWcast in all of the previously reported consolidated financial statements. The acquisition to acquire all of the outstanding common stock of SRSWOWcast was a strategic initiative, which we believe will allow us to better deploy and market the Circle Surround technology and compete with other competitors.  SRSWOWcast holds an exclusive license to use the Circle Surround technology.

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

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on at least an annual basis. Identifiable intangible assets are amortized over a determinable useful life.

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

Goodwill and intangible assets consist of the following:

	June 30, 2004	December 31, 2003
Goodwill	$533,031	$533,031
Patents	1,881,168	1,760,236
Accumulated amortization	(804,536)	(739,792)
Patents, net	1,076,632	1,020,444
Other intangibles	6,014,485	5,893,229
Accumulated amortization	(4,354,466)	(4,176,863)
Other intangibles, net (including software development costs — see note 2)	1,660,019	1,716,366
Goodwill and intangible assets, net	$3,269,682	$3,269,841

Amortization periods range from three to eleven years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Patents	$23,929	$35,913	$64,744	$70,926
Other intangibles	95,144	57,477	177,603	122,928
Total amortization expense	$119,073	$93,390	$242,347	$193,854

The Company’s weighted average amortization period for patents and other intangibles is approximately 10 years. The following table shows the estimated amortization expense for those assets for the current year and each of the four succeeding fiscal years:

Year ending December 31,	Estimated expense

2004	$558,037
2005	$558,683
2006	$540,112
2007	$409,439
2008	$156,604

4.                                      Investments Available for Sale

The Company has classified its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table summarizes the Company’s investment securities available for sale:

	June 30, 2004	December 31, 2003

Cost	$5,503,440	$10,745,254
Unrealized loss	(355,097)	(255,044)
Estimated fair value	$5,148,343	$10,490,210

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	June 30, 2004		December 31, 2003
	Cost	Estimated Fair Value	Cost	Estimated Fair Value

U.S. Government securities available for sale:
Due in one to five years	$5,503,440	$5,148,343	$10,745,254	$10,490,210

The following table summarizes sales of available for sale securities for the three months and six months ended June 30, 2004 and 2003. Specific identification was used to determine costs in computing realized gains or losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Proceeds from sale	$—	$8,317,410	$5,235,626	$16,862,523
Realized gains	—	2,550	139,375	33,836

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

6.                                      Minority Interest

Minority interest in consolidated subsidiary represents the minority stockholders’ proportionate share of the equity of SRSWOWcast, which was approximately 13% at December 31, 2002. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock.  As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.  An intangible asset in the amount of $640,071 was recorded representing the prior “minority interest” portion of the Circle Surround license agreement held by SRSWOWcast.  The proforma effect of the transaction, as if it had occurred at the beginning of the quarter ended March 31, 2003, would have been immaterial.

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

Basic and diluted net income per share computed in accordance with SFAS 128 for the three months and six months ended June 30, 2004 are as follows:

	For the three months ended June 30,		For the six months Ended June 30,
	2004	2003	2004	2003
BASIC EPS
Net income (loss)	$248,093	$(33,882)	$383,022	$8,652
Denominator: weighted average common shares outstanding	14,175,127	12,993,305	13,960,824	12,896,338
Net income per share—basic	$0.02	$0.00	$0.03	$0.00
DILUTED EPS
Net income (loss)	$248,093	$(33,882)	$383,022	$8,652
Denominator: weighted average common shares outstanding	14,175,127	12,993,305	13,960,824	12,896,338
Common equivalent shares outstanding:

Options	1,173,301	—	2,306,493	246,181
Total diluted shares	15,348,428	12,993,305	16,267,317	13,142,519
Net income per share—diluted	$0.02	$0.00	$0.02	$0.00

There were 1,672,625 and 3,921,531 potentially dilutive options outstanding for the quarters ending June 30, 2004 and 2003, respectively and there were 260,000 and 4,058,712 potentially dilutive options outstanding for the six months ending June 30, 2004 and 2003, respectively, that were not included in the table above because they would be anti-dilutive.

8.                                      Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.” Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three months ended June 30, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been decreased to the pro forma amounts indicated below:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net income (loss) (attributable to common shareholder) – as reported	$248,093	$(33,882)	$383,022	$8,652
Add: stock based employee compensation expense included in reported net income, net of tax effect	15,715	18,236	23,875	36,472
Less fair value of stock-based employee compensation expense	(441,215)	(593,085)	(834,883)	(1,107,950)
Net loss (attributable to common shareholder) - pro forma	$(177,407)	$(608,731)	$(427,986)	$(1,062,826)
Net income (loss) per share:
Basic, as reported	$0.02	$0.00	$0.03	$0.00
Basic, pro forma	$(0.01)	$(0.05)	$(0.03)	$(0.08)
Diluted, as reported	$0.02	$0.00	$0.02	$0.00
Diluted, pro forma	$(0.01)	$(0.05)	$(0.03)	$(0.08)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter ended June 30, 2004:

Risk free interest rate	3.6%
Expected life	5 years
Expected volatility	76%

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

10.                               Stockholders’ Equity

On May 9, 2002, the Company’s Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company’s common stock for a period from May 10, 2002 to November 10, 2002 (the “2002 Repurchase Program”). As of March 31, 2004, 225,300 shares had been repurchased at a cost of $718,601 under the 2002 Repurchase Program. On June 30, 2004, the Company’s Board of Directors authorized a stock repurchase program (the “2004 Repurchase Program”).  Under the 2004 Repurchase Program the company may acquire up to $3,000,000 of its outstanding common stock for a six-month period from July 1, 2004 to December 31, 2004.  Purchases may be made from time to time in the open market, block purchases or privately-negotiated transactions, depending on market conditions, share price and other factors.  All repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

11.                               Segment Information

The Company operates two business segments –semiconductors and licensing.  In 2003, the Company reported its revenues in the following five segments: licensing; semiconductors; component distribution; product sales; and Internet and broadcast.  In 2004, the Company decided to reduce its segments because the revenue attributable to the discontinued segments were not material compared to revenues relating to semiconductors and licensing.  Segment information for the 2003 segments has been restated to conform to the current year presentation.  Revenue from the component distribution segment is now reported in the semiconductor segment and revenues from product sales and Internet and broadcast segments are now reported in the licensing segment. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments:

	Valence Semiconductor	SRS Labs Licensing	Total
Three Months Ended June 30, 2004
Total revenues	$2,932,495	$2,485,404	$5,417,899
Cost of sales	1,066,033	20,407	1,086,440

Gross margin	$1,866,462	$2,464,997	$4,331,459

Three Months Ended June 30, 2003
Total revenues	$2,513,320	$2,012,526	$4,525,846
Cost of sales	881,442	19,123	900,565

Gross margin	$1,631,878	$1,993,403	$3,625,281

	Valence Semiconductor	SRS Labs Licensing	Total
Six Months Ended June 30, 2004
Total revenues	$5,348,213	$5,412,731	$10,760,944
Cost of sales	1,948,767	46,544	1,995,311

Gross margin	$3,399,446	$5,366,187	$8,765,633

Six Months Ended June 30, 2003
Total revenues	$4,277,400	$4,718,820	$8,996,220
Cost of sales	1,524,029	46,104	1,570,133

Gross margin	$2,753,371	$4,672,716	$7,426,087

The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which the product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Geographic Area Revenue:

Asia Pacific	$4,838,606	$4,357,278	$9,033,736	$8,323,965
Americas	526,359	49,169	1,311,971	521,266
Europe	52,934	119,399	415,237	150,989
Total	$5,417,899	$4,525,846	$10,760,944	$8,996,220

12.                               Recent Accounting Pronouncements

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

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 03-06, Participating Securities and Two-Class Method under FASB Statement No. 128, Earnings per Share. EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The consensus reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. Prior period earnings per share amounts will be restated to conform to the consensus to ensure comparability year over year. The adoption of EITF No. 03-06 did not have any impact on our results of operations or financial condition.

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

Semiconductor:  Through SRS Labs, Inc.’s wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”), the semiconductor segment develops, designs and markets standard and custom, application specific technology solutions in the form of analog, digital signal processors (“DSPs”), and mixed signal, integrated circuits primarily to original equipment manufacturers (“OEMs”), in the Asia Pacific region.

Licensing:  Through SRS Labs, the parent company, and its wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies (“SRSWOWcast”), the licensing segment develops and licenses audio and voice technology solutions to many of the world’s leading OEMs, software providers and semiconductor companies, and licenses and markets hardware and software products for the Internet and professional audio markets.

In 2003, the Company reported its revenues in the following five segments: licensing; semiconductors; component distribution; product sales; and Internet and broadcast.  In 2004, the Company decided to reduce its segments because of the materiality of the revenues attributable to the other three segments.  Revenue from the component distribution segment is now reported in the semiconductor segment and revenues from product sales and Internet and broadcast segments are now reported in the licensing segment.  As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiaries, including Valence and SRSWOWcast.

We have determined that the most effective strategy for the creation of stable and sustainable revenue growth is to diversify our revenue base.  In our licensing segment, our goal is to diversify our revenue base from our historical concentration in home theater.  We believe that the mobile phone, portable audio, PC and automotive areas within the consumer electronics market present new high volume, high growth opportunities for application of our audio technologies.  Our diversification strategy also extends to our semiconductor segment in which we have refocused our team away from the heavy concentration on custom application specific projects for a few customers.  In addition, we are now also focused on marketing our standard branded chips, including new chips that embed SRS Labs’ technologies, with particular attention toward the large manufacturing market in China.

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

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” we capitalize software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided that capitalized amounts will be realized over a period not exceeding five years. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized to cost of sales using the straight-line method on a product-by-product basis over the estimated life, which is generally three years. To the extent that amounts capitalized for research and development become impaired due to a decline in demand or the introduction of new technology, such amounts will be written-off. All other research and development expenditures are charged to research and development expense in the period incurred.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

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

Total revenues for the three months ended June 30, 2004 were $5,417,899 compared to $4,525,846 for the three months ended June 30, 2003, an increase of $892,053 or 19.7%.  Semiconductor revenues were $2,932,495 for the three months ended June 30, 2004 compared to $2,513,320 for the three months ended June 30, 2003, an increase of $419,175 or 16.7%. This increase was attributable to increased sales of ASP chips to the TV and portable audio markets.  Licensing revenues were $2,485,404 for the three months ended June 30, 2004, compared to $2,012,526 for the three months ended June 30, 2003, an increase of $472,878 or 23.5%.  The sales growth was attributable to the expanded use of our technologies in the PC and mobile phone markets.

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margins are dependent on the mix of products sold, services provided and royalties earned. The gross margin percentage for the three months ended June 30, 2004 decreased to 79.9% as a percentage of total revenue as compared to 80.1% for the three months ended June 30, 2003.  Gross margins for the semiconductor business for the quarter ended June 30, 2004 were 63.6% compared to 64.9% for the same period in 2003. Semiconductor revenues accounted for 54.1% of total revenues for the quarter ended June 30, 2004 compared to 55.5% for the same period in 2003. Within semiconductors, the slight decrease in gross margin can be attributable to the mix of ASIC and ASP chips.  ASP chips have a gross margin of approximately 57% and accounted for 31% of revenues this year compared to 16% last year.  ASICs have a gross margin of approximately 67% and accounted for 69% of revenue as compared to 84% last year.  Gross margins for the licensing business for the quarter ended June 30, 2004 were 99.2% compared to 99.0% for the same period in 2003. Licensing revenues accounted for 45.9% the quarter ended June 30, 2004 compared to 44.5% for the same period in 2003.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,241,676 for the three months ended June 30, 2004 compared to $1,271,097 for the same prior year period, a decrease of $29,421 or 2.3%.  As a percentage of total revenues, sales and marketing expenses decreased from 28.1% for the quarter ended June 30, 2003 to  22.9% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,144,926 for the three months ended June 30, 2004 compared to $970,123 for the same prior year period, an increase of $174,803 or 18.0%. The increase in research and development costs is primarily due to the addition of research and development personnel added in the fourth quarter of 2003.  As a percentage of total revenues, research and development expenses decreased from 21.4% for the quarter ended June 30, 2003, to 21.1% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,484,299 for the three months ended June 30, 2004 compared to $1,210,033 for the same prior year period, an increase of $274,266 or 22.7%. The increase was primarily attributable to increased professional fees and public company expenses.  As a percentage of total revenues, G&A expenses increased from 26.7% for the quarter ended June 30, 2003, to 27.4% for the same period this year.  We expect that G&A will increase in absolute dollars in future periods as we intensify our effort on the SOX 404 project, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Income From Operations

Income from operations increased by $286,530 to $460,558 for the quarter ended June 30, 2004, as compared to $174,028 for the quarter ended June 30, 2003.  The increase in income from operations is due to an increase in revenue, partially offset by an increase in operating expenses.

Other Income, Net

Other income, net, consists primarily of interest income, gain or (loss) on sale of securities, interest expense and foreign currency transaction gains and losses. Other income, net, was $98,774 for the three months ended June 30, 2004, compared to $118,604 for the same prior year period, a decrease of $19,830 or 16.7%. The decrease is primarily attributable to lower interest rates in 2004.

Provision for Income Taxes

The income tax expense for the three months ended June 30, 2004 was $311,239, compared to tax expense of $326,514 for the same prior year period, a decrease of $15,275 or 4.7%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings and taxes paid on profits in Hong Kong at the rate of 17.5%.  The decrease in income tax for the quarter ended June 30, 2004 was attributable to higher licensing revenues sourced in the Americas, which are not subject to foreign withholding taxes.  We expect that the tax rate will be lower in the second half of the year, due to the US Japan tax treaty that went into effect on July 1, 2004 and eliminates source-country withholdings on royalties.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

Total revenues for the six months ended June 30, 2004 were $10,760,944 compared to $8,996,220 for the six months ended June 30, 2003, an increase of $1,764,724 or 19.6%. Semiconductor revenues were $5,348,213 for the six months ended June 30, 2004 compared to $4,277,400 for the six months ended June 30, 2003, an increase of $1,070,813 or 25.0%. This increase was attributable to expansion of Valence’s customer base, increased design wins and new chip offerings. Licensing revenues were $5,412,731 for the six months ended June 30, 2004, compared to $4,718,820 for the six months ended June 30, 2003, an increase of $693,911 or 14.7%. This increase was attributable to revenues generated in new product categories such as mobile phones, portable audio devices, and PCs and increased penetration in the Company’s key home theater market, including set top boxes and televisions, which incorporate SRS Labs’ technologies.

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The gross margin percentage for the six months ended June 30, 2004 decreased to 81.5% as a percentage of total revenue as compared to 82.5% for the six months ended June 30, 2003. Gross margins for the semiconductor business for the six months ended June 30, 2004 and 2003 were 63.6% and 64.9%, respectively.  Semiconductor revenues accounted for 49.7% of total revenues as compared to 47.5% for the six months ended June 30, 2004 and 2003, respectively. Within semiconductors, the slight decrease in gross margin can be attributable to the mix of ASIC and ASP chips.  ASP chips have a gross margin of approximately 56% and accounted for 32% of revenues for the six months ended June 30, compared to 21% last year for the same period.  ASIC’s have a gross margin of approximately 67% and accounted for 69% of revenue compared to 79% last year.  Gross margins for the licensing business for the six months ended June 30, 2004 and 2003 were 99.1% and 99.0%, respectively. Licensing revenues accounted for 50.3% of total revenues as compared to 52.4% for the six months ended June 30, 2004 and 2003, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $2,777,584 for the six months ended June 30, 2004 compared to $2,623,587 for the same prior year period, an increase of $153,997 or 5.9%. The net increase in sales and marketing expenses for the six months ended June 30, 2004 is primarily attributable to increased promotion costs associated with higher licensing revenue and investments in branding and promotion of our technologies in new markets designed to increase future revenues. As a percentage of total revenues, sales and marketing expenses decreased from 29.2% for the six months ended June 30, 2003, to 25.8% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $2,353,613 for the six months ended June 30, 2004 compared to $2,051,338 for the same prior year period, an increase of $302,275 or 14.7%. The increase in research and development costs is primarily due to the addition of research and development personnel and increased costs associated with the increased semiconductor business activity.  As a percentage of total revenues, research and development expenses decreased from 22.8% for the six months ended June 30, 2003, to 21.9% for the same period this year.

General and Administrative

G&A expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $3,038,496 for the six months ended June 30, 2004 compared to $2,524,643 for the same prior year period, an increase of $513,853 or 20.4%. The increase was primarily attributable to increased professional fees and public company expenses. As a percentage of total revenues, G&A expenses increased from 28.1% for the six months ended June 30, 2003, to 28.2% for the same period this year.  We expect that G&A will increase in absolute dollars in future periods as we intensify our effort on the SOX 404 project, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Income From Operations

Income from operations increased by $369,421 to $595,940 for the six months ended June 30, 2004, as compared to income from operations of $226,519 for the same period last year.  The increase in income from operations is due to an increase in revenue, partially offset by an increase in operating expenses.

Other Income, Net

Other income, net, consists primarily of interest income, gain or (loss) on sale of securities, interest expense and foreign currency transaction gains and losses. Other income, net, was $336,224 for the six months ended June 30, 2004, compared to $282,730 for the same prior year period, an increase of $53,494 or 18.9%. The increase is primarily attributable to investment gains from sales of US Treasury in 2004.

Minority Interest

Minority interest represents the minority shareholders’ proportionate share of losses in SRSWOWcast. Minority interest was $0 for the six months ended June 30, 2004, compared to $5,430 for the six months ended June 30, 2003. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all of the outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Provision for Income Taxes

The income tax expense for the six months ended June 30, 2004 was $549,142, compared to tax expense of $506,027 for the same prior year period, an increase of $43,115 or 8.5%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings and taxes paid on profits in Hong Kong at the rate of 17.5%.  The increase in income tax for the six months ended June 30, 2004 was attributable to higher profits in Hong Kong.  We expect that the tax rate will be lower in the second half of the year, due to the US Japan tax treaty that went into effect on July 1 and eliminates source-country withholdings on royalties.

Liquidity and Capital Resources

The Company’s principal source of liquidity to fund ongoing operations at June 30, 2004 consisted of cash, cash equivalents and long-term investments aggregating $26,445,511.  At June 30, 2004, the Company had cash and cash equivalents of $21,297,168 and long-term investments aggregating $5,148,343. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA.

Cash and cash equivalents increased $8,501,548 during the six months ended June 30, 2004 to $21,297,168.  The increase was primarily due to the net cash provided by operating activities of $1,095,289, investing activities from the sale of long-term investments of $5,235,626 and financing activities from the exercise of stock options of $2,988,171 partially offset by net cash used for capital expenditures and patents of $817,538.

On June 30, 2004, the Company's Board of Directors authorized a stock repurchase program.  Under the repurchase program, the Company may acquire up to $3,000,000 of its outstanding common stock for a period of six months from July 1, 2004 to December 31, 2004.  Purchases may be made from time to time in the open market, block purchases or privately-negotiated transactions, depending on market conditions, share price and other factors.

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

Factors That May Affect Future Results

We are exposed to risks in our licensing business related to product and customer concentration

Currently, our licensing revenue is concentrated in the home theater market with the majority of revenue generated from the inclusion of SRS technology inside televisions, DVD players and set-top boxes. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. While consumer spending in general on consumer electronic products has increased, retail prices for certain consumer electronics products that include our audio technology, such as DVD players, have decreased significantly.  Indications are that this trend will continue for the foreseeable future. In addition, from time to time, certain of our original equipment manufacturer and semiconductor manufacturer customers may account for a significant portion of revenue from a particular product application, such as DVD players, set-top boxes or televisions. Consumer electronics products manufacturers could decide to exclude our audio enhancement technology from their home theater products altogether in an effort to reduce cost. The loss of any such customer could have a material adverse affect on the Company’s financial condition and results of operations.

Declining prices of consumer electronic products could put pressure on our licensing fees that are charged to manufacturers. Also, given the current economic environment, consumer spending on DVD players and other home electronic products may not increase as expected. Such declines in consumer spending, should they occur, and continued decreases in consumer product pricing for electronic goods may have a significant negative impact on our financial results. The Company’s strategy is to diversify its customer base in an effort to decrease the impact from the loss of a particular customer, product segment or change in market trend.

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

Business revenue from ASICs is concentrated in a limited number of customers in the areas of consumer electronics, communications products, computers and computer peripherals. The business generated from any one customer may be for a fixed length or quantity. As such, it is customary in our ASIC business to have a certain amount of customer turnover as new ASIC projects are obtained for different customers. However, it is possible that the loss of any particular customer or any bad debt arising from such customer may have a material adverse impact on our financial condition and results of operation. Beginning in fiscal 1999, Valence began to exit from certain lower margin product offerings in the distribution side of the business and has placed more emphasis on developing and distributing products that are related to, or incorporate, our proprietary technologies. As a result, the immediate loss in revenue of the low margin distribution business will not be entirely offset by the new proprietary technology based products, which will take time to develop and be introduced into the marketplace. There can be no assurance that we will be able to quickly introduce new products to offset the loss in revenue or that the new products developed will receive a favorable market acceptance.

Valence adds significant diversity to our overall business structure and opportunities. We recognize that in the presence of such corporate diversity, and in particular with regard to the semiconductor industry, there will always exist a potential for conflict among sales channels between the Company and our technology licensees. Although the operations of our licensing business and those of Valence are generally complementary, there can be no assurances that sales channel conflicts will not arise. If such potential conflicts do materialize, we may or may not be able to mitigate the effect of such perceived conflicts, which, if not resolved, may impact the results of operations.

We are exposed to risks in our Valence business related to product fabrication outsourcing to third parties

Valence is a “fabless” semiconductor company meaning that Valence designs, develops and markets our selection of custom and standard integrated circuits but we rely on third party contractors to manufacture, assemble and test our products. Currently, there is a shortage of foundry capacity which is affecting the semiconductor industry.  Although we believe our relationships are generally good, we do not have long-term supply agreements with our third-party vendors and they are not obligated to perform services or supply products to us for any particular period or in any particular quantities, except as provided in each separate purchase order accepted by them. The increased demand for our products coupled with the demand for foundry services, is, and will continue to be for the foreseeable future, a challenge for us.  In these times of high demand, there are significant risks associated with our reliance on third-party vendors including: reallocation of capacity to other foundry customers, potential price increases, delays and interruptions in order deliveries, reduced control over product quality and increased risk of misappropriation of intellectual property.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that all information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (the “SEC”) rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of SRS Labs, Inc. was held on June 30, 2004 for the purpose of (a) electing one Class II director to the Board of Directors and (b) voting on a proposal to ratify the appointment of BDO Seidman LLP as independent auditors for the fiscal year ending December 31, 2004.

David R. Dukes was elected to serve as a Class II Director of the Company for a three-year term expiring at the 2007 Annual Meeting of Stockholders.  Winston Hickman continued as a Class I Director and Stephen V. Sedmak, Sam Yau and Thomas C.K. Yuen continued in office as Class III Directors.  The tabulation of the votes cast for the election of Mr. Dukes was as follows:

Votes For	Votes Withheld
12,099,633	156,172

The proposal to ratify the appointment of BDO Seidman LLP as independent auditors for the fiscal year ending December 31, 2004 was approved.  The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,161,478	84,421	9,906	0

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

The exhibits listed below are hereby filed with the SEC as part of this Report.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.

On May 13, 2004, SRS Labs filed a report on Form 8-K dated May 13, 2004 announcing its operating results for the first quarter of the fiscal year ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC., a Delaware corporation

Date: August 16, 2004	By:	/s/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2004	By:	/s/ JANET M. BISKI
Janet M. Biski
Chief Financial Officer
(Principal Financial and Accounting Officer)