Form 10-Q
period 2004-09-30
SRS LABS INC
filed 2004-11-12
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of October 27, 2004, 14,645,253 of the issuer’s common stock, par value $.001 per share, were outstanding.  In addition, as of October 27, 2004, 258,957 shares of the issuer’s common stock were held as treasury shares.

SRS LABS, INC.

Form 10-Q

For the Period Ended September 30, 2004

Index

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003
Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003 (Unaudited)
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2004 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (Unaudited)
Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II—OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

SIGNATURES

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements reflecting management’s current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company’s financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company’s actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions, are intended to identify forward-looking statements. The important factors discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”, herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SRS LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,020,285	$12,795,620
Accounts receivable, net	1,258,982	1,230,423
Inventories, net	767,006	753,020
Prepaid expenses and other current assets	991,828	1,073,696
Deferred income taxes	23,406	23,406

Total Current Assets	19,061,507	15,876,165

Investments available for sale	10,281,176	10,490,210
Investment in LLC	2,025,626	—
Furniture, fixtures and equipment, net	1,956,784	1,661,980
Goodwill	533,031	533,031
Intangible assets, net	2,748,289	2,736,810
Deferred income taxes	213,647	193,134

Total Assets	$36,820,060	$31,491,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,481,449	$1,503,851
Accrued liabilities	2,218,691	1,606,069
Income taxes payable	538,751	430,949

Total Current Liabilities	4,238,891	3,540,869

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized;14,626,922 and 13,682,282 shares issued; and 14,367,965 and 13,456,982 shares outstanding at September 30, 2004 and December 31, 2003, respectively	14,627	13,683
Additional paid-in capital	62,058,625	58,423,249
Accumulated other comprehensive loss	(297,523)	(336,346)
Accumulated deficit	(28,311,498)	(29,431,524)
Treasury stock at cost, 258,957 and 225,300 shares at September 30, 2004 and December 31, 2003 respectively	(883,062)	(718,601)

Total Stockholders’ Equity	32,581,169	27,950,461

Total Liabilities and Stockholders’ Equity	$36,820,060	$31,491,330

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Semiconductor	$3,644,298	$2,966,923	$8,992,511	$7,244,323
Licensing	2,727,861	1,919,471	8,140,592	6,638,291
Total revenues	6,372,159	4,886,394	17,133,103	13,882,614

Cost of sales:
Semiconductor	1,320,855	1,226,407	3,269,622	2,750,437
Licensing	100,342	16,029	146,886	62,132
Total cost of sales	1,421,197	1,242,436	3,416,508	2,812,569

Gross margin	4,950,962	3,643,958	13,716,595	11,070,045

Operating expenses:
Sales and marketing	1,372,303	1,216,568	4,149,887	3,840,155
Research and development	1,266,606	1,032,100	3,620,219	3,083,438
General and administrative	1,452,236	1,143,930	4,490,732	3,668,573

Total operating expenses	4,091,145	3,392,598	12,260,838	10,592,166

Income from operations	859,817	251,360	1,455,757	477,879

Other income, net	118,908	131,925	455,132	414,655
Minority interest	—	—	—	5,430

Income before income tax expense	978,725	383,285	1,910,889	897,964

Income tax expense	241,721	264,459	790,863	770,486

Net income	$737,004	$118,826	$1,120,026	$127,478

Net income per common share:

Basic	$0.05	$0.01	$0.08	$0.01

Diluted	$0.05	$0.01	$0.07	$0.01

Weighted average shares used in the calculation of net income per common share:
Basic	14,278,589	13,076,315	14,045,162	12,956,971

Diluted	15,395,792	14,730,290	15,991,331	13,729,676

 See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive Income for the Periods
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total	Ended
BALANCE, Dec. 31, 2003	13,456,982	$13,683	$58,423,249	$(336,346)	$(29,431,524)	$(718,601)	$27,950,461	$—
Proceeds from exercise of stock options	573,611	573	2,149,746	—	—	—	2,150,319	—
Deferred stock option compensation	—	—	13,600	—	—	—	13,600	—
Unrealized gain on investments available for sale, net of tax	—	—	—	87,938	—	—	87,938	87,938
Net income	—	—	—	—	134,929	—	134,929	134,929

BALANCE, March 31, 2004	14,030,593	$14,256	$60,586,595	$(248,408)	$(29,296,595)	$(718,601)	$30,337,247	$222,867
Proceeds from exercise of stock options	182,854	183	837,669	—	—	—	837,852	—
Deferred stock option compensation	—	—	26,601	—	—	—	26,601	—
Unrealized loss on investments available for sale, net of tax	—	—	—	(187,991)	—	—	(187,991)	(187,991)

Net income	—	—	—	—	248,093	—	248,093	248,093

BALANCE, June 30,2004	14,213,447	$14,439	$61,450,865	$(436,399)	$(29,048,502)	$(718,601)	$31,261,802	$282,969
Proceeds from exercise of stock options	154,518	188	581,568	—	—	—	581,756	—
Deferred stock option compensation	—	—	26,192	—	—	—	26,192	—
Treasury stock	—	—	—	—	—	(164,461)	(164,461)	—
Unrealized gain on investments available for sale, net of tax	—	—	—	138,876	—	—	138,876	138,876
Net income	—	—	—	—	737,004	—	737,004	737,004

BALANCE,Sept. 30, 2004	14,367,965	$14,627	$62,058,625	$(297,523)	$(28,311,498)	$(883,062)	$32,581,169	$1,158,849

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$1,120,026	$127,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	966,692	833,508
Minority interest	—	(5,430)
Provision for doubtful accounts	153,859	21,410
(Benefit) Provision for obsolete inventory	(44,600)	39,453
Deferred taxes	(20,513)	(22,820)
Amortization of premium on investments available for sale	5,981	—
Increase in deferred stock option compensation	66,393	54,708
Loss on disposition of furniture, fixtures and equipment	6,791	—
Impairment on intangible assets	12,163	—
Changes in operating assets and liabilities:
Accounts receivable	(182,417)	(102,874)
Inventories	30,612	(180,887)
Prepaid expenses and other current assets	81,868	(144,923)
Accounts payable	(22,402)	153,707
Accrued liabilities	612,623	(1,143,468)
Income taxes payable	107,802	250,634

Net cash provided by (used in) operating activities	2,894,878	(119,504)

Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(874,737)	(396,161)
Proceeds from sales of furniture, fixtures and equipment	550	—
Purchase of investments available for sale	—	(5,232,533)
Proceeds from sale of investments available for sale	241,876	1,108,407
Investment in LLC	(2,025,626)	—
Expenditures related to patents and intangible assets	(417,742)	(175,649)

Net cash used in investing activities	(3,075,679)	(4,695,936)

Cash Flows From Financing Activities:
Purchase of treasury stock	(164,461)	—
Proceeds from exercise of stock options	3,569,927	385,529

Net cash provided by financing activities	3,405,466	385,529

Net Increase (Decrease) in Cash and Cash Equivalents	3,224,665	(4,429,911)
Cash and Cash Equivalents, Beginning of Period	12,795,620	15,720,860

Cash and Cash Equivalents, End of Period	$16,020,285	$11,290,949

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$456,600	$469,928
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized gain on investments, net	$38,823	$(67,082)
Issuance of Common stock for minority interest	$—	$960,012

See accompanying notes to the condensed interim consolidated financial statements

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2004

1.             Basis of Presentation and Summary of Significant Accounting Policies

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiaries, Valence Tech Limited (including its wholly-owned subsidiaries) and SRSWOWcast.com, Inc. ("SRSWOWcast").  The accompanying condensed interim consolidated financial statements have been prepared by the Company without audit in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The Company previously reported five business segments (see Note 12). Certain accounts have been reclassified from that previously reported to conform to the current period presentation.

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

Certain amounts included in the accompanying prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. See the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 for an additional discussion of the most significant accounting policies and estimates used in the preparation of our financial statements.

2.             Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.” Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been recorded under the provisions of SFAS No. 123, the Company’s net income, (loss) and earnings per share would have been the pro forma amounts indicated below:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income (attributable to common shareholder) — as reported	$737,004	$118,826	$1,120,026	$127,478
Add: stock based employee compensation expense included in reported net income, net of 40% tax effect	15,715	18,236	39,590	54,708
Less fair value of stock-based employee compensation expense	(380,894)	(563,564)	(1,215,778)	(1,671,514)
Net income (loss) (attributable to common shareholder) — pro forma	$371,825	$(426,502)	$(56,162)	$(1,489,328)
Net income (loss) per share:
Basic, as reported	$0.05	$0.01	$0.08	$0.01
Basic, pro forma	$0.03	$(0.03)	$0.00	$(0.12)
Diluted, as reported	$0.05	$0.01	$0.07	$0.01
Diluted, pro forma	$0.02	$(0.03)	$0.00	$(0.12)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter ended September 30, 2004:

Risk free interest rate	3.3%
Expected life	5 years
Expected volatility	76%

Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

3.             Capitalization of Software Development Costs

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

Capitalized software as of September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004	December 31, 2003
Capitalized software	$489,015	$342,760
Accumulated amortization	(170,570)	(96,401)
Capitalized software, net	$318,445	$246,359

The Company’s weighted average amortization period for capitalized software is approximately three to five years. The following table shows the estimated amortization expense for those assets for the current year and each of the four succeeding fiscal years.

Year ending December 31,	Estimated Expense
2004	$31,434
2005	105,352
2006	100,669
2007	48,365
2008	28,692
Thereafter	3,933

4.             Goodwill and Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on at least an annual basis.  At December 31, 2003, the Company evaluated goodwill and determined that no adjustment to impair goodwill was necessary.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all of the Company’s intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives.

An intangible asset in the amount of $640,071 was recorded representing the prior “minority interest” portion of the Circle Surround license agreement held by SRSWOWcast (See Note 8).

Goodwill and intangible assets consist of the following:

	September 30, 2004	December 31, 2003
Goodwill	$533,031	$533,031

Patents	$1,959,199	$1,760,236
Accumulated amortization	(843,010)	(739,792)
Patents, net	1,116,189	1,020,444
Other Intangibles:
Assets acquired in the purchase of our subsidiary Valence Technology in 1998: Covenant not to compete, Developed Technology, ASP brand name, Cell Library, and Customer List	4,910,400	4,910,400
Asset acquired in purchase of our subsidiary SRSWOWcast in February 2003	640,071	640,071
Poly Planar purchased technology for speaker products	120,000	120,000
Capitalized software and hardware for several technologies	419,287	222,758
Total of Other Intangibles	6,089,758	5,893,229
Accumulated amortization, other intangibles	(4,457,658)	(4,176,863)
Other intangibles, net	1,632,100	1,716,366
Intangible assets, net	$2,748,289	$2,736,810

Amortization periods range from three to eleven years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Patents	$46,331	$37,592	$113,307	$108,519
Other intangibles:
Covenant not to compete, developed technology, ASP brand name, cell library and customer list	67,479	51,477	202,436	162,405
Poly Planar purchased technology	6,000	6,000	18,000	18,000
Capitalized software and hardware	29,713	—	60,358	—
Total intangible amortization expense	$149,523	$95,069	$394,101	$288,924

The Company’s weighted average amortization period for patents and other intangibles is approximately three to ten years. The following table shows the estimated amortization expense for those assets for the current year and each of the four succeeding fiscal years:

Year ending December 31,	Estimated expense
2004	$569,691
2005	$580,279
2006	$567,785
2007	$498,313
2008	$268,625

5.             Investments Available for Sale

The Company has classified its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table summarizes the Company’s investment securities available for sale:

	September 30, 2004	December 31, 2003
Cost	$10,497,397	$10,745,254
Unrealized loss	(216,221)	(255,044)
Estimated fair value	$10,281,176	$10,490,210

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	September 30, 2004		December 31, 2003
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
U.S. Government securities available for sale:
Due in one to five years	$10,497,397	$10,281,176	$10,745,254	$10,490,210

The following table summarizes sales of available for sale securities for the three months and nine months ended September 30, 2004 and 2003. Specific identification was used to determine costs in computing realized gains or losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Proceeds from sale	$—	$—	$5,235,626	$16,862,523
Realized gains	—	—	139,375	36,739

6.             Inventories

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

7.             Investment in LLC

On September 23, 2004, the Company entered into a strategic alliance with Coming Home Studios LLC (“CHS”) to produce and sell concert DVD’s which include the Company’s Circle Surround technology.   In connection with the strategic alliance, SRS and CHS entered into four agreements:  a Strategic Alliance Agreement, the CHS/SRS LLC Operating Agreement, a Warrant Agreement and a Production Services Agreement.

In the Strategic Alliance Agreement, CHS and SRS agree to work together to identify and implement co-promotional opportunities, including trade shows, movie theatres, video streaming, concert DVDs, artist endorsements, bundling and premium deals, web-based promotional clips and road shows.  The initial term of the agreement expires on July 9, 2006 and is automatically renewable for successive one-year terms.

The Operating Agreement governs CHS/SRS, LLC, which is a joint venture between CHS and SRS formed to complete and distribute concert videos featuring Duran Duran, Boz Scaggs— Jazz, Boz Scaggs— Greatest Hits, Godsmack and All Access.

Pursuant to the Operating Agreement each of CHS and SRS contributed capital with a value of $1,800,000.  CHS is the managing member of the joint venture.  CHS’ capital contribution to CHS/SRS, LLC consists of the artist agreements and related contracts pursuant to which CHS/SRS, LLC will produce and distribute the above-referenced concert videos.  SRS’ capital contribution is an aggregate of $1,800,000, consisting of a $700,000 bridge loan that SRS extended to CHS on July 9, 2004 in anticipation of the strategic alliance, plus $1,100,000 in new cash.  In addition, the Company capitalized $185,626 consisting of costs associated with the formation of the LLC and co-promotional projects.  CHS’ capital contribution consisted of the artist agreements with Duran Duran, Boz Scaggs, Godsmack and All Access pursuant to which the concert videos are filmed, produced and distributed.  CHS/SRS, LLC contracted with CHS to complete production of the concert videos pursuant to the Production Services Agreement.

Profits from the distribution of the concert videos and related assets will be allocated and distributed equally until SRS and CHS have both received 1.75 times their original $1,800,000 capital contributions, after which profits will be allocated and distributed 90% to CHS and 10% to SRS.  Profits will be recognized upon cash distributions.

Under the Warrant Agreement, SRS paid CHS $40,000 to acquire a warrant to purchase up to 122,000 units of Class A membership interests in CHS, which represents approximately 10% of the equity of CHS, for an exercise price of $9.836 per unit, subject to adjustment based on valuation of CHS at the time of an additional funding.  The warrant is immediately vested and exercisable for up to two years.  It is transferable and contains customary antidilution and price protection provisions for warrants of this type.

Under the Production Services Agreement, CHS/SRS, LLC contracted with CHS as an independent contractor to perform all production services and to provide all other services, personnel, materials and elements for the production, completion and delivery of the concert videos.  CHS, as the independent contractor, shall receive an aggregate of $365,000 in production fees for all of its services under the Production Services Agreement.  CHS is responsible for payment of all costs and expenses in connection with the production and completion of the concert videos.

8.             Minority Interest

Minority interest in consolidated subsidiary represents the minority stockholders’ proportionate share of the equity of SRSWOWcast, which was 13% at December 31, 2002.  On February 28, 2003, the Company completed an exchange offer with the minority shareholders representing 13% of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 shares of Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock trading at $2.89 per share at the closing price on the transaction date. The acquisition resulted in a purchase price of $960,012.  As a result of the exchange offer, SRSWOWcast became a wholly owned subsidiary of SRS Labs.

SRSWOWcast develops and markets professional software and hardware products and consumer software plug-ins that incorporate proprietary audio enhancement and voice and surround sound technologies. SRS Labs, as the majority shareholder, has consistently included the results of SRSWOWcast in all of the previously reported consolidated financial statements.

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

9.             Net Income Per Common Share

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

Basic and diluted net income per share computed in accordance with SFAS 128 for the three months and nine months ended September 30, 2004 and 2003 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
BASIC EPS
Net income	$737,004	$118,826	$1,120,026	$127,478
Denominator: weighted average common shares outstanding	14,278,589	13,076,315	14,045,162	12,956,971
Net income per share—basic	$0.05	$0.01	$0.08	$0.01

DILUTED EPS
Net income	$737,004	$118,826	$1,120,026	$127,478
Denominator: weighted average common shares outstanding	14,278,589	13,076,315	14,045,162	12,956,971
Common equivalent shares outstanding:
Options	1,117,203	1,653,975	1,946,169	772,705
Total diluted shares	15,395,792	14,730,290	15,991,331	13,729,676
Net income per share—diluted	$0.05	$0.01	$0.07	$0.01

There were 1,308,500 and 1,109,881 potentially dilutive options outstanding for the quarters ending September 30, 2004 and 2003, respectively and there were 164,000 and 2,113,419 potentially dilutive options outstanding for the nine months ending September 30, 2004 and 2003, respectively, that were not included in the table above because they would be anti-dilutive.

10.          Commitments and Contingencies

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

11.          Stockholders’ Equity

On May 9, 2002, the Company’s Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company’s common stock for a period from May 10, 2002 to November 10, 2002 (the “2002 Repurchase Program”). As of March 31, 2004, 225,300 shares had been repurchased at a cost of $718,601 under the 2002 Repurchase Program. On June 30, 2004, the Company’s Board of Directors authorized a stock repurchase program (the “2004 Repurchase Program”).  Under the 2004 Repurchase Program the Company may acquire up to $3,000,000 of its outstanding common stock for a six-month period from July 1, 2004 to December 31, 2004.  Purchases may be made from time to time in the open market, block purchases or privately negotiated transactions, depending on market conditions, share price and other factors.  The following table shows activity under the 2004 Repurchase Program for the quarter ending September 30, 2004:

September 30, 2004
Shares repurchased	33,957
Average price per share	$4.84
Total repurchase authorized	$3,000,000
Repurchases under the plan	$164,461
Authorized repurchase remaining	$2,835,539

All repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

12.       Segment Information

The Company operates two business segments — semiconductors and licensing.  In 2003, the Company reported its revenues in the following five segments: licensing; semiconductors; component distribution; product sales; and Internet and broadcast.  In 2004, the Company decided to reduce its segments because the revenue attributable to the discontinued segments were not material compared to revenues relating to semiconductors and licensing.  Segment information for the 2003 segments has been restated to conform to the current year presentation.  Revenue from the component distribution segment is now reported in the semiconductor segment and revenues from product sales and Internet and broadcast segments are now reported in the licensing segment. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments:

	Valence Semiconductor	SRS Labs Licensing	Total
Three Months Ended Sept 30, 2004
Total revenues	$3,644,298	$2,727,861	$6,372,159
Cost of sales	1,320,855	100,342	1,421,197

Gross margin	$2,323,443	$2,627,519	$4,950,962

Three Months Ended Sept 30, 2003
Total revenues	$2,966,923	$1,919,471	$4,886,394
Cost of sales	1,226,407	16,029	1,242,436

Gross margin	$1,740,516	$1,903,442	$3,643,958

	Valence Semiconductor	SRS Labs Licensing	Total
Nine Months Ended Sept 30, 2004
Total revenues	$8,992,511	$8,140,592	$17,133,103
Cost of sales	3,269,622	146,886	3,416,508

Gross margin	$5,722,889	$7,993,706	$13,716,595

Nine Months Ended Sept 30, 2003
Total revenues	$7,244,323	$6,638,291	$13,882,614
Cost of sales	2,750,437	62,132	2,812,569

Gross margin	$4,493,886	$6,576,159	$11,070,045

For the three months ending September 30, 2004, one customer accounted for approximately 12% of revenues, or $757,886, in the semiconductor segment. For the same period in the prior year, one customer accounted for approximately

13% of revenues, or $620,766, in the semiconductor segment. There was no significant customer in the licensing segment for the three months ended September 30, 2004 and September 30, 2003.  For the nine months ending September 30, 2004, no single customer accounted for more than 10% of revenues in either segment. For the same period in the prior year, one customer accounted for approximately 11% of revenues, or $1,517,953, in the semiconductor segment.

The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which the product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	%	2003	%	2004	%	2003	%
Geographic Area Revenue:
Hong Kong	$3,283,202	52%	$2,619,125	48%	$8,264,269	54%	$6,323,620	46%
Japan	1,098,643	17%	933,546	22%	3,756,473	19%	4,173,863	30%
China	797,074	13%	453,442	9%	1,590,754	9%	1,315,920	9%
Americas	512,699	8%	—	10%	1,824,668	3%	736,567	5%
Other Asia Pacific	502,769	7%	399,314	8%	1,103,930	9%	841,274	6%
Europe	177,772	3%	—	3%	593,009	6%	491,370	4%

Total	$6,372,159	100%	$4,886,394	100%	$17,133,103	100%	$13,882,614	100%

13.          Recent Accounting Pronouncements

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

The Financial Accounting Standard Board (“FASB”) issued an exposure draft entitled “ Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95.” This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after June 15, 2005.  See Note 2 for pro forma disclosures regarding the effect on net income and earnings per share if we had applied the fair value recognition provisions of the exposure draft and SFAS No. 123.  We will continue to monitor communications on this subject from the FASB in order to determine the impact on our consolidated financial statements.

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

In 2003, the Company reported its revenues in the following five segments: licensing; semiconductors; component distribution; product sales; and Internet and broadcast.  In 2004, the Company decided to reduce its segments because of the materiality of the revenues attributable to the other three segments.  Revenue from the component distribution segment is now reported in the semiconductor segment and revenues from product sales and Internet and broadcast segments are now reported in the licensing segment.  As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly owned subsidiaries, including Valence and SRSWOWcast.

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

In September 2004, we entered into a strategic alliance with Coming Home Studios LLC (“CHS”) to produce and sell concert DVD’s which include our Circle Surround technology.  In connection with the strategic alliance, SRS and CHS entered into four agreements:  a Strategic Alliance Agreement, the CHS/SRS LLC Operating Agreement, a Warrant Agreement and a Production Services Agreement.  In the Strategic Alliance Agreement, CHS and SRS agree to work together to identify and implement co-promotional opportunities, including trade shows, movie theatres, video streaming, concert DVDs, artist endorsements, bundling and premium deals, web-based promotional clips and road shows.  The initial term of the agreement expires on July 9, 2006 and is automatically renewable for successive one-year terms.

Pursuant to the Operating Agreement each of CHS and us contributed capital with a value of $1,800,000.  In connection with this strategic alliance, we capitalized $185,626 consisting of costs associated with the formation of the LLC and co-promotional projects.  Profits from the distribution of the concert videos and related assets will be allocated and distributed equally until we and CHS have each received 1.75 times their original capital contribution, after which profits will be allocated and distributed 90% to CHS and 10% to SRS.  Revenues will be recognized upon profit distributions.  Under the Warrant Agreement, we paid CHS $40,000 to acquire a warrant to purchase up to 122,000 units of Class A membership interests in CHS, which represents approximately 10% of the equity of CHS, for an exercise price of $9.836 per unit, subject to adjustment based on a valuation of CHS at the time of an additional funding.  The warrant is immediately vested and exercisable for up to two years.  It is transferable and contains customary anti-dilution and price protection provisions for warrants of this type.

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations; and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the matters that are inherently uncertain. Our most critical accounting estimates include valuation of accounts receivable, which impacts operating expenses; valuation of inventory, which impacts gross margin; valuation of intangible assets and capitalization of software, which primarily impacts operating expenses when we impair assets or accelerate their depreciation; and recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision.  We discuss these policies, as well as the estimates and judgments involved in greater detail below. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not require us to make estimates or judgments that are difficult or subjective.

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

Intangible Assets & Capitalization of Software

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are instead tested for impairment annually or sooner if circumstances indicate they may no longer be recoverable.  Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. For fiscal 2003, an independent valuation of goodwill and other intangibles was performed. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our adoption of SFAS 142. However, no assurances can be given that future evaluation of goodwill will not result in charges as a result of future impairment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all of the Company’s intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues

Semiconductor revenues consists of (a) design fees relating to, and sales of, application specific integrated circuits (“ASIC”) for third parties by Valence to original equipment manufacturers (“OEMs”); and  (b) sales of general purpose integrated circuits (“ICs”) designed by Valence under the brand name ASP.  Licensing revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  License and royalty agreements generally provide for the license of technologies for a fee based on the number of units distributed by the licensee.  However, we have in the past and may again in the future, enter into a license agreement for a one-time fee. Also included in licensing revenue are revenues generated from the sale of hardware and software applications into the broadcast audio markets.

Total revenues for the three months ended September 30, 2004 were $6,372,159 compared to $4,886,394 for the three months ended September 30, 2003, an increase of $1,485,765 or 30.4%.  Semiconductor revenues were $3,644,298 for the three months ended September 30, 2004 compared to $2,966,923 for the three months ended September 30, 2003, an increase of $677,375 or 22.8%. Within semiconductor revenue, ASIC accounted for $2,526,417 or 69.3% for the three months ended September 30, 2004 compared to $2,310,406 or 77.9% for same period last year, an increase of $216,011 or 9.3%. ASP chips accounted for $1,117,881, or 30.7% for the three months ended September 30, 2004 compared to $656,517 or 22.1% for the same period last year, an increase of $461,364 or 70.3%.  Within ASP revenues, SRS chips accounted for 49.5% this year compared to 22.9% last year, a growth of 60.8%.  The increase in semiconductor sales can be primarily attributed to traditional seasonality and the increased sales of ASP chips to the TV and portable audio markets. Semiconductor revenue also improved due to the movement of backlog, which built up in Q2 due to foundry capacity constraints.

Licensing revenues were $2,727,861 for the three months ended September 30, 2004, compared to $1,919,471 for the three months ended September 30, 2003, an increase of $808,390 or 42.1%.  The sales growth in licensing was attributable to our continued diversification strategy, which expanded the use of our technologies in the portable devices, PC, mobile phone and automotive markets. The following table presents the Company’s Licensing revenues mix by market segment:

	Three Months Ended Sept 30,
	2004	2003
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	69%	74%
Portable Media Devices (Digital Media Player, Headphone)	13%	12%
PC (Software, Hardware)	8%	7%
Personal Telecommunications (Mobile phone, PDA)	7%	6%
Automotive	3%	1%

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margins are dependent on the mix of products sold, services provided and royalties earned. The following table presents the Company’s gross margin percentages for the three months ended September 30, 2004 compared to September 30, 2003:

	Three Months Ended Sept 30,
	2004	2003
Semiconductor
ASIC revenue as a percentage of total semiconductor revenue	69.3%	77.9%
ASIC gross margin	63.0%	58.5%

ASP revenue as a percentage of total semiconductor revenue	30.7%	22.1%
ASP gross margin	65.5%	59.3%

Total semiconductor revenue as a percentage of total revenue	57.2%	60.7%
Total semiconductor gross margin	63.8%	58.7%

Licensing
Licensing revenue as a percentage of total revenue	42.8%	39.3%
Licensing gross margin	96.3%	99.2%

Total Gross Margin	77.7%	74.6%

ASIC gross margins increased due to increase in design fees and sales of component inventory previously written off.  The increase in ASP gross margins can be attributable to new chips with higher gross margins representing 43.6% of total ASP chip sales.  The slight decrease in licensing gross margins is attributable to the write-off of speaker inventory, which was deemed to be obsolete, and the cost of logo materials for licensee products.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,372,303 for the three months ended September 30, 2004 compared to $1,216,568 for the same prior year period, an increase of $155,735 or 12.8%.  The increase in sales expenses can be primarily attributed to severance costs and increased travel related to customer support and co-promotional activities.  As a percentage of total revenues, sales and marketing expenses decreased from 24.9% for the quarter ended September 30, 2003 to 21.5% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,266,606 for the three months ended September 30, 2004 compared to $1,032,100 for the same prior year period, an increase of $234,506 or 22.7%. The increase in research and development costs is primarily due to the addition of research and development personnel added in the fourth quarter of 2003.  As a percentage of total revenues, research and development expenses decreased from 21.1% for the quarter ended September 30, 2003, to 19.9% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,452,236 for the three months ended September 30, 2004 compared to $1,143,930 for the same prior year period, an increase of $308,306 or 27.0%. The increase is attributable to increases in professional fees, public company costs, bad debt and increases in amortization associated with increased capitalization of patents and purchased technology.  As a percentage of total revenues, G&A expenses decreased from 23.4% for the quarter ended September 30, 2003, to 22.8% for the same period this year.

Income From Operations

Income from operations increased by $608,457 to $859,817 for the quarter ended September 30, 2004 as compared to income from operations of $251,360 for the quarter ended September 30, 2003.  The increase in income from operations is due to an increase in revenue, partially offset by an increase in operating expenses.

Other Income, Net

Other income, net, consists primarily of interest income, gain or (loss) on sale of securities, interest expense and foreign currency transaction gains and losses. Other income, net, was $118,908 for the three months ended September 30, 2004, compared to $131,925 for the same prior year period, a decrease of $13,017 or 9.9%. The decrease is primarily attributable to lower interest rates in 2004.

Provision for Income Taxes

The income tax expense for the three months ended September 30, 2004 was $241,721, compared to tax expense of $264,459 for the same prior year period, a decrease of $22,738 or 8.6%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings and taxes paid on profits in Hong Kong at the rate of 17.5%.  The decrease in income tax for the quarter ended September 30, 2004 was attributable to the U.S. Japan tax treaty that went into effect on July 1, 2004 and eliminates source-country withholdings on royalties. Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”).  The Act contains numerous changes to existing tax laws including, but not limited to, incentives to repatriate foreign accumulated earnings and other international tax provisions regarding foreign tax credits.  The company has not yet evaluated and determined what impact, if any, the Act may have on our results of operations and financial condition in the future.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

Total revenues for the nine months ended September 30, 2004 were $17,133,103 compared to $13,882,614 for the nine months ended September 30, 2003, an increase of $3,250,489 or 23.4%. Semiconductor revenues were $8,992,511 for the nine months ended September 30, 2004 compared to $7,244,323 for the nine months ended September 30, 2003, an increase of $1,748,188 or 24.1%. Within semiconductor revenue, ASIC accounted for $6,188,486 or 68.8% for the nine months ended September 30, 2004 compared to $5,696,957 or 78.6% for the nine months ended September 30, 2003, an increase of $491,529 or 8.6%. ASP chips accounted for $2,804,025 or 31.2% for the nine months ended September 30, 2004 compared to $1,547,366 or 21.4% for the nine months ended September 30, 2003, an increase of $1,256,659 or 81.2%, of which SRS technology chips accounted for 62.4% of ASP growth. This increase in semiconductor sales is attributable to new design wins with new chip offerings including SRS chips. Licensing revenues were $8,140,592 for the nine months ended September 30, 2004, compared to $6,638,291 for the nine months ended September 30, 2003, an increase of $1,502,301 or 22.6%. This increase is attributable to our diversification strategy and revenues generated in new product categories such as mobile phones, portable audio devices, and PCs and increased penetration in the Company’s key home theater market, including set top boxes and televisions, which incorporate SRS Labs’ technologies. The following table presents the Company’s Licensing revenues mix by market segment:

	Nine Months Ended Sept 30,
	2004	2003
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	68%	84%
Portable Media Devices (Digital Media Player, Headphone)	10%	7%
PC (Software, Hardware).	11%	4%
Personal Telecommunications (Mobile phone, PDA)	10%	4%
Automotive.	1%	1%

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The following table presents the Company’s gross margin percentages for the nine months ended September 30, 2004 compared to September 30, 2003:

	Nine Months Ended Sept 30,
	2004	2003
Semiconductor
ASIC revenue as a percentage of total semiconductor revenue	68.8%	78.6%
ASIC gross margin	65.4%	62.0%

ASP revenue as a percentage of total semiconductor revenue	31.2%	21.4%
ASP gross margin	59.8%	62.2%

Total semiconductor revenue as a percentage of total revenue	52.5%	52.2%
Total semiconductor gross margin	63.6%	62.0%

Licensing
Licensing revenue as a percentage of total revenue	47.5%	47.8%
Licensing gross margin	98.2%	99.1%

Total Gross Margin	80.1%	79.7%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $4,149,887 for the nine months ended September 30, 2004 compared to $3,840,155 for the same prior year period, an increase of $309,732 or 8.1%. The net increase in sales and marketing expenses for the nine months ended September 30, 2004 is attributable to severance costs and increased promotion costs associated with higher licensing revenue and investments in branding and promotion of our technologies in new markets designed to increase future revenues. As a percentage of total revenues, sales and marketing expenses decreased from 27.7% for the nine months ended September 30, 2003, to 24.2% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $3,620,219 for the nine months ended September 30, 2004 compared to $3,083,438 for the same prior year period, an increase of $536,781 or 17.4%. The increase in research and development costs is primarily due to the addition of research and development personnel and increased costs associated with the increased semiconductor business activity.  As a percentage of total revenues, research and development expenses decreased from 22.2% for the nine months ended September 30, 2003, to 21.1% for the same period this year.

General and Administrative

G&A expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $4,490,732 for the nine months ended September 30, 2004 compared to $3,668,573 for the same prior year period, an increase of $822,159 or 22.4%. The increase was primarily attributable to increased professional fees, public company expenses, and increased amortization associated with the increased capitalization of patents and purchased technology. As a percentage of total revenues, G&A expenses decreased from 26.4% for the nine months ended September 30, 2003, to 26.2% for the same period this year.

Income From Operations

Income from operations increased by $977,878 to $1,455,757 for the nine months ended September 30, 2004, as compared to income from operations of $477,879 for the same period last year.  The increase in income from operations is due to an increase in revenue, partially offset by an increase in operating expenses.

Other Income, Net

Other income, net, consists primarily of interest income, gain or (loss) on sale of securities, interest expense and foreign currency transaction gains and losses. Other income, net, was $455,132 for the nine months ended September 30, 2004, compared to $414,655 for the same prior year period, an increase of $40,477 or 9.8%. The increase is primarily attributable to investment gains from sales of U.S. Treasury in 2004.

Minority Interest

Minority interest represents the minority shareholders’, 13%, proportionate share of losses in SRSWOWcast. Minority interest was $0 for the nine months ended September 30, 2004, compared to $5,430 for the nine months ended September 30, 2003. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all of the outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of shares of SRS Labs common stock. As a result of the exchange offer, SRSWOWcast became a wholly owned subsidiary of SRS Labs.

Provision for Income Taxes

The income tax expense for the nine months ended September 30, 2004 was $790,863, compared to tax expense of $770,486 for the same prior year period, an increase of $20,377 or 2.6%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings and taxes paid on profits in Hong Kong at the rate of 17.5%.  The increase in income tax for the nine months ended September 30, 2004 was attributable to higher profits in Hong Kong offset by the U.S. Japan tax treaty that went into effect on July 1, 2004, which eliminated source-country withholdings on royalties.

Liquidity and Capital Resources

The Company’s principal source of liquidity to fund ongoing operations at September 30, 2004 consisted of cash, cash equivalents and long-term investments of $26,301,461.  At September 30, 2004, the Company had cash and cash equivalents of $16,020,285 and long-term investments of $10,281,176. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA.

Cash and cash equivalents increased $3,224,665 during the nine months ended September 30, 2004 to $16,020,285.  The increase was primarily due to the net cash provided by operating activities of $2,894,878, and financing activities of $3,405,466 derived primarily from the exercise of stock options, offset by net cash used in investing activities of $3,075,679 relating primarily to an investment in a strategic alliance for $2,025,626, as well as capital and patent expenditures of $1,292,479. Net cash provided by operating activities was $2,894,878 versus net cash used of $119,504 for the nine months ended September 30, 2004 and 2003 respectively. The improvement in our operating cash flows is primarily the result of increased revenues, gross margins and net income. Our inventories decreased $30,612 and increased $180,887 for the nine months ended September 30, 2004 and 2003 respectively.  The decrease in 2004 resulted from increased semiconductor sales and the sell off of backlog, which built up in Q2 due to foundry capacity constraints.  Also, during the quarter, the company sold component inventory, which was previously reserved for in our provision for slow moving and obsolete inventory.  The reversal of the provision, provided a benefit of $160,855 for the nine months ended September 30, 2004, which was offset by increases in the reserve of $116,255 associated with our periodic assessment of inventory to arrive at a net benefit of $44,600.  Accrued liabilities increased $612,623 and decreased $1,143,468 during the nine months ended September 30, 2004 and 2003 respectively.  These changes relate to professional fees, commissions and bonus and the timing of payments to vendors and employees.

Our net cash used for investing activities was $3,075,679 and $4,695,936 during the nine months ended September 30, 2004 and September 30, 2003 respectively.  Investing activities in 2004 primarily represented an investment in the strategic alliance with Coming Home Studios LLC, referenced above under the caption “Overview,” and purchases of capital equipment, patents and intangible assets.  Investing activities in 2003 primarily represented purchases of investments available for sale and capital equipment. Our financing activities, primarily consisted of proceeds from the exercise of employee stock options, provided $3,405,466 and $385,529 during the nine months ended September 30, 2004 and September 30, 2003 respectively.

 On June 30, 2004, the Company’s Board of Directors authorized a stock repurchase program.  Under the repurchase program, the Company may acquire up to $3,000,000 of its outstanding common stock for a period of six months from July 1, 2004 to December 31, 2004.  Purchases may be made from time to time in the open market, block purchases or privately negotiated transactions, depending on market conditions, share price and other factors.

Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (the “Act”).  The Act contains numerous changes to existing tax laws including, but not limited to, incentives to repatriate foreign accumulated earnings and other international tax provisions regarding foreign tax credits.  The Company is in the process of evaluating what impact, if any, the Act may have on our results of operations and financial condition in the future.

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

We are exposed to risks in our Valence business related to product fabrication outsourcing to third parties

Valence is a “fabless” semiconductor company meaning that Valence designs, develops and markets our selection of custom and standard integrated circuits but we rely on third party contractors to manufacture, assemble and test our products. From time to time there can be foundry capacity issues due to global demands that affect the semiconductor industry.  Although we believe our relationships are generally good, we do not have long-term supply agreements with our third-party vendors and they are not obligated to perform services or supply products to us for any particular period or in any particular quantities, except as provided in each separate purchase order accepted by them. The increased demand for our products coupled with the demand for foundry services, is, and will continue to be for the foreseeable future, a challenge for us.  In these times of high demand, there are significant risks associated with our reliance on third-party vendors including: reallocation of capacity to other foundry customers, potential price increases, delays and interruptions in order deliveries, reduced control over product quality and increased risk of misappropriation of intellectual property.

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

We depend on our key personnel

Our future success depends to a large extent upon the continued service of key personnel, including engineering, sales and marketing staff, and highly skilled semiconductor design staff. We anticipate that any future growth will require us to recruit and hire a number of new personnel in engineering, operations, finance, sales and marketing. Competition for such personnel can be intense, and there can be no assurance that we can recruit and retain necessary personnel to operate our business and support future growth.

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

PART II—OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                The following table details our common stock repurchases for the three months ended September 30, 2004:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 — 31, 2004	—	—	—	$3,00,000
August 1 — 31, 2004	31,114	$4.87	31,114	$2,848,330
September 1 — 30, 2004	2,543	$5.03	33,657	$2,835,539

(1)                                  On June 30, 2004, the Company’s Board of Directors authorized a stock repurchase program (the “2004 Repurchase Program”).  Under the 2004 Repurchase Program the Company may acquire up to $3,000,000 of its outstanding common stock for a six-month period from July 1, 2004 to December 31, 2004.  Purchases may be made from time to time in the open market, block purchases or privately negotiated transactions, depending on market conditions, share price and other factors.

Item 6.  Exhibits

(a)           Exhibits.

The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission as part of this Report.

Exhibit Number	Description
10.1

Strategic Alliance Agreement between SRS Labs, Inc. and Coming Home Studios, LLC dated September 23, 2004, previously filed with the Securities and Exchange Commission (the “Commission”) on September 28, 2004 as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2004, which is incorporated herein by reference.

10.2

CHS/SRS, LLC Operating Agreement between SRS Labs, Inc. and Coming Home Studios, LLC dated September 23, 2004, previously filed with the Commission on September 28, 2004 as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 23, 2004, which is incorporated herein by reference.

10.3

Warrant Agreement between SRS Labs, Inc. and Coming Home Studios, LLC dated September 23, 2004, previously filed with the Commission on September 28, 2004 as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 23, 2004, which is incorporated herein by reference.

10.4

Production Services Agreement between CHS/SRS, LLC and Coming Home Studios, LLC dated September 23, 2004, previously filed with the Commission on September 28, 2004 as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 23, 2004, which is incorporated herein by reference.

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

SRS LABS, INC., a Delaware corporation

Date: November 12, 2004	By:	/s/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2004	By:	/s/ JANET M. BISKI
Janet M. Biski
Chief Financial Officer
(Principal Financial and Accounting Officer)