Form 10-K
period 2004-12-31
SRS LABS INC
filed 2005-03-31
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $58,508,303 (computed using the closing price of $5.49 per share of Common Stock on June 30, 2004, as reported by the Nasdaq Stock Market).

As of March 15, 2005, 14,689,028 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding. Of that amount, 441,875 shares were held as treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2005 are incorporated by reference in Part III of this Form 10-K.

SRS LABS, INC.

ANNUAL REPORT ON FORM 10-K

You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. Unless the context requires otherwise, references to “the Company,” “we,” “us,” “our” and “SRS Labs” refer specifically to SRS Labs and its subsidiaries.

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

Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue,” “may,” “could” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be realized.

As more particularly discussed under the caption “Factors That May Affect Future Results” in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, some important factors that could cause actual results or outcomes for SRS Labs or our subsidiaries to differ materially from those discussed in forward-looking statements include:

•       changes in general economic conditions in the markets in which we may compete and fluctuations in demand in the sound technology licensing and semiconductor industries;

•       our ability to build and strengthen our brand;

•       our ability to sustain historical margins as each of our industries develop;

•       increased competition;

•       pricing pressures on consumer electronics manufacturers;

•       increased costs;

•       exposure to risks in our licensing business related to product and customer concentration;

•       exposure to risks of international operations, particularly Asia and the People’s Republic of China;

•       reliance on revenue contributed from our ASIC and standard IC business;

•       risks in our Valence business related to fabrication outsourcing to third parties;

•       cyclicality in the semiconductor business;

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

PART I

Item 1.                        Business

Overview

SRS Labs is a leading developer and provider of application specific integrated circuits, or ASICs, standard integrated circuits, or ICs, and audio and voice technology solutions for the home entertainment, portable media device, personal telecommunications, personal computer, automotive and broadcast markets.

We operate in the following two business segments:

Semiconductors:   Through SRS Labs, Inc.’s wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”), we operate a fabless semiconductor business which develops, designs and markets standard and custom analog ICs, digital signal processors, or DSPs, and mixed signal integrated circuits primarily to original equipment manufacturers, or OEMs, and original design manufacturers , or ODMs, in the Asia Pacific region.

Licensing:   Through SRS Labs, the parent company, the licensing segment develops and licenses audio, voice and surround sound technology solutions to many of the world’s leading OEMs, software providers and semiconductor companies, and licenses and markets hardware and software products for the Internet and professional audio markets.

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly owned subsidiaries, including Valence and SRSWOWcast.com Inc.

In 2003, we reported our revenues in the following five segments: licensing, semiconductors, component distribution, product sales and Internet and broadcast. In 2004, we decided to reduce our segments to licensing and semiconductors because of the materiality of the revenues attributable to the other three segments. Revenue from the component distribution segment is now reported in the semiconductor segment and revenues from product sales and Internet and broadcast segments are now reported in the licensing segment. Segment information for prior years has been restated to conform to the current year presentation. The following table shows our revenues, cost of sales and gross margin by product segment for the last three fiscal years:

	Years ended December 31,
	2004	2003	2002
Semiconductors:
Total revenues	$10,770,684	$10,712,382	$10,777,569
Cost of sales	3,725,062	3,953,100	4,600,388
Gross margin	$7,045,622	$6,759,282	$6,177,181
Licensing:
Total revenues	$10,831,704	$9,101,399	$8,224,224
Cost of sales	228,147	102,979	153,857
Gross margin	$10,603,557	$8,998,420	$8,070,367
Total:
Total revenues	$21,602,388	$19,813,781	$19,001,793
Cost of sales	3,953,209	4,056,079	4,754,245
Gross margin	$17,649,179	$15,757,702	$14,247,548

Further financial information for business segments, geographic areas and customer concentration is included in this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplemental

Data” and in Notes 1 and 12 to the Notes to Consolidated Financial Statements. Revenues for each of our business segments as a percentage of consolidated revenues and additional discussion relating to our revenues are presented under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Reference also is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results” for a discussion relating to certain business risks relating to our business.

SRS Labs was incorporated in the State of California on June 23, 1993 and reincorporated in the State of Delaware on June 28, 1996. Our executive offices are located at 2909 Daimler Street, Santa Ana, California 92705. Our telephone number is (949) 442-1070.

Our Products and Technologies

Semiconductors

Our fabless semiconductor business designs, develops and markets custom and proprietary analog, digital and mixed signal integrated circuits. These products address a wide range of applications in the consumer electronics, home entertainment, telecommunications and personal computer markets. We market our semiconductor products in two categories: (a) custom ASICs for specific OEM customers primarily in the Asia Pacific region, and (b) standard integrated circuits marketed under the brand name, ASP Microelectronics, or ASP, many of which include our audio, voice and surround sound technologies.

As of the end of 2004, approximately 35 engineers supported our IC design capabilities, which for the past six years have been awarded one of the Hong Kong Industry’s (HKITCC) Technology Achievement Awards. We outsource the manufacturing of these ASICs to a network of fabrication partners throughout Asia Pacific, including Chartered Semiconductor, Samsung and Tower Semiconductor Limited in Israel.

In addition to performing contract design work, we also design, develop and market standard ICs for the Asia Pacific manufacturing market under the ASP brand name. The products created are based upon management’s analysis of trends in the market, knowledge gained from long standing relationships with customers and overall business experience. The general purpose integrated circuits offered include micro-controllers for DVD Players, set-top box receivers and audio/video equipment; ICs for telecommunication and game equipment; small signal transistors and ICs used mainly in the manufacture of consumer products such as television sets, radios, telephones, computer mother boards, add-on boards and audio hi-fi systems. Many of these products are developed by utilizing our custom design libraries, advanced mixed signal design technologies, system level expertise, software knowledge and understanding of customer requirements. Many of these chips include SRS audio technologies and by the end of 2004, 40% of the ASP product line included SRS audio chips.

Licensing

Our licensing business develops and markets audio enhancement, voice and surround sound technologies to OEMs, ODMs, semiconductor manufacturers and software providers in the home entertainment, portable media device, personal telecommunications, automotive and personal computer markets. Our portfolio of licensable technologies includes a wide range of techniques for the enhancement and delivery of audio, voice and surround sound technologies, including the following:

•       Audio Enhancement—Our audio enhancement technologies provide numerous enhancements to the audio listening experience, including improving the spatial imaging (width and height of the sound image field) and bass response from traditional multimedia speakers and headphones, positioning audio sounds in both the horizontal and vertical planes, repositioning the audio image for non-optimally located speakers and enhancing bass for speakers and headphone systems that delivers bass up to an octave below the physical capabilities of the speaker’s driver. Our audio enhancement technologies include: SRS 3D Positional Audio™, WOW™, WOW XT™, TruBass®, FOCUS®, SRS Headphone™, SRS DialogClarity™,TruSurround XT®, SRS 3D® Sound and SRS Auto™.

•       Voice Processing—These technologies, which include our VIP™ and Noise Reduction™ technologies, dramatically reduce noise to produce much clearer and crisper dialog over wireless communication devices and improve the intelligibility of the human voice in a variety of listening situations, including high ambient background environments.

•       Surround Sound—Our core surround sound technology, Circle Surround®, is a complete encoding and decoding format. Circle Surround encoding enables the distribution of up to 6.1 channels of discrete audio over existing two-channel carriers such as broadcast television, FM radio, CDs and VHS tapes. Circle Surround decoding either decodes Circle Surround encoded material for multi-channel playback or creates up to 6.1 channels of audio from older formats of material, including mono, stereo, 4-channel surround or other matrix surround formats. Circle Surround decoding is available in three formats: Circle Surround, Circle Surround II™ and Circle Surround Automotive™.

Our portfolio of technologies can address a broad spectrum of product applications within the vertical markets that we have targeted. Our technologies may be implemented in a variety of methods, including discrete analog components, chip modules, analog semiconductors, DSPs and software. These various implementation options offer customers significant flexibility when incorporating our technologies into products.

Our Customers and Markets

We sell our semiconductors and license our technologies throughout the Western Hemisphere, the Asia Pacific region and in Europe. The following table presents our revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Years ended December 31,
	2004	%	2003	%	2002	%
Geographic Area Revenue:
Hong Kong	$9,975,904	46%	$9,235,976	47%	$9,848,123	52%
Japan	4,906,343	23%	5,402,565	27%	5,383,728	28%
Americas	2,354,668	11%	875,461	5%	1,027,252	6%
China	2,028,224	9%	2,193,863	11%	1,771,486	9%
Other Asia Pacific	1,661,880	8%	1,226,945	6%	151,649	1%
Europe	675,369	3%	878,971	4%	819,555	4%
Total	$21,602,388	100%	$19,813,781	100%	$19,001,793	100%

Semiconductors

Our custom ASIC customers include the Asia-based manufacturing facilities for consumer electronics, telecommunications and personal computer manufacturers headquartered in North America, Europe and Asia Pacific.

We believe our expertise in design work allows us to offer our customers a shorter development cycle, smaller die size and faster turnaround time for final production, which strengthens our relationships with our customers and helps us retain our competitive advantage in the Asia Pacific region.

Our target customers for Standard ICs are the ODMs and OEMs of a variety of television applications, including LCD, projection, CRT and plasma televisions, as well as personal telecommunications, automotive, portable audio and personal computer equipment.

Our six largest customers accounted for approximately 60% of our semiconductor revenues in 2004, and two customers, Cantronic Industries Limited and Fook Tin Technologies Limited, accounted for approximately 20% and 11% of our semiconductor revenues, respectively.

Licensing

Through our licensing business segment, we market our portfolio of technologies to the following vertical markets: home entertainment; personal telecommunications; portable media; personal computers and automotive. Our license agreements typically have multi-year or automatic renewal terms, and either require per-unit royalty payments for all products implementing our technologies or provide for a fixed annual or quarterly royalty payment. License agreements also specify the use of our trademarks and logos on the product, within the packaging and in the user’s manual. Agreements also require our product review and approval to guarantee the quality of the technology implementation and the correct usage of our logos and trademarks. We believe these terms ensure the quality and consistency of the technology and elevate the awareness of the SRS brand in the marketplace. Most agreements do not have volume requirements and may be terminated by the licensees or us without substantial financial penalty. The following chart shows the percentage of our licensing revenue we received in 2004 and 2003 from each of these markets. Commencing in 2003, we embarked on a strategy to further diversify our concentration across markets.

2004	2003

Home Entertainment

Home entertainment products represent the largest current market for our technologies and have historically been the largest revenue contributor to our licensing business. Manufacturers in this market utilize our technologies to differentiate their products from their competitors and improve functionality and product performance. In many instances, manufacturers license multiple technologies from us for multiple product lines and divisions. Product categories within this market, include televisions, advanced displays, such as projection, plasma and LCD, set-top boxes, DVD players, audio/video receivers and complete home-theater-in-a-box system.

Televisions.   Our audio technologies are widely used by television manufacturers as not only a differentiating feature, but also because they resolve a multitude of audio challenges that manufacturers encounter. As the television market migrates from bulky tube models to thinner digital displays, manufacturers are finding that they have less room for speakers, which in turn compromises the overall audio quality of the television. From bass enhancement and dialog clarity to virtual surround sound, we provide manufacturers with patented solutions that deliver outstanding audio quality, without the expense of additional equipment or larger speakers. In 2004, we announced several new and expanded licensing relationships in the TV segment, including Akai, Ben Q, Dell, LG Electronics, Hyundai Image Quest, Samsung and Metz. During the year we also announced a collaborative partnership with Chinese TV manufacturer Skyworth to develop audio technologies for the Chinese consumer electronics market. In 2004, our technologies have increasingly been implemented in flat panel TVs and monitors such as LCDs, plasma and projection displays. The flat panel display market has grown significantly, and over the past year, our licensing royalties derived from flat panels have increased as these advanced models are quickly replacing traditional CRT (Cathode Ray Tube) televisions.

DVD Players & Set-top Boxes.   A primary challenge for DVD player, recorder and set-top box manufacturers is that the average household uses a two-speaker audio system, while most of the content played over these devices is encoded in multichannel audio. We have developed a technology that creates a virtual surround sound experience over any existing two-speaker systems, including the internal speakers of a television. Our technology also creates a virtual surround experience from stereo material. In 2004, we announced a cooperative agreement with ST Microelectronics for exclusive worldwide sales and marketing of TruSurround XT for digital set-top box applications. As well, our technologies continue to be included in set-top boxes from Hughes for DirecTV and Motorola. In the DVD market, we have seen a continued slowdown of licensing royalties as a result of increasing pricing pressure on stand-alone DVD playback devices and ongoing transition to new DVD recorder devices.

A/V Receivers & Home-Theater-in-a-Box.   The receiver is the central hub for a typical home theater system and is rapidly becoming integrated into a “home-theater-in-a-box” system that comes complete with a DVD player, VCR, CD player, set-top box and 5.1 speakers. Our portfolio of technologies can address this rapidly growing market from bass enhancement to the improvement of the center channel dialog or front speaker stereo enhancement to full 5.1 surround sound. In 2004, we announced new or expanded OEM relationships with companies including Marantz, Pioneer and Motorola for their latest home entertainment systems.

Personal Telecommunications

Personal telecommunications, which include mobile phones, are becoming a true convergent product as many of the newest generation handsets and wireless products are quickly becoming complete personal entertainment devices. We first penetrated the mobile phone market in 2001 with our VIP technology, the first patented voice technology for mobile phones that provides significant spoken-word comprehension to handset users through real-time digital signal analysis and processing. With the advent of multimedia functionality, including digital music playback, ring tones, streaming video, two-way video conferencing, gaming, digital video recording and TV viewing, we continue to work with many of the leading mobile phone and voice communications companies to implement our voice technology solutions in communications products.

Due to simple physical constraints, handset makers face the difficult challenge of achieving high-quality audio during playback of these multimedia applications. Most often, headphones or ear buds are selected for their cost, convenient small size and aesthetics, rather than for their audio performance. For handsets with integrated external speakers, the device size limits the speaker size, the spacing and even the separation between two speakers if they can fit in the device at all. Various popular audio compression schemes and codecs can also adversely affect the quality of reproduced audio due to the compression methodologies. To address these problems, in 2003 we developed WOW XT™ for Mobile, the industry’s first complete audio enhancement solution designed to improve the quality of any audio played on mobile devices. This advanced technology suite contains stereo audio, psychoacoustic bass enhancements, noise reduction, voice clarity and voice quality enhancement technologies. Coupled with valuable audio management utility techniques that manage the audio level, this solution overcomes the physical limitations of small speaker drivers and headphones and improves the audio and voice quality, ensuring the best possible user experience for consumers. In 2004, we further enhanced our portfolio of solutions for wireless devices with the introduction of SRS 3D Positional Audio™, which is a psychoacoustic audio rendering engine that makes audio cues sound as if they have been placed in a three-dimensional area in the space around the listener’s head.

Whether the device has one speaker, two closely spaced speakers, or relies on headphone or ear bud playback, our audio and voice solutions can be customized for any handset maker or OEM’s specific requirements and handset design. We also have enabling and utility technologies to help overcome the physical limitations of the small speaker drivers and headphones of mobile devices to produce a more natural, realistic and immersive audio experience. Some of these technologies include the ability to preserve the original music source’s stereo instrumentation during stereo-to-mono mix down, the ability to manage the output level of multiple audio sources to prevent clipping, and many other breakthrough solutions that help handset makers increase their market share by providing cost-effective audio enhancement solutions that help mobile carriers attract and keep more customers. For the newer stereo speaker-enabled mobile phones, WOW XT provides the industry’s most extreme stereo width from polyphonic ring tones and digitally compressed music formats such as MP3, WMA and AAC.

These solutions for mobile phones are primarily implemented using software. The key benefit of adding SRS software technologies is that hardware design changes aren’t needed to quickly achieve fuller, more dynamic audio. The WOW XT Audio Enhancement Suite, Voice Processing Suite, Audio Management Utility Suite and SRS 3D Positional Audio technology are either available now or in development for a wide variety of popular mobile software solutions, platforms and processors. During 2004, companies including Fangtek, NEC, Sharp and Samsung either signed a new licensing agreement with SRS, or expanded their use of SRS technologies for their latest personal telecommunications devices.

Portable Media

The use of portable media players, such as MP3 and portable listening devices, is widespread around the world, reflecting demand from consumers to take their music and soon their video with them. While the demand for more entertainment features increases, the size of the devices are decreasing and because of simple physical design constraints, the quality of the audio experience cannot always be maintained. The small footprint of these devices limits speaker size, speaker spacing and the quality of headphone listening is variable since headphones are often selected for their small size and aesthetics rather than their audio performance. In addition to physical considerations, the various audio compression algorithms in common use, such as MP3, AAC and WMA, can adversely affect the quality of the reproduced audio depending on factors such as encoded bit rate and encoder quality level.

Manufacturers of these devices are looking for solutions to improve the listening experience without affecting design change, increasing power consumption or adding additional product components. Similar to the mobile phone market, our solutions for portable media devices are primarily implemented using software, which allows manufacturers to quickly and easily implement our technologies once they have been optimized for their specific software and hardware requirements. The primary technology solution for this market is SRS WOW, which is a suite of patented techniques designed to create a full, rich and wide audio image over one speaker, two speakers or headphones. As of the end of 2004, our SRS WOW technology libraries were available on a wide variety of the portable media device market’s leading semiconductor and software platforms. In 2004, we announced new or expanded licensing agreements with OEMs including LG Electronics, RIO (Japan) and Samsung.

Personal Computers

Advances in computer technology and flat-panel LCD monitors with speakers have transformed personal computers into home theater media hubs. Through PCs, users can now enjoy and manage collections of music and movies, as well as satellite and cable TV programs; and can distribute this multimedia content throughout the home using popular networking protocols.

With computer functionality growing every day, and the form factor of these devices shrinking and flattening, gone are the days of large CRT monitors or PC towers under the desk. Most traditional “desktop” PC makers have now focused their product lines into notebook and tablet computers—from ultra portable to widescreen portable home theaters.

We have developed specific technology solutions that deliver home-theater sound from small and closely spaced speakers, as well as from headphones. Our technologies enhance the audio experience from any content and any application.

In 2004, we achieved a major milestone for the penetration of this market and introduced system-level drivers for ADI SoundMax, SigmaTel and Realtek audio codecs. Our drivers are WHQL tested by our audio codec partners and can be delivered as signed drivers. In addition, we can provide generic system level drivers that can be used by manufacturers for custom integration into their graphical user interface. The design premise behind these system level driver solutions is that by delivering SRS technology on a low level within the audio path, any audio played through the computer, no matter the application or source, can be enhanced. The value for manufacturers is that their product’s overall sound quality is instantly improved through the use of SRS technologies and can be achieved cost effectively. Leading semiconductor companies also provide numerous analog audio processor chips that include our technology.

By the end of 2004, our customers in this market included Sony, who incorporated our WOW technology into their VAIO desktops and Toshiba, who licensed our SRS TruSurround for their line of Satellite and Qosmio laptop computers. In addition, Micro-Star International licensed our 3D audio technology for its Mega PC product line.

Automotive

In 2003, we developed SRS Circle Surround Automotive™, a special version of our Circle Surround technology that can be customized by car manufacturers for the specific audio requirements of any vehicle. Circle Surround delivers up to 6.1 channels of full-bandwidth surround sound from any audio source, including the radio, CDs and even MP3 files burned onto a CD.

Rear seat passengers are increasingly using DVD systems for entertainment. Our TruSurround technology, which is widely used by traditional DVD player manufacturers, provides a realistic virtual surround sound experience over traditional headphones. In addition, our SRS Automotive™ technology, which is a suite of audio enhancement and processing technologies that can be optimized for two or more speaker systems, or headphone playback provides remarkable improvement in the width, height and depth of any mono or stereo audio source, as well as provides deep, rich bass enhancement.

While little revenue was generated from this market segment during 2004, we think this market holds significant long-term opportunities for the license of our technologies. In 2004, we achieved several design wins with leading manufacturers and automakers, including Johnson Controls, Honda, Toyota and Fujitsu Ten.

The following table identifies a few of our largest licensing customers and the market or markets for which such licensees are licensing our technologies, as of December 31, 2004:

OEM Name	Home Entertainment	Personal Telecom	Portable Media Devices	Personal Computer	Automotive
Amtran	•			•
BenQ	•
Cantronic			•
Changhong	•
Hitachi Ltd.	•
Hughes Network System	•
Kenwood Corporation	•				•
LG Electronics	•		•
Marantz Corporation	•
Motorola BCS	•
NEC Corporation		•
Philips Consumer Electronics	•
Pioneer Corporation	•
Reigncom/iRiver			•
Samsung Electronics	•	•	•
Sharp Corporation		•
Skyworth	•
Sony Corporation	•		•	•
ST Microelectronics	•
Toshiba Corporation	•			•

Our six largest customers accounted for more than 50% of our licensing revenues in 2004, and one customer, ST Microelectronics, accounted for approximately 11% of our licensing revenues.

Our Strategy

Semiconductors

Our strategy in our semiconductor business is to integrate our SRS technologies into our ICs and to leverage our technology to create added value for our semiconductor customers. Manufacturers of electronic products are under increasing pressure to bring their products to market rapidly, at lower cost and with differentiated features. We believe that our audio technologies provide a compelling differentiable feature. In 2003, we leveraged our expertise in the design of integrated circuits and began development of a series of semiconductor products that included SRS technology. In 2004 mass production began on many of these products and by the end of 2004, 40% of the ASP product line included SRS technology chips. These chips include a wide variety of stand-alone analog solutions for SRS technologies, including SRS WOW, SRS TruBass, SRS 3D, SRS FOCUS and SRS Dialog Clarity that are marketed to the high-growth and high-volume product categories manufactured in the Asia Pacific region, such as portable audio systems, televisions, LCD monitors, portable audio devices and computers. In 2004, we also launched several universal audio processors that combined our audio technologies with standard audio functions such as volume, tone and level; as well as the first ASP-branded DSP processors with SRS technology.

Licensing

Our sales strategy is to identify high-growth markets, develop needed technology solutions and features and work with software and semiconductor platform partners to make these technologies widely available and easy-to-implement by OEMs and ODMs. We believe that we will continue to strengthen our market position as a world leader in audio and voice technology by employing the strategy of providing a continuous stream of patented audio and voice technologies, penetrating new licensing accounts, expanding relationships with existing licensees, creating a broad platform of software and semiconductor partners and developing strong brand awareness of the SRS logo.

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

Our licensing model most often employs a system whereby our licensees or prospective licensees request that SRS technologies are enabled on key industry platforms from leading semiconductor manufacturers and middleware or firmware software providers (Platform Partners). Oftentimes, the request is first made goes to the platform provider. In other circumstances, we may proactively target a new emerging platform in one of our five market segments.

We work together with our Platform Partners to provide our mutual customers with the technology which best fits their needs. We also together solicit other customers who use the platform.

As a technology licensing company, one of our greatest assets is the strength of our brand. Since brand recognition drives licensing sales, we have invested in strategies that increase consumer awareness of SRS Labs with the ultimate goal of establishing our brand with both product manufacturers and consumers around the world as the symbol for high-quality audio. The three primary vehicles that we use to further the proliferation of our brand are: (a) placement of the SRS logo by OEMS on products and in co-marketing programs; (b) online branding programs; and (c) use, and recognition of use, of SRS technology by content and broadcast professionals.

OEM Marketing Programs.   Over 600 million consumer electronics hardware or software products have been shipped or downloaded that feature SRS technologies. Our logo is either prominently displayed on the product itself or, in the case of software products and mobile phones, featured in the graphical user interface. This consistent logo exposure is considered a key tool in reaching consumers worldwide. In addition, we work with our OEM customers as they launch new products that feature SRS technologies. We supply complete SRS corporate and technology tool kits with a wide array of material, including SRS logos, illustrations, technology explanations and suggested demonstration material. In 2004, we worked with Toshiba as well as Sony PC in the creation of point-of-purchase videos that are used on display PCs in leading retail outlets around the United States. These videos included information on SRS technology as well as displayed our logo, thereby reinforcing the consumer’s awareness of the SRS feature inside their product purchase.

Online Branding.   Online exposure has also been an important part of our branding strategy. A significant component of our relationship with Microsoft is that the SRS logo displayed in the audio control panel of Microsoft’s Windows® Media Player links to an SRS technology page. As a result, over 15 million audio enthusiasts who use their computers for music and entertainment playback visited our website in 2004 and were further exposed to the SRS brand.

We also market hardware and software products for consumers that feature our audio technologies. These products are sold exclusively online through our e-commerce site, www.wowthing.com.

The WOW Thing™ is a small processor that can be installed between speakers or headphones and the sound card or CPU of most personal computer systems. It enhances the sound quality of CDs as well as digitally compressed audio, which is downloaded or streamed over the Internet. The CS II Plug-in for the Windows Media Player delivers a full 5.1 surround sound experience for stereo and mono music, videos and streaming audio. In 2004, we created a consumer plug-in version of our latest stereo enhancement technology, WOW XT, for the Windows Media Player platform. Revenue from the sale of these products is insignificant, but gives us a valuable demonstration platform to showcase our audio technologies.

Use of SRS Technology by Content and Broadcast Professionals.   We develop, license and sell professional hardware and software products and consumer software plug-ins primarily as a means of enabling content companies, broadcasters and music publishers to encode their material in our Circle Surround, or CS, technology. When CS is professionally used, the logo is displayed within the content itself, on the packaging material, or in the case of radio an announcement that the broadcast is being delivered in SRS Circle Surround is played. We have concentrated on three key market segments in the pro audio space: television, radio and music, and have developed a full line of hardware and software products to support these markets. These products are sold directly to professional customers and are also available from selected dealers and distributors servicing the professional audio and broadcast communities. We did not generate significant revenue from the sale of professional hardware equipment in 2004 and the outlook for significant revenue generation remains unproven, but we believe there is great value in continuing to pursue this market as a key element of our branding strategy. Top television broadcasters in the United States and abroad, who have transmitted Circle Surround-encoded programs include ABC, CBS, NBC, ESPN, ESPN 2, ESPN HD, FOX, FX, TNT, PBS for dozens of programs including the 55th Annual Prime Time Emmy Awards, X Games, NFL and NBA broadcasts, and more.

In September 2004, we entered into a strategic alliance with Coming Home Studios LLC (“CHS”) to produce and sell concert DVDs which include our Circle Surround technology. In connection with the strategic alliance, SRS Labs and CHS entered into four agreements:  a Strategic Alliance Agreement, the CHS/SRS LLC Operating Agreement, a Warrant Agreement and a Production Services Agreement. In the Strategic Alliance Agreement, SRS Labs and CHS agree to work together to identify and implement co-promotional opportunities, including trade shows, movie theaters, video streaming, concert DVDs, artist endorsements, bundling and premium deals, web-based promotional clips and road shows. The initial term of the agreement expires on July 9, 2006 and is automatically renewable for successive one-year terms. Under the terms of this agreement, the branding opportunities on each DVD released by CHS through the terms of the agreement include: (a) a short video of the SRS logo displayed prior to reaching the menu on the DVD; and (b) an instructional video on setting up a Circle Surround home theater system, which is available in the special features menu. For those DVDS encoded in Circle Surround, the CS logo will be prominently displayed on the packaging of the DVD as well as in promotional material used by distributors worldwide.

Sales and Marketing

We have two types of revenue collection systems with our licensees—bundled or non-bundled. Under a bundled agreement, royalty revenue may be collected by our Platform Partner at the time the solution is sold to the OEM or ODM. Most often, however, we collect revenue directly from our licensees. These licensing arrangements with OEMs or ODMs authorize them to design, build and sell products containing our technology. Under this licensing method, OEM product licensees are free to choose a semiconductor solution from the Platform Partner that best suits their technical and cost-of-goods-sold requirements. We receive royalties directly from the licensed OEM or ODM for the use of our technologies in licensed products manufactured and shipped by the OEM or ODM. Many major OEMs have licenses or purchase products manufactured by a licensed ODM for the use of one or more of our technologies and for the use and display of our trademarks. In the case of the Platform Partner who bundles our royalty within their solution, the cost of the solution includes our royalty at the time it is sold. The Platform Partner remits that royalty directly back to us on behalf of the licensee, thus streamlining the royalty collection process of royalty reporting.

Our process for selecting particular Platform Partners for distributing our technology is based on several criteria including: (a) segment leadership—we target chip partners that hold preeminent positions in market segments characterized by high growth, volume and/or margins; (b) volume—platforms which will maximize exposure of our technologies to a large number of potential OEMs; (c) synergy—platforms which serve to position our technologies along with compatible and additive technologies for integrated delivery; and (d) convergence potential—which enable us to establish a presence on platforms that intersect merging functional features. An example of this would be the platforms for new personal multifunctional devices that include mobile phone, personal digital assistant, or PDA, and MP3 capabilities.

The following table identifies a few of our chip partners who have entered into licensing agreements with us and a few of our software partners who have developed software formats and operating systems for which our technology solutions are implemented, and the market or markets for which such licensees or partners are marketing our technologies as of December 31, 2004:

Chip/Software Partner Name	Home Entertainment	Personal Telecom	Portable Media Devices	Personal Computer	Automotive
Analog Devices	•	•	•	•	•
ARM		•	•
ASP Microelectronics	•		•	•
Cirrus Logic	•		•
Freescale	•	•	•		•
Micronas	•
New Japan Radio Corporation (“NJRC”)	•		•	•	•
Philips Semiconductor	•		•		•
Sigmatel			•	•
ST Microelectronics	•		•
Texas Instruments	•	•	•		•

To implement our licensing sales strategy within our identified vertical markets, we have established a direct sales force and a worldwide network of independent sales agents. In North America, we employ a direct sales force to market our portfolio of audio and voice technologies to the OEM community. Internationally, we maintain support offices in the Czech Republic, Japan, Hong Kong and Korea to support our multi-national OEM customers. We actively promote the use of our trademarks and logos and direct customers to prominently display the appropriate SRS technology logo on products, packaging and in advertising. We work closely with our licensees to enhance their success in selling finished products and semiconductor products that incorporate our technologies through a variety of licensee support programs. These programs include engineering support, sales training, tradeshow support, press support, customized marketing materials and corporate communications. Our corporate communications program includes press releases, advertising, speaking engagements and industry conferences. We use the Internet to provide easy-to-use audio technology demonstrations for those technologies that can be appropriately demonstrated on the World Wide Web. We conduct in-person technology demonstrations or presentations for the press and other companies to promote our technologies and products.

We also regularly participate in tradeshows and conferences to increase awareness of our technologies and to market our technologies and products. We work closely with our licensees and Chip Partners to actively explore additional opportunities to place our technologies in new products and/or markets.

Backlog

Backlog is applicable only to our semiconductor business. Sales of semiconductors are primarily made pursuant to standard purchase orders for the delivery of ASIC and IC products. Order quantities and delivery schedules are frequently changed to reflect product availability, scheduling at our fabrication partner facilities or changes in our customers’ needs. Customer orders can be canceled or rescheduled without significant penalty to the customer. Accordingly, our backlog at any particular date is not representative of actual sales for any succeeding period. For this reason, we believe that backlog is not generally a good indicator of future revenue. As of December 2004 and 2003, the backlog of orders for ASIC and IC products to non-affiliated parties was $1,539,567 and $2,219,301, respectively. We expect that all or substantially all of the current backlog of orders for 2004 will be completed in 2005.

Research and Development

Our customers compete in markets that are characterized by rapidly changing technology and continuous improvement in products and services. Our research and development expenditures in 2004, 2003 and 2002 were approximately 30.0%, 28.9% and 30.6% of total operating expenses respectively. These expenses consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies.

As of December 31, 2004, we had 49 employees in our R&D group representing 47% of our total human resources. Our software, hardware and application engineers focus on developing intellectual property, technology solutions and consumer products. Fourteen engineers are based in the U.S. with the remainder based in Hong Kong.

Competition

We compete in each of our business segments with a number of different companies, which produce a variety of technologies, processes and products.

Semiconductors

The Asia Pacific semiconductor industry is dominated by several major suppliers, such as Motorola, National Semiconductor and Texas Instruments. These established semiconductor companies usually do not offer custom design services to manufacturers and will only do so if the number of semiconductors required by such manufacturers is very large. Instead, they supply standard IC products to their customers. We occasionally compete with smaller design houses in Japan, Taiwan or Korea, such as Sunplus, but most of these design houses are focused on standard semiconductor chip categories, such as random access memory, micro-controller and other non-proprietary functional processes.

We believe that our ASIC team is more flexible in its strategy of designing new products, as well as more responsive in the service provided to clients. With 19 years of experience in the Asia Pacific semiconductor market, our large accumulated design IP library can be reused for different designs and can support a shorter chip development cycle and a lower chip cost. Using our proprietary software, many of our designs can be re-targeted for different foundries and processes, which allows us to reduce risk and cost. We have strong in-house testing capabilities, using state-of-the-art software and hardware development tools. We also believe that our expertise in local business practices and a strong franchise of relationships with clients gives us a competitive advantage over newcomers to the industry and large multi-national firms.

Our ability to develop standard ICs that incorporate our audio technologies has opened up new chip sales opportunities, but could in the future cause channel conflict with our network of SRS technology semiconductor partners. Our objective is to minimize this conflict by concentrating our design and sales efforts on chip products for markets and product applications that are underserved by our existing semiconductor partners.

The markets in which we sell our products are also subject to extreme price competition. Accordingly, we expect to continue to experience declines in the selling prices of our products over the life cycle of each product. In order to offset declines in the selling prices of our products, we must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts and other savings negotiated with our manufacturing subcontractors. Since we do not operate our own manufacturing facilities, we may not be able to reduce costs as rapidly as competitors who perform their own manufacturing. Our ability to design and introduce, in a timely manner, lower-cost versions of existing products or higher gross margin new products, or to successfully manage our manufacturing subcontractor relationships, could have a material adverse effect on our gross margins.

Licensing

Competition in the audio, voice and surround sound technology licensing business includes other licensing companies who offer competing technologies as well as the internal engineering department of our licensees, who may develop audio enhancement techniques for their own products.

In the field of 3D audio enhancement, we compete directly with other audio providers, including QSound, Spatializer, Aureal and BBE Sound. Our newly launched 3D positional audio technology directly competes with technologies from QSound and Synoptic. We believe that our bass enhancement technology, TruBass, competes directly with several technologies, including MaxxBass from Waves, Ltd, Vi.B.E from Spatializer, and non-proprietary bass systems, such as Bass Boost, that are included on a variety of electronics products, including televisions, portable stereos and speaker products. Because our audio enhancement techniques work with any existing recorded material, whether mono, stereo or surround sound, most of our audio enhancement technologies, including SRS 3D Sound, SRS FOCUS, SRS TruBass and SRS Dialog Clarity, can be used either as an alternative or as a complement and enhancement to almost any competing audio technology.

Many companies in the wireless and telecommunications industry are investigating methods to increase the quality of a voice signal; but we believe that their development work focuses on techniques to reduce noise and provide echo cancellation. We are not aware of any direct competing technologies to our voice technology, VIP, which processes the actual voice signal to improve intelligibility and works on the formants of the human speech pattern. VIP is compatible to these other noise cancellation techniques.

Several technologies within our surround sound portfolio, including TruSurround, TruSurround XT, Circle Surround and Circle Surround II, compete directly with a variety of technologies from Spatializer, QSound, Dolby Laboratories and DTS®, Inc. These competing processes include: Dolby ProLogic™ and ProLogic II, which are analog, surround sound systems that can encode surround content as well as decode up to 5.1 channels of surround sound from mono or stereo; Dolby Digital (AC-3) and Dolby Digital EX, that encode a six channel digital sound track on a movie print and decode six channels of digital audio in a consumer electronics device; Dolby Virtual Speaker, which processes the multichannels of Dolby Digital or Dolby Surround over just two channels, creating a virtual surround sound experience; DTS, which uses CDs to reproduce six channels of digital sound synchronized with a movie print and decodes the six channels of sound in a consumer electronics device; DTS NEO 6, which decodes up to 6.1 channels of surround sound from mono or stereo; and N-2-2™ from Spatializer, which processes the multichannels of surround sound over two speakers.

Many of the companies referenced above have, or may have, substantially greater resources than us to devote to further technologies and new product developments. We believe that we compete based primarily on the quality and performance of our proprietary technologies, brand name awareness, the ease and cost of implementing our technologies, the ability to meet OEMs’ needs to differentiate their products, and the strength of our licensee relationships. However, there can be no assurance that based on these factors, we will continue to be competitive with existing or future products or technologies of our competitors.

In the broadcast and professional audio markets, our Circle Surround technology competes directly with surround sound formats from Dolby Laboratories and DTS, Inc., which market professional products for the encoding and creation of multichannel content. Both of these companies have more established reputations, greater technical, sales, marketing and distribution capabilities and stronger brand presence in the movie/cinema, television broadcast and music recording segments of professional audio. These competitors also have established or may establish strategic relationships with potential customers of our Circle Surround technology that may affect our customer’s decisions to purchase products or license technology from us.

Intellectual Property Rights and Proprietary Information

We operate in industries where innovation, investment in new ideas and protection of intellectual property rights are important for success. We rely on a variety of intellectual property protections for our products and services, including patent, copyright, trademark and trade secret laws and contractual obligations. We pursue a policy of enforcing such rights. There can be no assurance, however, that our intellectual property rights will be adequate to ensure our competitive position, or that competitors will not be able to produce a non-infringing competitive product or service. There can be no assurance that third parties will not assert infringement claims against us, or that if required to obtain any third party licenses as a result of an infringement dispute, we will be able to obtain such licenses. Although we believe that our patents and trademarks are important to each of our business segments, such patents and trademarks are especially important to the licensing business segments.

In order to protect the underlying technology concepts, we have filed and/or obtained patents for all of our marketed technologies including technologies marketed under the trademarks SRS, TruSurround, TruSurround XT, FOCUS, Circle Surround, Circle Surround II, WOW, VIP and TruBass. In addition, we have numerous issued patents and patents pending for speaker and other acoustic reproduction technologies. We pursue a general practice of filing patent applications for our technologies in the United States and various foreign countries where our licensees manufacture, distribute or sell licensed products. We continually update and add new applications to our patent portfolio to address changing worldwide market conditions and our new technological innovations. The range of expiration dates for our patents extend between the years 2005 to 2020. We have multiple patents covering unique aspects and improvements for many of our technologies. Accordingly, the expiration of any single patent is not likely to significantly affect our intellectual property position or the ability to generate licensing revenue.

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

Seasonality

Due to our dependence on the consumer electronics market, we experience seasonal fluctuation in sales and earnings. In particular, we believe that the licensing business experiences seasonality relating to the Christmas season in the fourth quarter, and the semiconductor business located in the Asia Pacific region experiences seasonality related to the Chinese New Year in the first quarter. We have moved toward diversifying our key market segments in the consumer electronics industry in an effort to even out our seasonal fluctuation.

Employees

As of December 31, 2004 we employed 105 persons, 24 in finance and administration; 49 in research and development, engineering and product development; and 32 in sales and marketing. Of the 105 employees, 66 are employed in our semiconductor business and are located overseas. None of our employees are covered by a collective bargaining agreement or are presently represented by a labor union. We have not experienced any labor problems or a work stoppage and believe we have good relations with our employees.

Available Information

Our Internet address is www.srslabs.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Item 1A.                Executive Officers of the Registrant

The following table sets forth the executive officers of SRS Labs, Inc., their ages as of March 1, 2005, and the positions currently held by each person:

Name	Age	Position
Thomas C.K. Yuen	53	Chairman, Chief Executive Officer and President
Janet M. Biski	49	Chief Financial Officer, Treasurer and Secretary
Alan D. Kraemer	54	Executive Vice President, Chief Technology Officer
Philip Wong	48	President, ValenceTech, Limited
Jennifer A. Drescher	40	Vice President, Corporate Communications
Michael S. Oswald	49	Vice President, General Counsel

The Chief Executive Officer, President and Chief Financial Officer are elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders. Other executive officers may be appointed by the Board of Directors at such meeting or at any other meeting. All executive officers serve at the pleasure of the Board of Directors.

Thomas C.K. Yuen has served as Chairman, Chief Executive Officer, President and a director of SRS Labs since January 1994. Mr. Yuen also serves as Chairman of the Board and Chief Executive Officer and a Director of ValenceTech Limited, its wholly-owned subsidiary Valence Technologies Limited, and of SRS WOWcast, Inc.  Prior to joining SRS Labs, Mr. Yuen co-founded Irvine-based AST Research, Inc. in 1981. He served as AST’s co-chairman and chief operating officer. Under his leadership, AST became a Fortune 500 company in 1991 and its stock was named the Best Performing NASD Stock of 1991. Mr. Yuen departed AST in 1992 and focused his efforts on investing in new projects. Before co-founding AST, he held various engineering and project management positions with Hughes Aircraft Company, Sperry Univac and Computer Automation. Mr. Yuen was born in Shanghai, China and raised in Hong Kong. He received his Bachelor of Science Degree in Electrical Engineering from University of California, Irvine in 1974 with School Honors. He is also an Honorary Professor of China Nationality University in Beijing. Mr. Yuen is the recipient of several awards from University of California, Irvine, including the UCI Medal in 1990; the outstanding Engineering Alumni Award in 1987 and the Distinguished Alumnus Award in 1986. He was named one of the top 25 executives of the computer industry by the Computer Reseller News Magazine in 1988 and 1991. In 1997, Mr. Yuen received the Director of the Year award from the Orange County Foundation of Corporate Directors.

Janet M. Biski has served as Chief Financial Officer and Treasurer of SRS Labs since December 2002. Ms. Biski has also served as Secretary of SRS Labs since November 2004. Previously, she was a founder and served as Chief Financial Officer and Vice President of Operations for AccentCare, Inc., a home-care company, from April 1999 to December 2002. During that time, AccentCare successfully completed 15 acquisitions and grew revenues to approximately $100M. Previous to joining AccentCare, Ms. Biski served as Vice President, Chief Financial Officer, Secretary and Treasurer of SRS Labs from 1994 to 1999. Ms. Biski was part of the management team in its early start-up phase which successfully led the Company through the completion of its initial public offering. Ms. Biski also participated in SRS Labs’ acquisition of Valence as well as several of the Company’s acquisitions of technology. Early in her career, Ms. Biski was a regional controller for Fujitsu Business Systems, and held various financial management positions at IBM/ROLM.  Ms. Biski has a BS in Accounting from the State University of New York.

Alan D. Kraemer has served as Chief Technology Officer of SRS Labs since January 2005. He has also served as Executive Vice President, Technology and Business Development since June 2004. Prior thereto, he served as Vice President, Engineering of the Company since April 2000 and Director of Engineering since February 1994. In addition, Mr. Kraemer served as President of Sierra Digital Productions, Inc., a compact disc production and recording company, since August 1989. Prior to joining SRS Labs, Mr. Kraemer served as President of Engineering of De LaRue Printrak, a manufacturer of automatic fingerprint identification systems, Vice President of Engineering for AST Research, a personal computer manufacturer, Vice President of Engineering with Point4 Data Corporation, and as Director of Software Engineering of Northrop Electronics.

Philip Wong has served as the President of ValenceTech Limited and Valence Technologies Limited since March 2004. Mr. Wong brings to Valence Tech and Valence significant technology experience, extensive high-level industry and government relationships and a deep knowledge of the Asia Pacific market. From 1998 to March 2004, Wong served as managing partner of the China Key Partnership Group, an advisory firm that assists multinational companies in establishing a presence in the PRC. From 1987 to 1994, he held a variety of executive positions at AST Computers, culminating in the position as General Manager of Far East Sales working directly under SRS Labs Chairman and Chief Executive Officer, Thomas Yuen, who at the time was co-chairman and chief operating officer of AST. By 1994, AST had established itself as the number one brand name of personal computers in the Hong Kong and China markets with a 70% market share with revenues of $300 million.

Jennifer A. Drescher has served as Vice President of Corporate Communications since December 2002 and Vice President of Marketing for SRS Labs from December 2001. She previously served as Vice President of Marketing for the company’s Internet and broadcast subsidiary, SRSWOWcast Technologies from December 1999 through November 2001. Ms. Drescher was the Company’s first employee in 1993 working as Director of Marketing until the formation of SRSWOWcast Technologies. Prior to joining SRS Labs, Ms. Drescher’s career has held various senior level marketing, public relations and operational positions with audio technology licensing and products companies.

Michael S. Oswald has served as Vice President and General Counsel of the Company since November 2004. He served from 2001 to 2004 as Vice President and General Counsel of Lantronix, Inc., a publicly traded provider of computer networking technologies. Prior to his public company experience, Mr. Oswald was a key management team member at two successive start-up technology companies. Mr. Oswald was General Counsel and Chief Administrative Officer at NowDocs, Inc. from 1999 to 2001, where he managed Purchasing, Facilities, Human Resources and Legal Affairs and from 1996 to 1999 he was General Counsel at Acuity Corp. At Acuity, he was a member of the management team that negotiated Acuity’s acquisition by Quintus Corporation and co-led the transition team. He also served on Quintus’ IPO team. Mr. Oswald earned a Juris Doctor degree from Santa Clara University School of Law, and a Bachelor of Arts degree from the University of California at Riverside. He is an Adjunct Professor of Law at Western State University College of Law, where he teaches business law courses. Mr. Oswald also serves on the Board of Directors of the Southern California Chapter of the American Corporate Counsel Association (ACCA).

Item 2.                        Properties

Our worldwide headquarters are located in Santa Ana, California, in a 23,400 square foot facility consisting of office and warehouse space. The lease is for a term of three years scheduled to expire on May 31, 2005. At that time, we will have an option to renew the lease, under similar terms and conditions, for three additional years through May 31, 2008. We lease this facility from Daimler Commerce Partners, L.P., the general partner of which is Conifer Investments, Inc. The sole shareholders of Conifer are Thomas C.K. Yuen, our Chairman, Chief Executive Officer and President, and his spouse, Misako Yuen, as co-trustees of the Thomas Yuen Family Trust. Mr. and Mrs. Yuen also serve as the executive officers of Conifer. Mr. and Mrs. Yuen, as co-trustees of the Trust, beneficially own a significant amount of our outstanding shares of common stock. We paid the Daimler Commerce Partners rent of $210,600, $208,260 $198,900 in 2004, 2003 and 2002, respectively. The terms and conditions of the lease are competitive based on a review of similar properties in the area with similar terms and conditions.

Valence’s principal executive offices and research and development facility are located in Kwun Tong, Kowloon, Hong Kong  in a 16,600 square foot facility under two lease agreements which expire in November 2006, at which time we can negotiate renewal agreements. To the extent that management is unable to reach such agreements, it believes that it will be able to secure comparable space at reasonable rates. Pursuant to these leases, we paid rent of $148,349 during 2004, $330,826 during 2003 and $256,542 during 2002.

Our worldwide headquarters house personnel responsible for the development of our technologies and the administration of the licensing business. The Valence facilities are used in connection with the design and marketing of ASICs, ICs and the sale of consumer electronic products and components. We believe that our current facilities are adequate to support our current requirements.

Item 3.                        Legal Proceedings

From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. We are currently not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on the Nasdaq National Market under the symbol SRSL. The table below reflects the high and low sales prices of the common stock as reported by The Nasdaq Stock Market, Inc. for the periods indicated.

	High	Low
Fiscal 2004
First Quarter	$12.00	$5.76
Second Quarter	$7.85	$3.98
Third Quarter	$6.77	$3.81
Fourth Quarter	$7.45	$5.21
Fiscal 2003
First Quarter	$3.23	$2.05
Second Quarter	$4.92	$2.10
Third Quarter	$6.19	$3.60
Fourth Quarter	$11.00	$5.20

At March 15, 2005, the last sale price of the Common Stock was $4.26 per share.

Holders

At March 15, 2005, there were 425 stockholders of record.

Dividend Policy

We have never paid cash dividends on the Common Stock. We currently intend to retain our available funds for future growth and, therefore, we do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following equity compensation plans have been approved by our stockholders: the SRS Labs, Inc. Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the “1993 Plan”), the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the “1996 Plan”), and the SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Non-employee Directors Plan”). A description of the material features of each of these plans is included in Note 10 to the Notes to Consolidated Financial Statements under the caption “Stock Award/Option Plans/Warrants.” We do not have any equity compensation plans other than those approved by our stockholders.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2004.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	4,721,541	(1)(3)	$4.38	2,635,436 (2)

(1)          Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 115,370 shares under the 1993 Plan, 4,491,171 shares under the 1996 Plan and 115,000 shares under the Non-employee Directors Plan.

(2)          Represents shares of common stock that may be issued pursuant to options available for future grants under the following plans: 2,250,436 shares under the 1996 Plan and 385,000 shares under the Non-employee Directors Plan.

(3)          No options have been granted under the 1993 plan since June 7, 1996. The 1993 plan expired on December 10, 2003.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

On June 30, 2003, the Board of Directors adopted a stock repurchase program authorizing the purchase of shares of up to $3,000,000 of its common stock for a period of six months commencing on July 1, 2004 and ending on December 31, 2004. Total purchases under the program since inception were 216,575 at an average purchase price of $5.66 per unit. The following table sets forth the purchases by the Company by month during the fourth quarter ended December 31, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Nov 1-30, 2004	134,550	$5.75	134,550	$2,062,449
Dec 1-31, 2004	48,368	$5.95	48,368	$0
Total	182,916	$5.80	182,918	$0

Item 6.                        Selected Financial Data

The following selected financial information as of and for the dates and periods indicated have been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II,

Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included elsewhere in this Report.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands except per share data)
Revenues:
Semiconductor	$10,770	$10,712	$10,778	$10,250	$24,887
Licensing	10,832	9,102	8,224	5,181	3,085
Total revenues	21,602	19,814	19,002	15,431	27,972
Cost of sales:
Semiconductor	3,725	3,953	4,600	6,289	16,505
Licensing	228	103	154	415	106
Total cost of sales	3,953	4,056	4,754	6,704	16,611
Gross margin	17,649	15,758	14,248	8,727	11,361
Operating expenses:
Sales and marketing	5,445	5,487	4,626	4,475	6,355
Research and development	4,767	4,264	4,189	3,576	4,151
General and administrative	5,675	5,053	4,890	5,167	10,357
Non-cash stock issuance cost	—	—	—	—	3,112
Total operating expenses	15,887	14,804	13,705	13,218	23,975
Income (loss) from operations	1,762	954	543	(4,491)	(12,614)
Equity in income of investee	32	—	—	—	—
Other income, net	595	538	774	797	1,180
Minority interest	—	5	78	193	250
Income (loss) before income tax expense	2,389	1,497	1,395	(3,501)	(11,184)
Income tax expense	810	1,038	589	377	325
Net income (loss)	$1,579	$459	$806	$(3,878)	$(11,509)
Net income (loss) per common share:
Basic	$0.11	$0.04	$0.06	$(0.31)	$(0.93)
Diluted	$0.10	$0.03	$0.06	$(0.31)	$(0.93)
Weighted average number of shares used in the calculation of net income (loss) per common share:
Basic	13,950	13,033	12,648	12,630	12,379
Diluted	15,781	14,421	12,862	12,630	12,379
Balance sheet data:
Working capital	$7,192	$12,335	$14,401	$19,615	$21,914
Total assets	35,502	31,491	29,307	28,263	41,569
Short-term debt and current portion of long-term obligations	—	—	—	—	8,000
Stockholders’ equity	32,431	27,950	25,282	24,536	28,303

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

SRS Labs is a leading developer and provider of application specific integrated circuits (“ASICs”), standard integrated circuits (“ICs”) and audio and voice technology solutions for the home entertainment, portable media device, personal telecommunications, personal computer, automotive, and broadcast markets. We operate in the following two business segments:

Semiconductor:   Through SRS Labs, Inc.’s wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”), we operate a fabless semiconductor company which develops, designs and markets standard and custom, analog, digital signal processors (“DSPs”), and mixed signal, integrated circuits primarily to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) in the Asia Pacific region.

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

In 2003, we reported our revenues in the following five segments: licensing, semiconductors, component distribution, product sales, and Internet and broadcast. In 2004, we decided to reduce our segments to licensing and semiconductors because of the materiality of the revenues attributable to the other three segments. Revenue from the component distribution segment is now reported in the semiconductor segment and revenues from product sales and Internet and broadcast segments are now reported in the licensing segment. As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly owned subsidiaries, including Valence and SRSWOWcast.

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the matters that are inherently uncertain. Our most critical accounting estimates include valuation of accounts receivable, which impacts operating expenses; valuation of inventory, which impacts gross margin; valuation of intangible assets and capitalization of software, which primarily impacts operating expenses when we impair assets or accelerate their depreciation; and recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision. We discuss each of these policies below, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

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

Intangible Assets & Capitalization of Software

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. For fiscal 2004, an independent valuation of goodwill and other intangibles was performed. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our adoption of SFAS 142. However, no assurances can be given that future evaluation of goodwill will not result in charges as a result of future impairment.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives. Costs paid by us related to the establishment and transfer of patents, primarily legal costs, are capitalized and amortized over periods ranging from five to ten years, depending on the estimated life of the technology patented. Consideration for the purchase of assets in excess of the fair market value of specifically identified tangible assets has been capitalized as intangible and is being amortized over periods ranging from three to 11 years depending on the useful life of the asset. We annually evaluate the recoverability of our patents and intangible assets based on the estimated future undiscounted cash flows. Should the carrying value of patents or intangible assets exceed the estimated future undiscounted cash flows for the expected periods of benefit, such assets will be written down to fair value. Based upon its most recent assessment, we have determined that there was impairment of $43,266 as of December 31, 2004.

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Under Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” we capitalize software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided that capitalized amounts will be realized over a period not exceeding five years. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Under SFAS No. 86, annual amortization of software development costs should be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. After considering the two methods, we are using the straight-line method of amortization as the software can be used for many products and the estimates required to be made under the ratio that current gross revenues for products bear to the total of the current and anticipated future gross revenues for that product could result in under reporting of expense. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized to cost of sales using the straight-line method on a product-by-product basis over the estimated life, which is generally three years. To the extent that amounts capitalized for software development costs become impaired due to a decline in demand or the introduction of new technology, such amounts will be written-off. All other research and development expenditures are charged to research and development expense in the period incurred.

Income Taxes

In preparing our consolidated financial statements, we estimate our income taxes in each of the countries in which we operate. The process used to make these estimates includes an assessment of the current tax expense, the results from tax examinations and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the reliability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2004, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on certain deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry-forward period available under the tax law, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting either in a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Results of Operations

The following table sets forth certain consolidated operating data as a percentage of total revenue for the years ended December 31, 2004, 2003, and 2002:

Percentage of Total Revenue

	Years Ended December 31,
Revenues:	2004	2003	2002
Semiconductor	50%	54%	57%
Licensing	50	46	43
Total revenues	100	100	100
Cost of sales:
Semiconductor	17	20	24
Licensing	1	0	1
Total cost of sales	18	20	25
Gross margin	82	80	75
Operating expenses
Sales and marketing	26	28	24
Research and development	22	22	22
General and administrative	26	25	26
Total operating expenses	74	75	72
Operating income	8	5	3
Equity in income of investee	0	0	0
Other income, net	3	3	4
Minority interest	0	0	0
Income before income taxes	11	8	7
Income tax expense	4	6	3
Net income	7%	2%	4%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

Total revenues for fiscal 2004 were $21,602,388 compared to $19,813,781 in fiscal 2003, an increase of $1,788,607 or 9.0%. Semiconductor revenues were $10,770,684 in fiscal 2004 compared to $10,712,382 in fiscal 2003, an increase of $58,302 or 0.5%. In 2004, semiconductor revenue growth was affected by management changes, foundry capacity constraints and competitive pressure related to its customers’ products. Semiconductor revenues are composed of both ASIC and ASP. ASIC accounted for $7,752,537 or 72.0% in fiscal 2004 compared to $8,168,751 or 76.3% in fiscal 2003, a decrease of $416,214 or 5.1%. ASP chips accounted for $3,018,147 or 28.0% in fiscal 2004 compared to $2,543,631 or 23.7% in fiscal 2003, an increase of $474,516 or 18.7%, of which SRS technology chips accounted for 60.8% of ASP growth. The growth in ASP is attributable to new design wins with new chip offerings including SRS chips.

Licensing revenues were $10,831,704 in fiscal 2004, compared to $9,101,399 in fiscal 2003, an increase of $1,730,305 or 19.0%. This increase is attributable to our diversification strategy which generated revenues in new product categories such as mobile phones, portable audio devices, and PCs and increased penetration in the Company’s key home theater market, including set-top boxes and televisions, which incorporate SRS Labs’ technologies. The following table presents the Company’s Licensing revenues mix by market segment, excluding product sales and Internet and broadcast segments:

	Years Ended December 31,
	2004	2003
Home Entertainment (TV, Set-Top Box, A/V Receiver, DVD)	67%	81%
Portable Media Devices (Digital Media Player, Headphone)	12%	7%
PC (Software, Hardware)	10%	5%
Personal Telecommunications (Mobile phone, PDA)	10%	6%
Automotive	1%	1%
	100%	100%

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margins are dependent on the mix of products sold, services provided and royalties earned. The following table presents the Company’s gross margin percentages for fiscal year 2004 compared fiscal year 2003:

	Years Ended December 31,
	2004	2003
Semiconductor
ASIC revenue as a percentage of total semiconductor revenue	72.0%	76.3%
ASIC gross margin	65.1%	63.2%
ASP revenue as a percentage of total semiconductor revenue	28.0%	23.7%
ASP gross margin	66.3%	62.8%
Total semiconductor revenue as a percentage of total revenue	49.9%	54.1%
Total semiconductor gross margin	65.4%	63.1%
Licensing
Licensing revenue as a percentage of total revenue	50.1%	45.9%
Licensing gross margin	97.9%	98.9%
Total Gross Margin	81.7%	79.5%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $5,445,224 for fiscal year 2004 compared to $5,487,159 for fiscal year 2003, a decrease of $41,935 or 0.8%. Sales and marketing expenses were higher in fiscal 2003 due to strong consumer advertising campaigns to market the SRS Labs’ speaker products and to brand the SRS logo to consumers worldwide. As a percentage of total revenues, sales and marketing expenses decreased from 27.7% for fiscal year 2003, to 25.2% for fiscal year 2004.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $4,767,004 for fiscal year 2004 compared to $4,263,682 for fiscal year 2003, an increase of $503,322 or 11.8%. The increase is primarily attributable to increased costs associated with personnel and expenses associated with supporting the Company’s customers in its five key markets. We expect that research and development will continue to be critical to our business as we introduce new products, but such expenses will fluctuate as a percentage of revenue due to change in sales volume. As a percentage of total revenues, research and development expenses increased from 21.5% for fiscal year 2003, to 22.1% for fiscal year 2004.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $5,675,294 for fiscal year 2004 compared to $5,053,387 for fiscal year 2003, an increase of $621,907 or 12.3%. The increase was primarily attributable to increased professional fees, public company expenses, including costs incurred for Sarbanes-Oxley 404 compliance and increased amortization associated with the increased capitalization of patents and purchased technology. As a percentage of total revenues, G&A expenses increased from 25.5% for fiscal year 2003, to 26.3% for fiscal year 2004.

Equity in Income of Investee

Equity in income of investee represents the Company’s proportionate share of profit from the LLC entered into with Coming Home Studios. On September 23, 2004, the Company entered into a strategic alliance with Coming Home Studios LLC (“CHS”) to produce and sell concert DVDs which include the Company’s Circle Surround technology. The Operating Agreement governs CHS/SRS, LLC, which is a joint venture between CHS and the Company formed to complete and distribute concert videos featuring Duran Duran, Boz Scaggs, Godsmack and All Access. Profits from the distribution of the concert videos and related assets will be allocated and distributed equally until CHS and the Company have both received 1.75 times their original capital contributions, after which profits will be allocated and distributed 90% to CHS and 10% to SRS Labs. The joint venture is accounted for using the equity method and profits are recognized following the guidance for equity method accounting. We recognize and accrue profits as we get sales and/or royalty reports. For fiscal 2004, the profit recognized under the agreement was $32,358.

Other Income, Net

Other income, net, consists primarily of interest income, gain or (loss) on sale of securities, interest expense and foreign currency transaction gains and losses. Other income, net, was $594,922 for fiscal year 2004, compared to $538,278 for fiscal year 2003, an increase of $56,644 or 10.5%. The increase is primarily attributable to investment gains from sales of U.S. Treasury in 2004.

Minority Interest

Minority interest represents the minority shareholders’, 13%, proportionate share of losses in SRSWOWcast. Minority interest was $0 for fiscal year 2004, compared to $5,430 for fiscal year 2003. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all of the outstanding shares of Series A Convertible Preferred Stock of SRSWOWcast in exchange for the issuance of shares of our common stock. As a result of the exchange offer, SRSWOWcast became a wholly owned subsidiary of SRS Labs.

Provision for Income Taxes

The income tax provision for fiscal 2004 was $810,416 compared to $1,038,463 for fiscal 2003 a decrease of $228,047 or 22.0%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings and taxes paid on profits in Hong Kong at the rate of 17.5%. The lower tax expense in fiscal 2004 resulted from decreased taxable income in our foreign subsidiary and higher taxable income from our U.S. operations for which we apply net operating loss carry-forwards to offset taxable income. Additionally, in 2004, we benefited from the U.S. Japan tax treaty, which eliminated source-country withholdings on royalties. That treaty became effective on July 1, 2004.

We had federal and state net operating loss carry-forwards at December 31, 2004 of approximately $21,555,000 and $13,141,000, respectively. The net operating loss carry-forwards began expiring in 2003 and will continue through 2024. In addition, we had federal tax credit carry-forwards of approximately $1,150,733, which begin to expire in 2011. As of December 31, 2004, a valuation allowance of $10,491,223 was established based on our assessment of our future ability to realize certain deferred tax assets.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

Total revenues for fiscal 2003 were $19,813,781 compared to $19,001,793 in fiscal 2002, an increase of $811,988 or 4.3%. Semiconductor revenues were $10,712,382 in fiscal 2003 compared to $10,777,569 in fiscal 2002, a decrease of $65,187 or 0.6%. Semiconductor revenues are comprised of both ASIC and ASP revenues. ASIC accounted for $8,168,751 or 76.3% in fiscal 2003 compared to $9,435,258 or 87.5% in fiscal 2002, a decrease of $1,266,507 or 13.4%. The decrease was primarily attributable to the Company’s decision to de-emphasize lower margin activities in component distribution revenues and increased focus on ASP standard product development, as well as decreased semiconductor business from existing semiconductor customers. ASP chips accounted for $2,543,631 or 23.7% in fiscal 2003 compared to $1,342,311 or 12.5% in fiscal 2002, an increase of $1,201,320 or 89.5%, of which SRS technology chips accounted for 75.1% of ASP growth. The growth in ASP was attributable to new design wins with new chip offerings including SRS chips.

Licensing revenues were $9,101,399 in fiscal 2003, compared to $8,224,224 in fiscal 2002, an increase of $877,175 or 10.7%. The increase was attributable to the sales growth of home entertainment products such as DVD players and portable products such as mobile phones and MP3 players that incorporate our technologies. The following table presents the Company’s licensing revenues mix by market segment, excluding product sales and Internet and broadcast segments:

	Years Ended December 31,
	2003	2002
Home Entertainment (TV, Set-Top Box, A/V Receiver, DVD)	81%	94%
Portable Media Devices (Digital Media Player, Headphone)	7%	1%
PC (Software, Hardware)	5%	2%
Personal Telecommunications (Mobile phone, PDA)	6%	2%
Automotive	1%	1%
	100%	100%

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margins are dependent on the mix of products sold, services provided and royalties earned. The improvement in gross margin from 75.0% in 2002 to 79.5% in 2003 was primarily due to an increase in semiconductor gross margin, which resulted from the mix in revenues as we shifted the business away from the lower margin component distribution business and focused on higher margin semiconductor sales. Since revenues from component distribution are included in ASIC, it experienced an increase in gross margin as component distribution revenues decreased. ASP gross margins improved as a result of the increase in sales of new chip offerings with higher margins, of which many included SRS technology.

The following table presents our gross margin percentages for fiscal year 2003 compared fiscal year 2002:

	Years Ended December 31,
	2003	2002
Semiconductor
ASIC revenue as a percentage of total semiconductor revenue	76.3%	87.5%
ASIC gross margin	63.2%	58.1%
ASP revenue as a percentage of total semiconductor revenue	23.7%	12.5%
ASP gross margin	62.8%	51.7%
Total semiconductor revenue as a percentage of total revenue	54.1%	56.7%
Total semiconductor gross margin	63.1%	57.3%
Licensing
Licensing revenue as a percentage of total revenue	45.9%	43.3%
Licensing gross margin	98.9%	98.2%
Total Gross Margin	79.5%	75.0%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $5,487,159 for fiscal year 2003 compared to $4,625,833 for fiscal year 2002, an increase of $861,326 or 18.6%. The increase was attributable primarily to (a) investments in branding and promotion of our technologies and products in new markets designed to increase future revenues; (b) co-promotional activities with our licensees; and (c) relocation of our sales and marketing offices in Hong Kong. As a percentage of total revenues, sales and marketing expenses increased from 24.3% for fiscal year 2002, to 27.7% for fiscal year 2003.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $4,263,682 for fiscal year 2003 compared to $4,189,379 for fiscal year 2002, an increase of $74,303 or 1.8%. The increase was primarily attributable to the addition of research and development personnel in the last quarter of 2003. As a percentage of total revenues, research and development expenses decreased from 22.0% for fiscal year 2002, to 21.5% for fiscal year 2003.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $5,053,387 for fiscal year 2003 compared to $4,889,484 for fiscal year 2002, an increase of $163,903 or 3.4%. The increase was primarily attributable to additions to infrastructure and personnel for management of our foreign operations, increased professional fees and public company expenses. As a percentage of total revenues, G&A expenses decreased from 25.7% for fiscal year 2002, to 25.5% for fiscal year 2003.

Other Income, Net

Other income, net, consists primarily of interest income, gain or (loss) on sale of securities, interest expense and foreign currency transaction gains and losses. Other income, net, was $538,278 for fiscal year 2003, compared to $774,125 for fiscal year 2002, a decrease of $235,847 or 30.5%. Other income, net was higher in fiscal 2002 due to realized gains on sales of investments and higher interest income earned on investment balances.

Minority Interest

Minority interest represents the minority shareholders’ proportionate share of losses in SRSWOWcast. For fiscal 2003, minority interest was $5,430 compared to $77,708 in fiscal 2002, a decrease of $72,278 or 93.0%. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of SRSWOWcast Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of our common stock. As a result of the exchange offer, an intangible in the amount of $640,071 was recorded and SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Provision for Income Taxes

The income tax provision for fiscal 2003 was $1,038,463 compared to $588,333 for fiscal 2002. The higher tax expense in fiscal 2003 resulted almost entirely from taxes paid on earnings in our Hong Kong subsidiary at the tax rate of 17.5% and higher levels of foreign tax paid on licensing revenues sourced from countries requiring foreign tax withholdings. Additionally, in 2002 we revised our estimates related to income tax payables resulting in a benefit of $882,717 in the 2002 current income tax provision. We had federal and state net operating loss carry-forwards at December 31, 2003 of approximately $19,778,000 and $11,487,000 respectively. The net operating loss carry-forwards began expiring in 2003 and will continue through 2019. In addition, we had federal tax credit carry-forwards of approximately $362,000, which begin to expire in 2011. As of December 31, 2003, a valuation allowance of $9,284,836 had been provided based on our assessment of our future ability to realize certain deferred tax assets.

Selected Quarterly Operating Results (Unaudited)

The following table sets forth certain quarterly summary financial data for the eight quarters in the period ended December 31, 2004. The quarterly information is based upon unaudited financial statements prepared by us on a basis consistent with our audited consolidated financial statements and, in management’s opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Report. Our quarterly operating results have varied significantly in the past and are expected to vary significantly in the future. Due to rounding differences, the quarters in a given year may not add precisely to the annual numbers for that year.

	Three Months Ended
	Mar 31, 2004	June 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2003	June 30, 2003	Sep 30, 2003	Dec 31, 2003
	(In thousands except per share amounts)
Revenues:
Semiconductor	$2,416	$2,932	$3,644	$1,778	$1,764	$2,513	$2,967	$3,468
Licensing	2,927	2,485	2,728	2,691	2,706	2,013	1,919	2,463
Total revenues	5,343	5,417	6,372	4,469	4,470	4,526	4,886	5,931
Gross margin	4,434	4,331	4,951	3,933	3,801	3,625	3,644	4,688
Operating expenses	4,299	3,871	4,091	3,627	3,748	3,451	3,393	4,212
Income from operations	135	460	860	306	53	174	251	476
Net (loss) income	$135	$248	$737	$458	$43	$(34)	$119	$331
Net income per common share:
Basic	$0.01	$0.02	$0.05	$0.03	$0.00	$0.00	$0.01	$0.03
Diluted	$0.01	$0.02	$0.05	$0.02	$0.00	$0.00	$0.01	$0.02

Liquidity and Capital Resources

At December 31, 2004 cash, cash equivalents and long-term investments were $24,273,179 compared to $23,285,830 as of December 31, 2003, an increase of $987,349. Of that, $7,011,912 was held in cash and cash equivalents, a decrease of $5,783,708 from cash and cash equivalents of $12,795,620 held at December 31, 2003 primarily resulting from the purchase of long-term government securities classified as Investments Available For Sale. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. We held $17,261,267 in investments available for sale at December 31, 2004, as compared to $10,490,210 at December 31, 2003 an increase of $6,771,057. Investments consist of U.S. government securities rated AAA. In fiscal 2004, 2003 and 2002, operations were funded primarily from cash from operations.

Net cash provided by operating activities was $2,567,568, $787,860 and $3,912,749 for fiscal 2004, 2003 and 2002, respectively. The $1,779,708 increase in net cash provided by operating activities in fiscal year 2004, compared to fiscal year 2003, was primarily a result of net income of $1,578,521 further adjusted for non-cash items including depreciation and amortization of $1,322,544, deferred stock option compensation of $92,585 and impairment of intangibles of $43,266. Accounts receivable increased 7% during fiscal 2004 primarily due to increases in licensing revenues. The total days sales outstanding on a consolidated basis were 22 days at December 31, 2004 compared to 23 days at December 31, 2003. Our inventory, net of allowances, decreased $181,740 in fiscal 2004 due primarily to the sell off of backlog which built up in the second quarter of fiscal 2004 due to foundry capacity constraints and the sale of component inventory, which was previously reserved for in our provision for slow moving and obsolete inventory. The reversal of the provision provided a benefit of $198,467 for fiscal 2004, which was offset by increases in the reserve of $156,816 associated with our periodic assessment of inventory to arrive at a net benefit of $41,651. Prepaid expenses and other current assets increased $263,810 in fiscal 2004 due to the advance payment of promotional costs, which provide future benefits and are associated with our branding strategy. In fiscal 2004, accounts payable decreased $519,046 primarily due to decreases in our inventory that was partially offset by increases in deferred revenues of $417,424 due to increased prepayment of license fees and increases in accrued expenses of $54,131.

Our net cash used in investing activities was $10,837,473 and $5,137,609 and $7,068,533 for fiscal 2004, 2003 and 2002, respectively. The increase in cash used for investing activities in fiscal 2004 is due primarily to increased treasury investing activities of $6,611,038. As a result of increasing interest rates, management elected to commit funds to longer-term instruments. During fiscal 2004, we entered into a strategic alliance with Coming Home Studios LLC, which used cash of $2,596,090. Additional investing activities, which used cash, were purchases of capital equipment and expenditures related to patents and intangible assets totaling $1,630,345.

Our net financing activities provided cash of $2,486,197 and $1,424,509 during fiscal year 2004 and 2003, respectively and used cash of $134,523 during fiscal 2002. Our financing activities during 2004 primarily consisted of proceeds from the exercise of employee stock options of $3,711,451, partially offset by the purchase of treasury shares for $1,225,254.

We believe our existing cash balances and investments together with cash generated from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing. No assurance can be given that such additional funds will be available on terms acceptable to us or at all.

Contractual Cash Obligations and Contingent Liabilities and Commitments

We have contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies our expected contractual obligations and commitments subsequent to December 31, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease obligations	$432,669	$245,869	$186,800	—
Total	$432,669	$245,869	$186,800	—

Recent Accounting Pronouncements

In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities - an interpretation of ARB 51 (revised December 2003)”, which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications of the scope of FIN 46. For all non-special purpose entities (“SPE”) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt the provisions of Fin 46-R early as of the first interim or annual reporting period ending after December 15, 2003. If they do not elect to adopt FIN 46-R early, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46-R for non-SPEs did not have a material impact on the Company’s financial position, results of operations or cash.

In June 2004, the Financial Accounting Standards Board FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of fiscal 2005. We are in the process of determining the effect, if any, the adoption of EITF Issue No. 02-14 will have on our financial statements.

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory costs, an amendment of ARB No. 43 Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement would have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees” SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005. While we currently provide the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” on a quarterly basis (see “Note 2—Stock-Based Compensation”), we are currently evaluating the impact that this statement will have on our consolidated financial statements.

On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We are investigating the repatriation provision to determine whether we might repatriate extraordinary dividends, as defined in the AJCA and the actual income tax impact to us will become determinable once further technical guidance has been issued.

Factors That May Affect Future Results

We are exposed to risks in our licensing business related to product and customer concentration

Currently, our licensing revenue is concentrated in the home theater market with the majority of revenue generated from the inclusion of SRS technology inside televisions, DVD players and set-top boxes. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. While consumer spending in general on consumer electronic products has increased, retail prices for certain consumer electronics products that include our audio technology, such as DVD players, have decreased significantly. Indications are that this trend will continue for the foreseeable future. From time to time, certain of our original equipment manufacturer and semiconductor manufacturer customers may account for a significant portion of revenue from a particular product application, such as DVD players, set-top boxes or televisions. Consumer electronics products manufacturers could decide to exclude our audio enhancement technology from their home theater products altogether in an effort to reduce cost. The loss of any such customer could have a material adverse affect on our financial condition and results of operations.

Our business is highly dependent on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality, and subject to risks related to product transitions and supply of other components

The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. The dynamic nature of this market limits our, as well as our customers’, ability to accurately forecast quarterly and annual sales. If we, or our customers, are unable to manage product transitions, our business and results of operations could be negatively affected.

Pricing pressures on the consumer electronics product manufacturers who incorporate our technologies into their products could limit the licensing fees we charge for our technologies, which could adversely affect our revenues

The markets for the consumer electronics products in which our technologies are incorporated are intensely competitive and price sensitive. Retail prices for consumer electronics products that include our technologies, such as DVD players and home theater systems, have decreased significantly, and we expect prices to continue to decrease for the foreseeable future. In response, manufacturers have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies. A decline in the licensing fees we charge could materially and adversely affect our operating results.

Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed

Maintaining and strengthening the “SRS” brand is critical to maintaining and expanding both our products and services business and our technology licensing business, as well as to our ability to enter new markets for our audio and other technologies. Our continued success is due, in part, to our reputation for providing high quality products, services and technologies across multiple consumer electronics product segments. If we fail to effectively promote and maintain the SRS brand, our business and prospects will suffer.

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

We are subject to the highly cyclical nature of the semiconductor industry

The semiconductor industry is highly cyclical. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (of both semiconductor companies’ and their customers’ products) and declines in general economic conditions. These downturns have been characterized by production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could significantly harm our sales or reduce our profitability for a prolonged period of time. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We may experience substantial changes in future operating results due to general semiconductor industry conditions, general economic conditions and other factors.

We rely on revenue contribution from our ASIC and standard IC business

We derive a significant amount of our revenue from Valence’s ASIC business. Valence’s engineering team focuses on the design of custom ASICs to meet specific customers’ requirements and outsources the production of the design to mask houses, foundries and packaging houses located primarily in Asia. The operations of Valence could be affected by a variety of factors, including the timing of customer orders, the timing of development revenue, changes in the mix of products distributed and the mix of distribution channels employed, the emergence of a new industry standard, product obsolescence and changes in pricing policies by us, our competitors or our suppliers.

Business revenue from ASICs is concentrated in a limited number of customers in the areas of consumer electronics, communications products, computers and computer peripherals. The business generated from any one customer may be for a fixed length or quantity. As such, it is customary in our ASIC business to have a certain amount of customer turnover as new ASIC projects are obtained for different customers. However, it is possible that the loss of any particular customer or any bad debt arising from such customer may have a materially adverse impact on our financial condition and results of operation.

Valence adds significant diversity to our overall business structure and opportunities. We recognize that in the presence of such corporate diversity, and in particular with regard to the semiconductor industry, there will always exist a potential for conflict among sales channels between us and our technology licensees. Although the operations of our licensing business and those of Valence are generally complementary, there can be no assurances that sales channel conflicts will not arise. If such potential conflicts do materialize, we may or may not be able to mitigate the effect of such perceived conflicts, which, if not resolved, may impact the results of operations.

Potential channel conflict with existing semiconductor partners could cause us to lose future business

As we bring out more and more Valence semiconductors with SRS audio technologies embedded in them, our current semiconductor partners may perceive those new devices as threats to their own products. The semiconductor partners may respond by reducing or eliminating the volumes of business they presently do with us, which would have an adverse effect on our licensing revenue.

We are exposed to risks in our Valence business related to product fabrication outsourcing to third parties

Valence is a “fabless” semiconductor company meaning that Valence designs, develops and markets our selection of custom and standard integrated circuits but we rely on third-party contractors to manufacture, assemble and test our products. From time to time there can be foundry capacity issues due to global demands that affect the semiconductor industry. Although we believe our relationships are generally good, we do not have long-term supply agreements with our third-party vendors and they are not obligated to perform services or supply products to us for any particular period or in any particular quantities, except as provided in each separate purchase order accepted by them. The increased demand for our products coupled with the demand for foundry services, is, and will continue to be for the foreseeable future, a challenge for us. In times of high demand, there are significant risks associated with our reliance on third-party vendors including: reallocation of capacity to other foundry customers, potential price increases, delays and interruptions in order deliveries, reduced control over product quality and increased risk of misappropriation of intellectual property.

We conduct operations in a number of countries and are subject to risks of international operations, particularly in Asia and the People’s Republic of China

We have significant operations in Hong Kong, the People’s Republic of China (PRC) and other parts of Asia that require refinement to adapt to the changing market conditions in those regions. Our operations in Asia, and international operations in general, are subject to risks of unexpected changes in, or impositions of, legislative or regulatory requirements.

Our customers geographically located in the Asia Pacific markets accounted for approximately 86%, 93% and 90% of total Company sales in 2004, 2003 and 2002, respectively and are expected to continue to account for a substantial percentage of sales in the future. The economic climate in Asia continues to be impacted by increases in unemployment, declines in consumer spending, currency devaluation and bank failures. Any of these factors, should they continue, could significantly reduce the demand for the end user goods in which our products and technologies are used.

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

If the sale of consumer electronics products incorporating our technologies does not grow in emerging markets, our ability to increase our licensing revenue may be limited

We also expect that growth in our licensing revenue will depend, in part, upon the growth of sales of consumer electronics products incorporating our technologies in other countries, including China and India, as consumers in these markets have more disposable income and are increasingly purchasing entertainment products with surround sound capabilities. However, if our licensing revenue from the use of our technologies in these new markets or geographic areas does not expand, our prospects could be adversely affected.

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

We have a long and unpredictable sales cycle, which can result in uncertainty and delays in generating additional revenues

Historically, because of the complexity of our technologies, it can take a significant amount of time and effort to explain the benefits and to negotiate a sale. For example, it typically takes six to nine months after our first contact with a prospective customer before we start licensing our technology to that customer. In addition, purchase of our products is usually made in connection with new design starts, the timing of which is outside of our control. Accordingly, we may be unable to predict accurately the timing of any significant future sales of our products. We may also spend substantial time and management attention on potential license agreements that are not consummated, thereby foregoing other opportunities.

We strongly rely on our intellectual property

Our ability to compete may be affected by our ability to protect our proprietary information. We have filed numerous U.S. and foreign patent applications and to date have a number of issued U.S. and foreign patents covering various aspects of our technologies. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent, as do the laws of the U.S. The semiconductor industry is characterized by frequent claims and litigation regarding patent and other property rights. We are not currently a party to any claims of this nature. There can be no assurances that third parties will not assert claims or initiate litigation against us or our customers with respect to existing or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights.

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

The market price of our common stock is volatile

The trading price of our common stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in our operating results, announcements of new products or technological innovations by us or our competitors, strategic alliances between us and third parties, general market fluctuations and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the markets in which we do business, or relating to us specifically, have in the past resulted in, and could in the future result in, an immediate and adverse effect on the market price of the common stock. Even though our stock is quoted on the Nasdaq Stock Market, our stock has had and may continue to have low trading volume and high volatility. The historically low trading volume of our stock makes it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. Since our shares are thinly traded, our shareholders may have difficulty selling our common stock.

Our certificate of incorporation and bylaws as well as Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock

Our certificate of incorporation, our bylaws and Delaware law contain provisions that might enable our management to discourage, delay or prevent change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting investment earnings.

Foreign Currency

International sales represent a significant portion of our total revenues. To date, all of our licensing revenues have been denominated in U.S. dollars and most costs have been incurred in U.S. dollars. We have subsidiary operations in Hong Kong and customers in the PRC, and, accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. We use the local currency (Hong Kong dollars) as the functional currency for our Valence subsidiaries. The Hong Kong dollar has remained relatively constant due to the U.S. dollar peg and currency board system that has been in effect in Hong Kong since 1983. To date, most of our semiconductor revenue and expenses incurred have been denominated in Hong Kong dollars. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in fiscal 2004, 2003, and 2002. Cash balances maintained by Valence in excess of normal operating requirements are invested in U.S. denominated bank accounts further reducing balance sheet exposure to changes in foreign currency exchange rates. Under the current circumstances, we believe that the foreign currency market risk is not material, however, we can give no assurance that the Hong Kong economy will not worsen or that the historical currency peg of the Hong Kong dollar to the U.S. dollar will be maintained. We actively monitor our foreign exchange exposure and, should circumstances change, intend to implement strategies to reduce our risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management’s efforts to reduce foreign exchange exposure will be successful.

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

Item 8.                        Financial Statements and Supplementary Data

The financial statement information, including the Report of Independent Registered Public Accounting Firm, required by this Item 8 is set forth on pages F-1 to F-27 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Our Chief Executive Officer and President and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K and, based on this evaluation, have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls.   There have been no changes in our internal controls over financial reporting that occurred during our fourth quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Information regarding our executive officers is included in Item 1A of Part I of this Annual Report on Form 10-K and is hereby incorporated into this Item 10 by reference. The information set forth under the captions “Election of Directors,” “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders that is scheduled to occur in June 2005, is incorporated herein by reference. The Proxy Statement will be filed with the SEC not later than 120 days after the close of fiscal 2004.

Item 11.                 Executive Compensation

Except as specifically provided, the information set forth under the captions “Compensation of Executive Officers” and “Information About the Board of Directors and Committees of the Board—Compensation of Directors” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the SEC not later than 120 days after the close of fiscal 2004. The Report on Executive Compensation and the Performance Graph set forth under the caption “Compensation of Executive Officers” in the Proxy Statement shall not be deemed incorporated by reference herein and shall not otherwise be deemed “filed” as part of this Annual Report on Form 10-K.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The Proxy Statement will be filed with the SEC not later than 120 days after the close of fiscal 2004.

Information regarding equity compensation plans required by this Item 12 is included in Item 5 of Part II of this report and is incorporated into this Item by reference.

Item 13.                 Certain Relationships and Related Transactions

The information set forth under the caption “Transactions with Management and Others” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of fiscal 2004.

Item 14.                 Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Relationship of the Company with Independent Auditors” in the Proxy Statement. The Proxy Statement will be filed with the SEC not later than 120 days after the close of fiscal 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   Documents Filed as Part of This Report:

(1)   Financial Statements

(2)   Financial Statement Schedules

Page
Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2004, 2003 and 2002	F-27

The financial statement schedule included in Part II, Item 8 herein is filed as part of this Annual Report on Form 10-K. All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)   Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Annual Report on Form 10-K. The Company will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expenses in furnishing such exhibit.

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

10.17

Employment Agreement dated August 27, 1999 by and between the Company and James F. Gardner, previously filed with the Commission as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 29, 2002, which is incorporated herein by reference.

10.18

Employment Letter with Michael Oswald, Vice President and General Counsel, dated November 9, 2004, previously filed with the Commission as Exhibit 10.1 to the Form 8-K filed with the Commission on February 3, 2005, which is incorporated herein by reference.

10.19

Non-employee Director Compensation Policy adopted by the Company’s Board of Directors on January 28, 2005, previously filed with the Commission as Exhibit 10.5 to the Form 8-K filed with the Commission on February 3, 2005, which is incorporated herein by reference.

Other Material Contracts
10.20

License Agreement dated as of June 27, 1988, between Hughes Aircraft and Sony Corporation, as amended and assigned to the Company, previously filed with the Commission as Exhibit 10.6 to the Registration Statement Amendment No. 3, which is incorporated herein by reference.

10.21

Industrial Real Estate Lease dated May 30, 1997, between the Company and Daimler Commerce Partners, L.P., previously filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 1997, filed with the Commission on August 13, 1997, which is incorporated herein by reference.

10.22

Tenancy Agreement commencing Nov. 16, 2003 by and between Jugada Company Limited and Valence Technology Limited relating to premises located at workshop No 01-07 on the 20th floor of APEC Plaza, No. 49 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong, previously filed with the Commission as Exhibit 10.20 to the Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004, which is incorporated herein by reference.

10.23

Tenancy Agreement commencing November 16, 2003, by and between Jugada Company Limited and Valence Semiconductor Design Limited relating to the premises located at Workshops Nos. 1 through 10 and on the 19th Floor of APEC Plaza, No. 49 Hoi Yuen Road, Kwun Tong, Hong Kong, previously filed with the Commission as Exhibit 10.21 to the Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004, which is incorporated herein by reference.

10.24

Stock Divestment Agreement dated July 1, 1996, between the Company, Thomas C.K. Yuen, Stephen V. Sedmak and Walter W. Cruttenden III, previously filed with the Commission as Exhibit 10.17 to the Registration Statement Amendment No. 2, which is incorporated herein by reference.

10.25

Strategic Alliance with Coming Home Studios, dated September 23, 2004 filed with the Commission as Exhibit 10.1 through 10-4 to the Form 8-K, previously filed with the Commission on September 28, 2004, which is incorporated herein by reference.

14

SRS Labs, Inc. Code of Business Conduct and Ethics adopted by the Board of Directors Nov. 6, 2002, previously filed with the Commission as Exhibit 14 to the Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004, which is incorporated herein by reference.

21

Subsidiaries of the Registrant, previously filed with the Commission as Exhibit 21 to the Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004, which is incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman LLP, dated March 31, 2005.
31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2005	By:	/s/ THOMAS C.K. YUEN
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ THOMAS C.K. YUEN	Director, Chairman of the Board and Chief Executive	March 30, 2005
Thomas C.K. Yuen	Officer (Principal Executive Officer)
/s/ JANET M. BISKI	Chief Financial Officer (Principal Financial and	March 30, 2005
Janet M. Biski	Accounting Officer)
/s/ DAVID R. DUKES	Director	March 30, 2005
David R. Dukes
/s/ WINSTON E. HICKMAN	Director	March 30, 2005
Winston E. Hickman
/s/ CAROL L MILTNER	Director	March 30, 2005
Carol L. Miltner
/s/ STEPHEN V. SEDMAK	Director	March 30, 2005
Stephen V. Sedmak
/s/ SAM YAU	Director	March 30, 2005
Sam Yau

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SRS Labs, Inc.

Santa Ana, California

We have audited the consolidated balance sheets of SRS Labs, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedules are free of material misstatement. The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SRS Labs, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

Costa Mesa, California

February 18, 2005, except as to Note 1, paragraphs 16 and 17, which are as of March 17, 2005

SRS LABS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$7,011,912	$12,795,620
Accounts receivable, net of allowance for doubtful accounts of $32,962 in 2004 and $87,628 in 2003	1,318,665	1,230,423
Inventories, net of reserve of $240,824 in 2004 and $867,923 in 2003	571,280	753,020
Prepaid expenses and other current assets, including other receivables of $9,004 in 2004 and $4,033 in 2003	1,337,506	1,073,696
Deferred income taxes	23,406	23,406
Total Current Assets	10,262,769	15,876,165
Investments available for sale	17,261,267	10,490,210
Investment in LLC	2,596,090	—
Furniture, fixtures and equipment, net	1,995,579	1,661,980
Intangible assets, net	2,660,955	2,736,810
Goodwill	533,031	533,031
Deferred income taxes	192,750	193,134
Total Assets	$35,502,441	$31,491,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$984,805	$1,503,851
Accrued liabilities	1,640,714	1,586,583
Deferred revenue	436,910	19,486
Income taxes payable	8,628	430,949
Total Current Liabilities	3,071,057	3,540,869
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 14,671,416 and 13,682,282 shares issued; 14,229,541 and 13,456,982 outstanding for 2004 and 2003, respectively	14,672	13,683
Additional paid-in capital	62,523,292	58,423,249
Accumulated other comprehensive loss	(309,722)	(336,346)
Accumulated deficit	(27,853,003)	(29,431,524)
Treasury stock at cost 441,875 and 225,300 shares at December 31, 2004 and 2003, respectively	(1,943,855)	(718,601)
Total Stockholders’ Equity	32,431,384	27,950,461
Total Liabilities And Stockholders’ Equity	$35,502,441	$31,491,330

See accompanying notes to consolidated financial statements

SRS LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Revenue:
Semiconductor	$10,770,684	$10,712,382	$10,777,569
Licensing	10,831,704	9,101,399	8,224,224
Total revenues	21,602,388	19,813,781	19,001,793
Cost of sales:
Semiconductor	3,725,062	3,953,100	4,600,388
Licensing	228,147	102,979	153,857
Total cost of sales	3,953,209	4,056,079	4,754,245
Gross margin	17,649,179	15,757,702	14,247,548
Operating expenses
Sales and marketing	5,445,224	5,487,159	4,625,833
Research and development	4,767,004	4,263,682	4,189,379
General and administrative	5,675,294	5,053,387	4,889,484
Total operating expenses	15,887,522	14,804,228	13,704,696
Income from operations	1,761,657	953,474	542,852
Equity in income of investee	32,358	—	—
Other income, net	594,922	538,278	774,125
Minority interest	—	5,430	77,708
Income before income tax expense	2,388,937	1,497,182	1,394,685
Income tax expense	810,416	1,038,463	588,333
Net income	$1,578,521	$458,719	$806,352
Net income per common share:
Basic	$0.11	$0.04	$0.06
Diluted	$0.10	$0.03	$0.06
Weighted average shares used in the calculation of net income per common share:
Basic	13,950,457	13,033,002	12,648,373
Diluted	15,781,206	14,420,810	12,862,199

See accompanying notes to consolidated financial statements

SRS LABS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

								Comprehensive
				Accumulated				Income
			Additional	Other				for the
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury		Years Ended
	Shares	Amount	Capital	Loss	Deficit	Stock	Total	December 31,
BALANCE, Jan 1, 2002	12,664,744	$ 12,790	$ 55,745,867	$ (74,055)	$ (30,696,595)	$ (451,994)	$ 24,536,013
Proceeds from exercise of stock options	86,670	87	131,997	—	—	—	132,084
Deferred stock option compensation	—	—	88,725	—	—	—	88,725
Treasury Stock	(100,400)	—	—	—	—	(266,607)	(266,607)
Unrealized loss on investments available for sale, net of tax	—	—	—	(14,509)	—	—	(14,509)	(14,509)
Net income	—	—	—	—	806,352	—	806,352	806,352
BALANCE, Dec 31, 2002	12,651,014	12,877	55,966,589	(88,564)	(29,890,243)	(718,601)	25,282,058	$ 791,843
Proceeds from exercise of stock options	473,784	474	1,424,035	—	—	—	1,424,509
Deferred stock option compensation	—	—	72,945	—	—	—	72,945
Issuance of Common Stock	332,184	332	959,680	—	—	—	960,012
Unrealized loss on investments available for sale, net of tax	—	—	—	(247,782)	—	—	(247,782)	(247,782)
Net income	—	—	—	—	458,719	—	458,719	458,719
BALANCE, Dec 31, 2003	13,456,982	13,683	58,423,249	(336,346)	(29,431,524)	(718,601)	27,950,461	$ 210,937
Proceeds from exercise of stock options	989,134	989	3,710,462	—	—	—	3,711,451
Tax benefit from exercise of stock options	—	—	296,996	—	—	—	296,996
Deferred stock option compensation	—	—	92,585	—	—	—	92,585
Issuance of Common Stock	—	—	—	—	—	—	—
Treasury Stock	(216,575)	—	—	—	—	(1,225,254)	(1,225,254)
Unrealized gain on investments available for sale, net of tax	—	—	—	26,624	—	—	26,624	26,624
Net income	—	—	—	—	1,578,521	—	1,578,521	1,578,521
BALANCE, Dec 31, 2004	14,229,541	$ 14,672	$ 62,523,292	$ (309,722)	$ (27,853,003)	$ (1,943,855)	$ 32,431,384	$ 1,605,145

See accompanying notes to consolidated financial statements

SRS LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$1,578,521	$458,719	$806,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,322,544	1,167,825	1,198,922
Minority interest	—	(5,430)	(77,708)
Provision for doubtful accounts	58,508	38,839	22,220
(Benefit) Provision for obsolete inventory	(41,651)	48,686	490,666
Deferred taxes	384	(30,898)	833,283
Amortization of premium on investments available for sale	5,980	6,394	—
Net realized gain on investments available for sale	(139,375)	(20,026)	(98,224)
Increase in deferred stock option compensation	92,585	72,945	88,725
Loss on disposition of furniture, fixtures and equipment	6,791	10,257	4,107
Impairment on intangible assets	43,266	—	—
Changes in operating assets and liabilities:
Accounts receivable	(146,750)	(194,842)	(226,625)
Inventories	223,391	5,676	326,019
Prepaid expenses and other current assets	(263,810)	(625,742)	169,402
Accounts payable	(519,046)	492,819	188,334
Accrued liabilities	54,131	(650,545)	867,289
Deferred revenue	417,424	(103,822)	123,308
Income taxes payable	(125,325)	117,005	(803,321)
Net cash provided by operating activities	2,567,568	787,860	3,912,749
Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(1,116,889)	(505,084)	(922,070)
Proceeds from sales of furniture, fixtures and equipment	550	—	—
Purchase of investments available for sale	(11,986,038)	(20,956,112)	(15,951,409)
Proceeds from sale of investments available for sale	5,375,000	16,862,523	9,986,909
Investment in LLC	(2,596,090)	—	—
Expenditures related to patents and intangible assets	(514,006)	(538,936)	(181,963)
Net cash used in investing activities	(10,837,473)	(5,137,609)	(7,068,533)
Cash Flows From Financing Activities:
Purchase of treasury stock	(1,225,254)	—	(266,607)
Proceeds from exercise of stock options	3,711,451	1,424,509	132,084
Net cash provided by (used in) financing activities	2,486,197	1,424,509	(134,523)
Net Decrease in Cash and Cash Equivalents	(5,783,708)	(2,925,240)	(3,290,307)
Cash and Cash Equivalents, Beginning of Period	12,795,620	15,720,860	19,011,167
Cash and Cash Equivalents, End of Period	$7,011,912	$12,795,620	$15,720,860
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,047,624	$1,129,334	$623,919
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized gain/(loss) on investments, net	$26,624	$(247,782)	$(14,509)
Issuance of Common stock for minority interest	—	$960,012	—
Tax benefit on employee stock plans	$296,996	$—	$—

See accompanying notes to consolidated financial statements

SRS LABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Significant Accounting Policies

Organization

SRS Labs is a leading developer and provider of application specific integrated circuits, or ASICs, standard integrated circuits, or ICs, and audio and voice technology solutions for the home entertainment, portable media device, personal telecommunications, personal computer, automotive and broadcast markets.

We operate in the following two business segments:

Semiconductors:   Through SRS Labs, Inc.’s wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”), we operate a fabless semiconductor business which develops, designs and markets standard and custom, analog, digital signal processors, or DSPs, and mixed signal, integrated circuits primarily to original equipment manufacturers, or OEMs, and original design manufacturers , or ODMs, in the Asia Pacific region.

Licensing:   Through SRS Labs, the parent company, the licensing segment develops and licenses audio and voice technology solutions to many of the world’s leading OEMs, software providers and semiconductor companies, and licenses and markets hardware and software products for the Internet and professional audio markets.

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly owned subsidiaries, including Valence and SRSWOWcast.com Inc.

In 2003, we reported our revenues in the following five segments: licensing, semiconductors, component distribution, product sales and Internet and broadcast. In 2004, we decided to reduce our segments to licensing and semiconductors because of the materiality of the revenues attributable to the other three segments. Revenue from the component distribution segment is now reported in the semiconductor segment and revenues from product sales and Internet and broadcast segments are now reported in the licensing segment. Segment information for prior years has been restated to conform to the current year presentation.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company and its wholly- and majority-owned subsidiaries, Valence and SRSWOWcast, after elimination of all intercompany accounts and transactions. The net loss attributable to minority shareholders is shown separately in the consolidated statements of operations.

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

Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments, consisting primarily of U.S. government securities, have been classified as available for sale and are reported at fair value, based on quoted market prices, in the accompanying consolidated balance sheets. Those securities with a maturation date of one year or less have been classified as current assets. Unrealized gains and losses, net of applicable income taxes, are reported as a separate component of stockholders’ equity.

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

Intangible Assets

Costs paid by the Company related to the establishment and transfer of patents, primarily legal costs, are capitalized and amortized, depending on the estimated life of the technology patented. These assets are being amortized over periods ranging from three to eleven years depending on the useful life of the asset.

The Company annually evaluates the recoverability of its patents and intangible assets based on the estimated future undiscounted cash flows. Should the carrying value of patents or intangible assets exceed the estimated future undiscounted cash flows for the expected periods of benefit, such assets would be written down to fair value. Based upon its most recent assessment, the Company has determined that there was impairment of $43,266 as of December 31, 2004, which is included in G&A expenses.

Capitalization of software development costs

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Under Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided that capitalized amounts will be realized over a period not exceeding five years. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Under SFAS No. 86, annual amortization of software development costs should be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The Company, after considering the two methods, is using the straight-line method of amortization as the software can be used for many products and the estimates required to be made under (a) could result in under reporting of expense. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized to cost of sales using the straight-line method on a product-by-product basis over the estimated life, which is generally three years. To the extent that amounts capitalized for software development costs become impaired due to a decline in demand or the introduction of new technology, such amounts will be written-off. All other research and development expenditures are charged to research and development expense in the period incurred.

Capitalized software as of December 31, 2004 and 2003 is as follows:

	December 31,
	2004	2003
Capitalized software	$464,568	$342,760
Accumulated amortization	(193,003)	(96,401)
Capitalized software, net	$271,565	$246,359

The Company recorded amortization expense of $106,826, $28,401 and $24,000 for each of the years ended December 31, 2004, 2003 and 2002 respectively. As of December 31, 2004, the weighted average useful life of the Company’s capitalized software is approximately 2.4 years. The following table shows the estimated amortization expense for those assets for each of the five succeeding fiscal years.

Year ending December 31,	Estimated Expense
2005	$102,239
2006	97,971
2007	45,688
2008	21,609
2009	4,058

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with Statement of Financial Accounting Standards SFAS 144, “Accounting for the Impairment of Long-Lived Assets.” The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based upon our most recent assessment as of December 31, 2004, we have determined there was no impairment.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Effective as of the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill

and Other Intangible Assets,” which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis. Starting in fiscal 2002, the Company no longer records goodwill amortization. In accordance with SFAS No. 142, all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is tested annually for impairment. Based upon our most recent assessment as of December 31, 2004, we have determined there was no impairment.

Minority Interest in Consolidated Subsidiary

Minority interest in consolidated subsidiary represents the minority stockholders’ proportionate share of the equity of SRSWOWcast. At December 31, 2002, the Company owned approximately 87% of the capital stock of SRSWOWcast. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock. As a result of the exchange offer, an intangible asset in the amount of $640,071 for a 10-year license agreement was recorded and SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could materially differ from these estimates.

Revenue Recognition

Royalty revenues associated with ongoing royalty license agreements are recognized upon receipt of reports from licensees stating the number of products implementing SRS patented technologies on which royalties are due, generally one quarter in arrears. The Company also has arrangements under which license fees are prepaid upfront in addition to ongoing per-unit license fees. In such cases, the prepaid fees are recorded as deferred revenues and recognized as revenue upon receipt of reports from licensees stating the number of products shipped on which royalties are due. Licensing revenues for one-time technology transfer fees are recognized in the period in which the license agreement is consummated and the related technology and passage of title is transferred. Revenue from product sales is generally recognized upon shipment at which point title passes. Certain products may be sold under consignment agreements and revenue is recognized upon reported distributor sales. Design revenue under design contracts is recognized on the percentage-of-completion method. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made. Commission income derived from our distribution activities is recognized on an accrual basis in the period when earned.

Research and Development

Research and development expenses include costs and expenses associated with the development of our design methodology and the design and development of new products, including initial nonrecurring engineering and product verification charges from foundries. Research and development is expensed as incurred.

Advertising Expense

Advertising costs are charged to expense as incurred. The company expensed $67,112, $505,514, and $297,769 for the years ended December 31, 2004, 2003 and 2002, respectively. Prepaid expenses includes advertising costs of $46,471 and $0 for years ended December 31, 2004 and 2003, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS 109), “Accounting for Income Taxes.” Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Foreign Currency Translation

Our reporting currency is the U.S. dollar, while the functional currency of Valence is the Hong Kong dollar. Assets and liabilities of Valence are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars are included as a separate component of stockholders’ equity (accumulated other comprehensive income). Foreign currency translation gains were $0 during the years ended December 31, 2004, 2003 and 2002 respectively. Transaction losses arising on exchange of foreign currency are recognized as incurred in the statements of operations and aggregated $4,676, $6,689, and $468 during the years ended December 31, 2004, 2003 and 2002, respectively.

Net Income Per Common Share

The Company applies Statement of Financial Accounting Standard No. 128 (SFAS 128), “Earnings per Share,” which requires the disclosure of basic and diluted net income or loss per share for all current and prior periods. Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income or loss per common share reflects the maximum dilution, based on the average price of our common stock each period and is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised.

Basic and diluted net income per share computed in accordance with SFAS 128 for the years ended December 31 are as follows:

	2004	2003	2002
BASIC EPS
Net income	$1,578,521	$458,719	$806,352
Denominator: weighted average common shares outstanding	13,950,457	13,033,002	12,648,373
Net income per share—basic	$0.11	$0.04	$0.06
DILUTED EPS
Net income	$1,578,521	$458,719	$806,352
Denominator: weighted average common shares outstanding	13,950,457	13,033,002	12,648,373
Common equivalent shares outstanding:
Options	1,830,749	1,387,808	213,826
Total shares	15,781,206	14,420,810	12,862,199
Net income per share—diluted	$0.10	$0.03	$0.06

There were 164,000, 1,816,276, and 3,664,580 potentially dilutive options outstanding at December 31, 2004, 2003 and 2002, respectively, that were not included above because they would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 148 and the EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

The Company amortizes stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net loss and earnings per share is required to be determined as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

The following table illustrates the effect on net income and income per share if the Company’s had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	2004	2003	2002
Net income (attributable to common shareholder)—as reported	$1,578,521	$458,719	$806,352
Add: stock based employee compensation expense included in reported net income, net of 40% tax effect	55,550	43,768	53,235
Less fair value of stock-based employee compensation expense	(1,594,917)	(2,277,304)	(2,160,997)
Net income (loss) (attributable to common shareholder)—pro forma	39,154	(1,774,817)	(1,301,410)
Net income (loss) per share:
Basic, as reported	$0.11	$0.04	$0.06
Basic, pro forma	$0.00	$(0.14)	$(0.10)
Diluted, as reported	$0.10	$0.03	$0.06
Diluted, pro forma	$0.00	$(0.12)	$(0.10)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended December 31 with expected option lives of five years and a dividend rate of zero:

	2004	2003	2002
Risk free interest rate	3.5%	2.9%	3.6%
Expected volatility	75%	75%	87%

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

Customer Concentration

For the fiscal year ended December 31, 2004 one customer accounted for approximately 10% of revenues. During the fiscal year ended December 31, 2003, one customer accounted for approximately 11% of revenues. During the fiscal year ended December 31, 2002 two customers accounted for approximately 13% and 11% of revenues, respectively. At December 31, 2004, five customers accounted for approximately 22%, 21%, 12%, 11% and 11% of total receivables respectively. At December 31, 2003 three customers accounted for 29%, 19% and 12% of total receivables, respectively. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectibility of related receivables could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s trade receivables are derived from sales to OEMs and distributors in the consumer electronics, home theater, computer, game, broadcast, Internet and telecommunications markets primarily in Asia, North America and Europe. The Company makes periodic evaluations of the creditworthiness of its customers and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for estimated uncollectable accounts receivable and such losses have historically been within management’s expectations.

Geographic Risk

The Company’s significant operations in Hong Kong, the People’s Republic of China (“PRC”) and other parts of Asia have required, and will continue to require, refinement to adapt to the changing market conditions in the region. The Company’s operations in Asia, and international operations in general, are subject to risks of unexpected changes in, or impositions of legislative or regulatory requirements.

Customers geographically located in the Asia Pacific markets accounted for approximately 86%, 93%, and 90% of total Company sales in 2004, 2003 and 2002, respectively and are expected to continue to account for a substantial percentage of sales in the future.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FIN 46-R, “Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003)”, which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications of the scope of FIN 46. For all non-special purpose entities (“SPE”) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt the provisions of Fin 46-R early as of the first interim or annual reporting period ending after December 15, 2003. If they do not elect to adopt FIN 46-R early, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46-R for non-SPEs did not have a material impact on the Company’s financial position, results of operations or cash.

In June 2004, the Financial Accounting Standards Board (FASB) issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of fiscal 2005. The Company is in the process of determining the effect, if any, the adoption of EITF Issue No. 02-14 will have on its financial statements.

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10 - 20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

On December 21, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is investigating the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA and the actual income tax impact to the Company will become determinable once further technical guidance has been issued.

Future Accounting Requirements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory costs, an amendment of ARB No. 43 Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement would have a material impact on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees” SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” on a quarterly basis (see “Note 2—Stock-Based Compensation”), it is currently evaluating the impact this statement will have on its consolidated financial statements.

Reclassifications

Certain amounts as previously reported have been reclassified to conform to the current year presentation.

2.   Investment Securities Available for Sale

Investments with maturities greater than one year from the balance sheet date are classified as long-term investments. The Company invests its excess cash in US Treasury and Agency securities, and tax-exempt securities with approved financial institutions with a minimum investment grade of “A1.” The investments available for sale consist mainly of bonds and include only marketable securities with secondary or resale markets to ensure portfolio liquidity.

The following table summarizes the Company’s investment securities available for sale:

	December 31,
	2004	2003
U.S. Government securities available for sale:
Cost	$17,489,688	$10,745,254
Unrealized losses	(228,421)	(255,044)
Estimated fair value	$17,261,267	$10,490,210

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	December 31, 2004		December 31, 2003
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
US Government securities available for sale:
Due in one year or less	$—	$—	$—	$—
Due in one to five years	17,489,688	17,261,267	10,745,254	10,490,210
	$17,489,688	$17,261,267	$10,745,254	$10,490,210

The following table summarizes sales of available for sale securities for the years ended December 31, 2004, 2003 and 2002. Specific identification was used to determine costs in computing realized gains or losses.

	Years Ended December 31,
	2004	2003	2002
Proceeds from sale	$5,375,000	$16,862,523	$9,986,909
Realized gains	$139,375	$36,739	$98,224
Realized losses	$—	$(16,713)	$—

3.   Investment in LLC

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

In the Strategic Alliance Agreement, CHS and SRS agree to work together to identify and implement co-promotional opportunities, including trade shows, movie theaters, video streaming, concert DVDs, artist endorsements, bundling and premium deals, web-based promotional clips and road shows. The initial term of the agreement expires on July 9, 2006 and is automatically renewable for successive one-year terms.

The Operating Agreement governs CHS/SRS, LLC, which is a joint venture between CHS and SRS formed to complete and distribute concert videos featuring Duran Duran, Boz Scaggs, Godsmack and All Access.

Pursuant to the Operating Agreement each of CHS and SRS contributed capital with a value of $2,346,621. CHS is the managing member of the joint venture and is entitled to receive a 5% management fee of all net revenues received. CHS’ capital contribution to CHS/SRS, LLC consists of the artist agreements and related contracts pursuant to which CHS/SRS, LLC will produce and distribute the above-referenced concert videos. SRS’ capital contribution is an aggregate of $2,346,621, consisting of a $700,000 bridge loan that SRS extended to CHS on July 9, 2004 in anticipation of the strategic alliance, plus $1,646,621 in new cash. In addition, the Company capitalized $177,111 consisting of costs associated with the formation of the LLC and co-promotional projects. CHS’ capital contribution consisted of the artist agreements with Duran Duran, Boz Scaggs, Godsmack and All Access pursuant to which the concert videos are filmed, produced and distributed. CHS/SRS, LLC contracted with CHS to complete production of the concert videos pursuant to the Production Services Agreement. Profits from the distribution of the concert videos and related assets will be allocated and distributed equally until SRS and CHS have both received 1.75 times their original capital contributions, after which profits will be allocated and distributed 90% to CHS and 10% to SRS. The joint venture is accounted for using the equity method and profits are recognized following the guidance for equity method accounting. We recognize and accrue profits as we get sales and/or royalty reports. As of December 31, 2004, two of the concert videos, Boz Scaggs and Godsmack have been released. Profits of $32,358 generated from these videos have been recognized and included in “Equity in Income of Investee” in the Consolidated Statements of Operations.

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

4.   Furniture, Fixtures and Equipment

Furniture, fixtures and equipment, net, consist of the following:

	December 31,
	2004	2003
Furniture, fixtures and equipment	$1,664,129	$1,458,537
Computer equipment	4,827,317	4,105,798
Leasehold improvements	387,806	277,005
	6,879,252	5,841,340
Less accumulated depreciation and amortization	(4,883,673)	(4,179,360)
	$1,995,579	$1,661,980

Depreciation expense is reflected in operating expenses totaling $775,949, $703,727, and $655,340 for the years ended December 31, 2004, 2003 and 2002, respectively in the accompanying financial statements based on applicable asset use.

5.   Acquisition of Minority Interest in SRSWOWcast

On February 28, 2003, the Company purchased the minority interest of the shareholders of SRSWOWcast, also known as WOWcast, in which SRS Labs acquired all 3,000,000 shares of Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock trading at $2.89 per share at the close of day on the transaction date. The acquisition resulted in a purchase price of $960,012.

SRSWOWcast develops and markets professional software and hardware products and consumer software plugins that incorporate proprietary audio enhancement, voice and surround sound technologies. SRS Labs, as the majority shareholder has consistently included the results of SRS WOWcast in all previously reported consolidated financial statements. The acquisition was a strategic initiative, which allows the Company to own 100% of the rights to the license of the Circle Surround technology. Full ownership of the technology license will aid in the deployment and marketing of such and will help the Company to compete more effectively.

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

6.   Goodwill and Intangible Assets

On January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142 (SFAS 142) “Goodwill and Other Intangible Assets,” which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis.

In accordance with SFAS No. 142, all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is evaluated to determine if fair value of the asset has decreased below its carrying value. At December 31, 2004 and December 31, 2003, we evaluated goodwill and determined that no adjustment to impair goodwill was necessary.

Goodwill and intangible assets consist of the following:

	December 31,
	2004	2003
Goodwill	$533,031	$533,031
Patents	$2,038,582	$1,760,236
Accumulated amortization	(891,178)	(739,792)
Patents, net	1,147,404	1,020,444
Other Intangibles:
Assets acquired in the purchase of our subsidiary Valence Technology in 1998: Covenant not to compete, Developed Technology, ASP brand name, Cell Library, and Customer List	4,910,400	4,910,400
Asset acquired in purchase of our subsidiary SRSWOWcast in February 2003	640,071	640,071
Poly Planar purchased technology for speaker products	120,000	120,000
Capitalized software and hardware for several technologies	394,840	222,758
Total of Other Intangibles	6,065,311	5,893,229
Accumulated amortization, other intangibles	(4,551,760)	(4,176,863)
Other intangibles, net	1,513,551	1,716,366
Intangible assets, net	$2,660,955	$2,736,810

Amortization periods range from three to eleven years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Year ended December 31,
	2004	2003	2002
Patents	$161,475	$149,427	$133,594
Other intangibles:
Covenant not to compete, developed technology, ASP brand name, cell library and customer list	211,158	214,506	385,988
Asset acquired in purchase of our subsidiary SRSWOWcast in February	64,007	53,339	—
Poly Planar purchased technology	24,000	24,000	24,000
Capitalized software and hardware	85,955	3,776	—
Total intangible amortization expense	$546,595	$445,048	$543,582

As of December 31, 2004, the weighted average useful life of the Company’s patents and intangible assets is approximately 3.6 years. The following table shows the estimated amortization expense for those assets for each of the five succeeding fiscal years.

Year ending December 31,	Estimated expense
2005	$601,862
2006	591,068
2007	511,955
2008	271,842
2009	160,499
Thereafter	523,729

7.   Financing Arrangements

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

8.   Commitments and Contingencies

The Company leases office space and certain equipment under non-cancelable operating leases expiring through 2008. The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership that is affiliated with a principal stockholder and executive officer of the Company. The lease is for a term of three years, commencing June 1, 2002, with an option to extend the term for an additional three years thereafter. Additionally, the Company leases office and warehouse facilities in Hong Kong from unrelated parties. Total rent expense was $370,788, $550,854, and $482,057 for the years ended December 31, 2004, 2003, and 2002, respectively, of which $210,600, $208,260, and $198,900 was paid to related parties, respectively.

Future annual minimum lease payments under non-cancelable operating leases at December 31, 2004, are as follows:

Year ending December 31,	Facility	Facility-Related Party	Office Equipment	Total
2005	$145,250	$87,750	$12,869	$245,869
2006	159,083	—	12,869	171,952
2007	—	—	11,824	11,824
2008	—	—	3,024	3,024
2009	—	—	—	—
Total	$304,333	$87,750	$40,586	$432,669

Litigation

The Company is involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company believes that the resolution of these matters will not likely have a material adverse effect on the Company’s consolidated financial statements.

Indemnifications

The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of December 31, 2004.

The Company has agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2004.

Warranties

The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2004. The Company assesses the need for a warranty reserve on a quarterly basis. There can be no guarantee that a warranty reserve will not become necessary in the future.

Employment Contracts

The Company entered into employment agreements with its Chief Executive Officer and five other personnel of the Company (collectively “Agreements”), including one officer of ValenceTech. Each of the Agreements was entered into for an initial multi-year term that has since expired and all are now automatically renewed annually on various anniversary dates. Under terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from one to two years of the respective employee’s base salary, depending on the date of termination, if the employment is terminated by the Company without cause.

9.   Income Taxes

The components of income (loss) from continuing operations before income taxes are as follows:

	Years ended December 31,
	2004	2003	2002
U.S.	$615,196	$(562,239)	$(1,044,099)
Foreign	1,773,741	2,059,421	2,438,784
Total	$2,388,937	$1,497,182	$1,394,685

The provision for income taxes consists of the following:

	Years ended December 31,
	2004	2003	2002
Current:
Federal	$23,356	$—	$(140,141)
State	7,873	1,600	(99,455)
Foreign	778,803	1,067,761	(5,354)
Total	810,032	1,069,361	(244,950)
Deferred:
Federal	106,117	(292,145)	(215,388)
State	46,699	(113,085)	(9,840)
Foreign	384	(30,897)	(130,007)
Change in valuation allowance, net	(152,816)	405,229	1,188,518
Total	384	(30,898)	833,283
Total income tax provision	$810,416	$1,038,463	$588,333

The reconciliation of the income tax expense (benefit) computed at U.S. federal statutory rates to the provision for income taxes is as follows:

	Years ended December 31,
	2004	2003	2002
Tax at U.S. federal statutory rates	$812,239	$509,042	$474,193
State income taxes, net of federal	37,583	(16,690)	81,372
Tax exempt interest	—	—	(88,155)
Change in valuation allowance, net	(152,816)	405,229	1,188,518
Foreign withholding tax	489,498	415,423	338,644
Change in tax credits	—	—	(480,388)
Change in estimated payable amounts	—	—	(882,717)
Foreign tax rate differential and other	(376,088)	(274,541)	(43,134)
Total income tax expense	$810,416	$1,038,463	$588,333

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Depreciation and amortization	$1,204,088	$1,507,181
Accruals	558,198	382,510
Net operating loss carryforwards	8,095,361	7,394,662
Tax credit carryforwards	1,231,090	598,001
Other	(211,102)	(211,106)
Foreign income taxes	(170,256)	(169,872)
Valuation allowance	(10,491,223)	(9,284,836)
Total net deferred tax assets	$216,156	$216,540

The Company has federal and state net operating loss carryforwards at December 31, 2004, of approximately $21,555,000 and $13,141,000 respectively. These net operating loss carryforwards began to expire in 2003 and will continue to expire through 2024. In addition, the Company has federal tax credit carryforwards of approximately $1,150,733 at December 31, 2004, which will begin to expire in 2011.

As of December 31, 2004, a valuation allowance of $10,491,223 has been provided based on the Company’s assessment of the future realizability of certain deferred tax assets. The valuation allowance on deferred tax assets relates to future deductible temporary differences, capital loss carry forwards, foreign credit carryforwards and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods, by income before taxes and stock option exercises. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences. For the period ended December 31, 2004, the release of the valuation allowance disclosed in the tax Rate Reconciliation was due to the use of net operating losses that were fully reserved with a valuation allowance. The overall increase in the valuation allowance, as disclosed in the table above for the Deferred Assets and Liabilities, is due to additional net operating losses attributable to the exercise of non-qualified stock options. The effect of the valuation allowance related to these stock options has been reported in equity.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and possibly withholding taxes payable to the foreign countries, but may be able to offset unrecognized foreign tax credit carryforwards. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The use of loss carryforwards and tax credit carry forwards may become limited in the event of an ownership change as defined under I.R.C. code section 382.

On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is investigating the repatriation provision and expects, on or before the fourth quarter of 2005, to make the determination as to whether it will repatriate extraordinary dividends, as defined in the AJCA and the actual income tax impact to the Company of such a repatriation, should it be made.

10.   Stockholders’ Equity

Stock Repurchases

During the fiscal year ended December 31, 1998, the Company’s Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company’s common stock for a period from December 23, 1998 to December 31, 1999 (the “1998 Repurchase Program”). Under the 1998 Repurchase Program, 71,100 shares had been repurchased at a cost of $263,281. On September 17, 2001, the Company’s Board of Directors authorized the repurchase of up to 250,000 of the outstanding shares of the Company’s common stock for a period from September 17, 2001 to March 17, 2002 (the “2001 Repurchase Program”). As of December 31, 2001, 53,800 shares had been repurchased at a cost of $188,713 under the 2001 Repurchase Program. On May 9, 2002, the Company’s Board of Directors authorized the repurchase of up to 500,000 of the outstanding shares of the Company’s common stock for a period from May 10, 2002 to November 10, 2002 (the “2002 Repurchase Program”). As of December 31, 2002, 100,400 shares had been purchased at a cost of $266,607 under the 2002 Repurchase Program. All repurchased shares under the 1998, 2001 and 2002 Repurchase Programs are reflected as treasury stock in the accompanying consolidated balance sheets. On June 30, 2004, the Company’s Board of Directors authorized a stock repurchase of up to $3,000,000 of its outstanding common stock for a period of six months from July 1, 2004 to December 31, 2004. The following table shows activity under the 2004 Repurchase Program for the year ending December 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan as of Period End
August 1-31, 2004	31,114	$4.87	31,114	$2,848,330
Sept 1-30, 2004	2,543	$5.03	2,543	$2,835,539
Nov 1-30, 2004	134,550	$5.75	134,550	$2,062,449
Dec 1-31, 2004	48,368	$5.95	48,368	$0
Total	216,575	$5.66	216,575	$0

Stock Award/Option Plans/Warrants

On December 10, 1993, the Company’s Board of Directors and shareholders adopted an Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the “1993 Plan”). Under the 1993 Plan, 801,971 shares of the Company’s common stock are reserved for issuance to executives, employees and non-employee directors of the Company at the discretion of the Board of Directors or the committee administering the 1993 Plan. The Compensation Committee of the Board or, in the absence of a Compensation Committee, the Board, has been appointed to administer the 1993 Plan. Options issued under the 1993 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2004, options to purchase 115,370 shares of the Company’s common stock were outstanding under the 1993 Plan.

In January 1994, the Company entered into stock option agreements with two Company officers whereby options to purchase 181,032 shares of the Company’s common stock were granted to each of the officers at an exercise price of $0.14 per share (collectively, the “Executive Option Agreements”). As of December 31, 2004, there were no options outstanding under the Executive Option Agreements.

In June 1997, the Company’s Board of Directors adopted and the Company’s stockholders approved the Amended and Restated 1996 Long-Term Incentive Plan (the “1996 Plan”), for which 2,000,000 shares of the Company’s common stock were reserved for issuance to officers, employees and consultants of the Company. If any award granted under the 1996 Plan expires, terminates or is forfeited before the exercise thereof or the payment in full thereof, the shares covered by the unexercised or unpaid portion will become available for new grants under the 1996 Plan. In June 1998, the Company’s Board of Directors adopted and the Company’s stockholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 2,500,000. Also in June 1998, in a separate amendment, the Company’s Board of Directors and the Company’s stockholders approved an amendment to allow all directors of the Company and any subsidiary of the Company to participate in the 1996 Plan. In June 2000, the Company’s Board of Directors adopted and the Company’s stockholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 2,500,000. In June 2003, the Company’s Board of Directors adopted and the Company’s shareholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 1,500,000. The Compensation Committee or, in the absence of a Compensation Committee, the Board of Directors, has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2004, options to purchase 4,491,171 shares of the Company’s common stock were outstanding under the 1996 Plan.

In July 1996, the Company’s Board of Directors adopted and the Company’s stockholders approved the 1996 Non-employee Directors Stock Option Plan (the “Non-employee Directors Plan”), a non-discretionary formula plan for which 120,000 shares of the Company’s common stock are reserved for issuance to the Company’s non-employee directors. A committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan administers the Non-employee Directors Plan. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three-year period, the first installment vesting on the date of grant. In June 1999, the shareholders approved the Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Amended Non-employee Directors Plan”). Among the changes set forth in the Amended Non-employee Directors Plan was to increase by 130,000 the number of shares of common stock that may be issued. In June 2001, the Company’s Board of Directors adopted and the Company’s stockholders approved an amendment to the Amended Non-employee Directors Plan to increase the number of shares in the plan by 250,000. As of December 31, 2004, options to purchase 115,000 shares of common stock were outstanding under the Amended Non-employee Directors Plan.

In connection with the Microsoft Transaction, Microsoft had a three-year warrant to purchase 100,000 shares of common stock of the Company at an exercise price per share of $17.21. The Company’s subsidiary, SRSWOWcast, also issued to Microsoft a three-year warrant to purchase up to 2,500,000 shares of its common stock at an price per share of $2.00 as specified in the SRSWOWcast.com, Inc. Common Stock Purchase Warrant Agreement dated March 8, 2000 (the “SRSWOWcast Warrant”). The fair value of these warrants, totaling $2,555,783, was recorded as non-cash stock issuance cost by the Company during fiscal 2000. Fair value was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life—36 months; stock volatility—96%; and risk-free interest rate—6.54%. During the term of both warrant agreements, no shares were purchased and as of December 31, 2003, the warrants had expired.

The following table summarizes stock option activity under the Company’s stock option and warrant plans for the periods indicated:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2002	5,402,328	$4.44
Granted	1,631,400	$2.85
Stock options exercised	(86,670)	$1.52
Forfeited	(922,116)	$4.09
Outstanding at December 31, 2002	6,024,942	$4.11
Granted	561,400	$4.17
Stock options exercised	(473,784)	$3.01
Forfeited	(654,723)	$5.97
Outstanding at December 31, 2003	5,457,835	$3.99
Granted	1,199,000	$6.34
Stock options exercised	(989,134)	$3.75
Forfeited	(946,160)	$5.23
Outstanding at December 31, 2004	4,721,541	$4.38

The weighted average fair value of options granted during 2004, 2003 and 2002 was $6.49, $4.15, and $2.77 respectively. Options granted during 2004 generally vest over terms ranging from three years to five years and the options generally expire in 10 years.

The following table summarizes information concerning currently outstanding and exercisable options and warrants:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable As of 12/31/2004	Weighted Average Exercise Price
$0.00 - $1.90	0	0.0	$0.0000	0	$0.0000
$1.91 - $3.80	2,249,752	6.2	$2.9565	1,587,804	$3.0025
$3.81 - $5.70	1,460,789	4.3	$4.9529	1,129,452	$5.0149
$5.71 - $7.60	918,500	8.5	$6.2700	130,875	$6.6034
$7.61 - $9.50	52,500	2.3	$8.6190	52,500	$8.6190
$9.51 - $11.40	20,000	5.4	$10.5625	20,000	$10.5625
$17.10 - $19.00	20,000	5.2	$19.0000	20,000	$19.0000
	4,721,541	6.0	$4.3819	2,940,631	$4.1962

On March 5, 1999, pursuant to a technology license agreement entered into by the Company and a customer, options were granted to the customer to purchase up to 50,000 shares of common stock at an exercise price of $3.94 per share. The fair value of the grant is being recognized as compensation expense ratably over the vesting period of the options. The Company recognized $2,588 of compensation expense relating to these options in fiscal 2002. In addition to the 50,000 options granted in 1999, the Company has an obligation to grant up to 200,000 additional options if the customer meets specified performance criteria as defined by the agreement. All 250,000 options have expired under the terms of the license agreement, and none were ever exercised. In addition, during the years ended December 31, 2004, 2003 and 2002, the Company recorded $92,585, $72,945, and $88,725 respectively, of deferred compensation expense related to stock options granted to non-employee contractors.

11.   Sale of Stock by Subsidiary

On September 29, 2000, the Company’s wholly-owned subsidiary SRSWOWcast and certain investors, which included shareholders, directors and an executive officer of the Company, entered into a Series A Preferred Stock and Warrant Purchase Agreement (the “Private Placement Agreement”) relating to the purchase and sale of 3,000,000 shares of SRSWOWcast Series A Convertible Preferred Stock (“Preferred Stock”) for a purchase price of $2.00 per share or $6,000,000 in the aggregate (the “Private Placement”). Pursuant to the Private Placement Agreement, investors received an immediately exercisable, three year warrant evidencing a right to purchase one-tenth of a share of SRSWOWcast’s common stock for each share of Preferred Stock purchased by such investor, exercisable at $2.50 per whole share. The fair value of the warrants was zero at the date of issuance. In accordance with SAB No. 51, “Accounting for Sales of Stock by a Subsidiary,” the Company recorded $5,154,995 of additional paid-in capital associated with the Private Placement. In February 2003, the Company completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of SRSWOWcast Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock. As a result of the exchange offer, an intangible asset in the amount of $640,071 was recorded and SRSWOWcast became a wholly owned subsidiary of SRS Labs.

12.   Segment Information

The Company operates two business segments—semiconductors and licensing. In 2003, the Company reported its revenues in the following five segments: licensing, semiconductors, component distribution, product sales, and Internet and broadcast. In 2004, the Company decided to reduce its segments to licensing and semiconductor because the revenue attributable to the discontinued segments were not material compared to revenues relating to semiconductors and licensing. Segment information for the 2003 segments has been restated to conform to the current year presentation. Revenue from the component distribution segment is now reported in the semiconductor segment and revenues from product sales and Internet and broadcast segments are now reported in the licensing segment.

	Valence Semiconductor	SRS Labs Licensing	Total
Fiscal 2004
Total revenues	$10,770,684	$10,831,704	$21,602,388
Cost of sales	3,725,062	228,147	3,953,209
Gross margin	$7,045,622	$10,603,557	$17,649,179
Fiscal 2003
Total revenues	$10,712,382	$9,101,399	$19,813,781
Cost of sales	3,953,100	102,979	4,056,079
Gross margin	$6,759,282	$8,998,420	$15,757,702
Fiscal 2002
Total revenues	$10,777,569	$8,224,224	$19,001,793
Cost of sales	4,600,388	153,857	4,754,245
Gross margin	$6,177,181	$8,070,367	$14,247,548

For fiscal year 2004, one customer accounted for approximately 10% of revenues, or $2,180,065 in the semiconductor segment. For fiscal year 2003, one customer accounted for approximately 11% of revenues, or $2,107,790 in the semiconductor segment. For fiscal year 2002, two customers accounted for approximately 13% and 11% of revenues or $2,449,779 in the semiconductor segment and $1,991,554 in the licensing segment, respectively.

The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Years ended December 31,
	2004	%	2003	%	2002	%
Geographic Area Revenue:
Hong Kong	$9,975,904	46%	$9,235,976	47%	$9,848,123	52%
Japan	4,906,343	23%	5,402,565	27%	5,383,728	28%
Americas	2,354,668	11%	875,461	5%	1,027,252	6%
China	2,028,224	9%	2,193,863	11%	1,771,486	9%
Other Asia Pacific	1,661,880	8%	1,226,945	6%	151,649	1%
Europe	675,369	3%	878,971	4%	819,555	4%
Total	$21,602,388	100%	$19,813,781	100%	$19,001,793	100%

	December 31,
	2004	2003
Geographic Area Long-lived Assets:
Asia Pacific	$2,028,787	$1,840,323
United States	499,823	354,687
Total	$2,528,610	$2,195,010

13.   Related-Party Transactions

The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership that is affiliated with a stockholder and officer of the Company. The lease has a term of three years (expiring May 2005), with an option to extend the term for an additional three years thereafter through May 31, 2008. We paid the partnership rent of $210,600 during 2004, $208,260 during 2003, and $198,900 during 2002. See Note 8.

As described in Note 11, certain shareholders, directors and an executive officer of the Company purchased preferred shares issued by a subsidiary of the Company. See Note 1.

The Company and Sierra Digital Productions, Inc. (“Sierra Digital”) entered into a Consulting Agreement dated August 23, 1994, pursuant to which Sierra Digital provides product definition, development and design services on a 100% time commitment basis to the Company in connection with the Company’s research and development of its sound technologies. The president and sole shareholder of Sierra Digital is Alan D. Kraemer, the Company’s Chief Technology Officer. Pursuant to the Consulting Agreement, the Company paid to Sierra Digital a monthly retainer of $10,083 per month plus expenses. This agreement terminated on June 30, 2003. The Company paid Sierra Digital $70,583 and $121,000 during Fiscal 2003 and Fiscal 2002 respectively.

14.   Employee Benefit Plan

The Company’s employees based in the United States may participate in a salary deferral plan (the “401(k) Plan”) in which eligible employees can contribute up to 75% of their eligible compensation. The Company also may contribute on a discretionary basis. During the years ended December 31, 2004, 2003, and 2002, the Company contributed approximately $99,800, $81,800, and $67,200, respectively to the 401(k) Plan.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Deductions		Balance at End of Period
For the year ended December 31, 2004:
Allowance for doubtful accounts	$87,628	$58,508	$(113,174)		$32,962
Inventory reserve	$867,923	$(41,651)	$(585,447	)(a)	$240,825
For the year ended December 31, 2003:
Allowance for doubtful accounts	$49,049	$38,839	$(260)		$87,628
Inventory reserve	$857,986	$48,686	$(38,749)		$867,923
For the year ended December 31, 2002:
Allowance for doubtful accounts	$68,888	$22,220	$(42,059)		$49,049
Inventory reserve	$679,052	$490,666	$(311,732)		$857,986

(a)           The reduction relates to the scrapping of component inventory that was fully reserved for and was offset by a credit to the corresponding inventory account.