Form 10-Q
period 2005-03-31
SRS LABS INC
filed 2005-05-16
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of April 29, 2005, 14,740,665 of the issuer’s common stock, par value $.001 per share, were outstanding.  In addition, as of April 29, 2005, 592,186 shares of the issuer’s common stock were held as treasury shares.

SRS LABS, INC.

Form 10-Q

For the Period Ended March 31, 2005

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,000,241	$7,011,912
Accounts receivable, net	1,969,922	1,318,665
Inventories, net	548,822	571,280
Prepaid expenses and other current assets	1,383,139	1,337,506
Deferred income taxes	23,406	23,406

Total Current Assets	10,925,530	10,262,769

Investments available for sale	17,001,807	17,261,267
Investment in LLC	2,674,247	2,596,090
Furniture, fixtures and equipment, net	1,835,350	1,995,579
Intangible assets, net	2,653,316	2,660,955
Goodwill	533,031	533,031
Deferred income taxes	209,596	192,750

Total Assets	$35,832,877	$35,502,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,122,289	$984,805
Accrued liabilities	1,798,777	1,640,714
Deferred revenue	437,309	436,910
Income taxes payable	—	8,628

Total Current Liabilities	3,358,375	3,071,057

Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized;14,689,028 and 14,671,416 shares issued; and 14,247,153 and 14,229,541 shares outstanding at March 31, 2005 and December 31, 2004, respectively	14,690	14,672
Additional paid-in capital	62,604,392	62,523,292
Accumulated other comprehensive loss	(569,182)	(309,722)
Accumulated deficit	(27,631,543)	(27,853,003)
Treasury stock at cost, 441,875 shares at March 31, 2005 and December 31, 2004	(1,943,855)	(1,943,855)

Total Stockholders’ Equity	32,474,502	32,431,384

Total Liabilities and Stockholders’ Equity	$35,832,877	$35,502,441

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Revenues:
Semiconductor	$1,984,563	$2,415,718
Licensing	3,264,095	2,927,327
Total revenues	5,248,658	5,343,045
Cost of sales:
Semiconductor	728,240	882,734
Licensing	56,345	26,137
Total cost of sales	784,585	908,871

Gross margin	4,464,073	4,434,174

Operating expenses:
Sales and marketing	1,692,378	1,695,368
Research and development	1,182,069	1,208,687
General and administrative	1,469,228	1,554,197

Total operating expenses	4,343,675	4,458,252

Income (loss) from operations	120,398	(24,078)
Equity in income of investee	77,332	—
Other income, net	147,932	237,450
Income before income tax expense	345,662	213,372
Income tax expense	124,202	237,903
Net income (loss)	$221,460	$(24,531)

Net income per common share:

Basic	$0.02	$0.00

Diluted	$0.01	$0.00

Weighted average shares used in the calculation of net income per common share:
Basic	14,241,522	13,746,521

Diluted	15,255,107	16,679,373

 See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive Income (Loss) for the Period
	Shares	Amount	Capital	Loss	Deficit	Stock	Total	Ended

BALANCE, Dec. 31, 2004	14,229,541	$14,672	$62,523,292	$(309,722)	$(27,853,003)	$(1,943,855)	$32,431,384
Proceeds from exercise of stock options	17,612	18	66,269	—	—	—	66,287
Deferred stock option compensation	—	—	14,831	—	—	—	14,831
Unrealized loss on investments available for sale, net of tax	—	—	—	(259,460)	—	—	(259,460)	(259,460)
Net income	—	—	—	—	221,460	—	221,460	221,460

BALANCE, March 31, 2005	14,247,153	$14,690	$62,604,392	$(569,182)	$(27,631,543)	$(1,943,855)	$32,474,502	$(38,000)

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Cash Flows From Operating Activities:
Net income (loss)	$221,460	$(24,531)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	346,537	310,867
Provision for doubtful accounts	7,821	69,603
Provision for obsolete inventory	2,714	40,408
Deferred taxes	(16,846)	(16,539)
(Accretion) amortization of (discount) premium on investments available for sale	(508)	3,095
Net realized gain on sale of investments available for sale	—	(139,375)
Increase in deferred stock option compensation	14,831	13,600
Loss on disposition of furniture, fixtures and equipment	2,267	31
Impairment on intangible assets	—	3,431
Investment in LLC	(78,157)	—
Changes in operating assets and liabilities:
Accounts receivable	(659,078)	376,860
Inventories	19,744	(1,686)
Prepaid expenses and other current assets	(45,125)	52,716
Accounts payable	137,484	(557,042)
Accrued liabilities	158,063	211,971
Deferred revenue	399	(765)
Income taxes payable	(8,628)	107,051

Net cash provided by operating activities	102,978	449,695

Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(37,440)	(273,889)
Proceeds from sale of investments available for sale	—	5,375,000
Expenditures related to patents and intangible assets	(143,496)	(103,790)

Net cash provided by (used in) investing activities	(180,936)	4,997,321

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	66,287	2,150,319

Net cash provided by financing activities	66,287	2,150,319

Net Increase (Decrease) in Cash and Cash Equivalents	(11,671)	7,597,335
Cash and Cash Equivalents, Beginning of Period	7,011,912	12,795,620

Cash and Cash Equivalents, End of Period	$7,000,241	$20,392,955

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$247,559	$211,961
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized gain (loss) on investments, net	$(259,460)	$87,938

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Basis of Presentation and Summary of Significant Accounting Policies and Estimates

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiaries, Valence Tech Limited (including its wholly-owned subsidiaries) and SRSWOWcast.com, Inc. (“SRSWOWcast”).  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. Certain amounts included in the accompanying prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

The condensed consolidated financial statements include the accounts of SRS Labs, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim period is not necessarily indicative of the results to be expected for any other interim period or for the full year.

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates. See the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 for an additional discussion of the significant accounting policies and estimates used in the preparation of our financial statements.

2.                                      Restatement

On May 13, 2005, the Company filed a Current Report on Form 8-K announcing that an error had been identified relating to accounting for sales and marketing expenses related to trade shows.  This conclusion was reached in connection with BDO Seidman, LLP’s, it’s independent registered public accounting firm (“BDO Seidman”), financial statement review procedures relating to the Company’s Quarterly Report on Form 10-Q for the first quarter of the year ending December 31, 2005 (“fiscal 2005”).

The accounting issue relates to an interpretation of Accounting Principles Board Opinion No. 28 (“APB 28”), “Interim Financial Reporting.” Commencing in the first quarter of the fiscal year ended December 31, 2004 (“fiscal 2004”), the Company began to capitalize and amortize trade show expenses incurred in the fiscal year to reflect the future economic benefits received during such fiscal year.  Management discussed the issue with the Audit Committee of the Company’s Board of Directors and BDO Seidman and was of the view that capitalization and amortization of trade show expenses was allowable.  As part of its review of the unaudited quarterly financial statements for the first quarter of fiscal 2005, BDO Seidman noted that trade show costs previously capitalized and amortized should have been treated as period expenses in fiscal 2004.  As a result, BDO Seidman expressed its view that (a) trade show costs previously capitalized and amortized during fiscal 2004 should have been treated as period expenses in fiscal 2004; (b) each of the Company’s quarterly reports previously filed in fiscal 2004 should be restated; and (c) no reliance should be placed on the previously issued fiscal 2004 quarterly financial statements.

Acting on the recommendation of BDO Seidman, management of the Company determined that the previously issued financial statements contained in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 should be restated to correct errors in those financial statements.  Consequently, the condensed consolidated financial statements for the first quarter of 2004 are restated in this Form 10-Q.  These restated condensed consolidated financial statements reflect an adjustment to account for trade show expenses as period expenses.  The adjustment results in a $159,460 increase in sales and marketing expense for the first fiscal quarter of 2004.   The restatement has no impact on the Company’s consolidated net income for fiscal 2004 and does not affect the Company’s historical cash flow.  The Company will amend its annual report on Form 10-K for fiscal 2004 to reflect the disclosures made to the above-referenced restated quarterly reports.

The principal effects of this adjustment on the accompanying condensed consolidated financial statements is as follows:

	Condensed Consolidated Balance Sheet March 31, 2004
	As restated	As previously reported

Prepaid expenses and other current assets	$1,020,980	$1,180,440
Total Current Assets	22,935,599	23,095,059
Total Assets	33,479,871	33,639,331

Accumulated deficit	(29,456,055)	(29,296,595)
Total Stockholders’ Equity	30,177,787	30,337,247
Total Liabilities and Stockholders’ Equity	$33,479,871	$33,639,331

	Condensed Consolidated Statement of Operations for the three months ended March 31, 2004
	As restated	As Previously reported

Increase in sales and marketing expenses	$159,460	$—
Total operating expenses	4,458,252	4,298,792
Income (loss) from operations	(24,078)	135,382
Income before income tax expense	213,372	372,832
Net income (loss)	(24,531)	134,929
Net income per common share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

3.                                      Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.” Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been recorded under the provisions of SFAS No. 123, the Company’s net income (loss) and earnings per share would have been the pro forma amounts indicated below:

	For the three months ended March 31,
	2005	2004
		(Restated)
Net income (loss)(attributable to common shareholders) — as reported	$221,460	$(24,531)
Add: stock based employee compensation expense included in reported net income, net of 40% tax effect	8,899	8,160
Less fair value of stock-based employee compensation expense	(305,103)	(393,669)
Net loss (attributable to common shareholder) — pro forma	$(74,744)	$(410,040)
Net income (loss) per share:
Basic, as reported	$0.02	$0.00
Basic, pro forma	$(0.01)	$(0.03)
Diluted, as reported	$0.01	$0.00
Diluted, pro forma	$0.00	$(0.02)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter ended March 31, 2005:

Risk free interest rate	4.2%
Expected life	6.25 years
Expected volatility	67%

4.                                      Capitalization of Software Development Costs

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

Capitalized software as of March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005	December 31, 2004
Capitalized software	$530,568	$464,568
Accumulated amortization	(222,532)	(193,003)
Capitalized software, net	$308,036	$271,565

As of March 31, 2005, the weighted average useful life of the Company’s capitalized software is approximately 2.3 years. The following table shows the estimated amortization expense for those assets for the remaining nine months of the current fiscal year end and each of the four succeeding fiscal years.

Year ending December 31,	Estimated Expense
2005	$91,964
2006	119,969
2007	67,689
2008	24,481
2009	3,933

5.                                      Goodwill and Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis.

In accordance with SFAS No. 142, all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is evaluated at least annually to determine if fair value of the asset has decreased below its carrying value. At December 31, 2004, we performed our annual assessment of goodwill and determined that no adjustment to impair goodwill was necessary.

Goodwill and intangible assets consist of the following:

	March 31, 2005	December 31, 2004
Goodwill	$533,031	$533,031

Patents	$2,116,077	$2,038,582
Accumulated amortization	(941,115)	(891,178)
Patents, net	1,174,962	1,147,404
Other Intangibles:
Assets acquired in the purchase of our subsidiary Valence Technology in 1998: Covenant not to compete, Developed Technology, ASP brand name, Cell Library, and Customer List	4,910,400	4,910,400
License agreements acquired in purchase of our subsidiary SRSWOWcast in February 2003	640,071	640,071
Poly Planar purchased technology for speaker products	120,000	120,000
Capitalized software and hardware for several technologies	460,841	394,840
Total of Other Intangibles	6,131,312	6,065,311
Accumulated amortization, other intangibles	(4,652,958)	(4,551,760)
Other intangibles, net	1,478,354	1,513,551
Intangible assets, net	$2,653,316	$2,660,955

Amortization periods range from three to eleven years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three months ended March 31,
	2005	2004
Patents	$49,937	$40,815
Other intangibles:
Covenant not to compete, developed technology, ASP brand name, cell library and customer list	51,478	51,477
License agreements acquired in purchase of our subsidiary SRSWOWcast in February 2003	16,001	16,001
Poly Planar purchased technology	4,000	6,000
Capitalized software and hardware	29,719	11,212
Total intangible amortization expense	$151,135	$125,505

As of March 31, 2005, the weighted average useful life of the Company’s patents and intangible assets is approximately 3.5 years. The following table shows the estimated amortization expense for those assets for the remaining nine months of the current fiscal year and each of the four succeeding fiscal years:

Year ending December 31,	Estimated expense
2005	$465,675
2006	$613,010
2007	$532,614
2008	$309,825
2009	$168,124
Thereafter	$564,068

6.                                      Investments Available for Sale

The Company has classified its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table summarizes the Company’s investment securities available for sale:

	March 31, 2005	December 31, 2004
Cost	$17,489,688	$17,489,688
Unrealized loss	(487,881)	(228,421)
Estimated fair value	$17,001,807	$17,261,267

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	March 31, 2005		December 31, 2004
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
U.S. Government securities available for sale:
Due in one to five years	$17,489,688	$17,001,807	$17,489,688	$17,261,267

The following table summarizes sales of available for sale securities for quarters ended March 31. Specific identification was used to determine costs in computing realized gains or losses.

	Quarters Ended March 31,
	2005	2004
Proceeds from sale	$—	$5,375,000
Realized gains	—	139,375

7.                                      Investment in LLC

On September 23, 2004, the Company entered into a strategic alliance with Coming Home Studios LLC (“CHS”) to produce and sell concert DVD’s which include the Company’s Circle Surround technology.   In connection with the strategic alliance, the Company and CHS entered into four agreements:  a Strategic Alliance Agreement, the CHS/SRS LLC Operating Agreement, a Warrant Agreement and a Production Services Agreement.

In the Strategic Alliance Agreement, CHS and the Company agree to work together to identify and implement co-promotional opportunities, including trade shows, movie theatres, video streaming, concert DVDs, artist endorsements, bundling and premium deals, web-based promotional clips and road shows.  The initial term of the agreement expires on July 9, 2006 and is automatically renewable for successive one-year terms.

The Operating Agreement governs CHS/SRS, LLC, which is a joint venture between CHS and the Company formed to complete and distribute concert videos featuring Duran Duran, Boz Scaggs— Jazz, Boz Scaggs— Greatest Hits, Godsmack and All Access.

Pursuant to the Operating Agreement each of CHS and the Company contributed capital with a value of $2,346,621. CHS is the managing member of the joint venture and is entitled to receive a 5% management fee of all net revenues received. CHS’ capital contribution to CHS/SRS, LLC consists of the artist agreements and related contracts pursuant to which CHS/SRS, LLC will produce and distribute the above-referenced concert videos. The Company’s capital contribution is an aggregate of $2,346,621, consisting of a $700,000 bridge loan that the Company extended to CHS on July 9, 2004 in anticipation of the strategic alliance, which converted to equity on September 23, 2004, plus $1,646,621 in new cash.  In addition, the Company capitalized $177,936 consisting of costs associated with the formation of the LLC and co-promotional projects. CHS’ capital contribution consisted of the artist agreements with Duran Duran, Boz Scaggs, Godsmack and All Access pursuant to which the concert videos are filmed, produced and distributed. CHS/SRS, LLC contracted with CHS to complete production of the concert videos pursuant to the Production Services Agreement. Profits from the distribution of the concert videos and related assets will be allocated and distributed in the following manner and order: (i) 100% to the Company until such time as the Company has received 130% of the 133,000 additional advance that the Company provided to the CHS/SRS, LLC to fund the Godsmack acoustical project ; (ii) equally until the Company and CHS have each both received 1.75 times their original capital contributions; and thereafter (iii) 90% to CHS and 10% to the Company. The joint venture is accounted for using the equity method and profits are recognized following the guidance for equity method accounting. As of March 31, 2005, two of the concert videos, Boz Scaggs and Godsmack have been released. Profits of $77,332 generated from these videos have been recognized and included in “Equity in Income of Investee” in the Consolidated Statements of Operations for the three months ended March 31, 2005.

Under the Warrant Agreement, the Company paid CHS $40,000 to acquire a warrant to purchase up to 122,000 units of Class A membership interests in CHS, which represents approximately 10% of the equity of CHS, for an exercise price of $9.836 per unit, subject to adjustment based on valuation of CHS at the time of an additional funding. The warrant is immediately vested and exercisable for up to two years. It is transferable and contains customary antidilution and price protection provisions for warrants of this type.

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

Basic and diluted net income per share computed in accordance with SFAS 128 for the three months ended March 31, are as follows:

	For the three months ended March 31,
	2005	2004
		(Restated)
BASIC EPS
Net income (loss)	$221,460	$(24,531)
Denominator: weighted average common shares outstanding	14,241,522	13,746,521
Net income per share—basic	$0.02	$0.00

DILUTED EPS
Net income (loss)	$221,460	$(24,531)
Denominator: weighted average common shares outstanding	14,241,522	13,746,521
Common equivalent shares outstanding:
Options	1,013,585	2,932,852
Total diluted shares	15,255,107	16,679,373
Net income per share—diluted	$0.01	$0.00

There were 1,404,000 and 40,000 potentially dilutive options outstanding for the quarters ending March 31, 2005 and 2004, respectively, that were not included in the table above because they would be anti-dilutive.

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

10.                               Stockholders’ Equity

On June 30, 2004, the Company’s Board of Directors authorized  the repurchase of up to $3,000,000 of its outstanding common stock for a period from July 1, 2004 to December 31, 2004 (the “2004 Repurchase Program”).  The Company repurchased 216,575 shares at a cost of $1,225,254 under the 2004 Repurchase Program.

On March 24, 2005, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 of the outstanding shares of the Company’s common stock for a period from January 1, 2005 to December 31, 2005 (the “2005 Repurchase Program”). As of March 31, 2005, no shares had been repurchased under the 2005 Repurchase Program. Purchases may be made from time to time in the open market, block purchases or privately negotiated transactions, depending on market conditions, share price and other factors.  All repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.

11.                               Segment Information

The Company operates two business segments — semiconductors and licensing.  The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments:

	Valence Semiconductor	SRS Labs Licensing	Total
Three Months Ended March 31, 2005
Total revenues	$1,984,563	$3,264,095	$5,248,658
Cost of sales	728,240	56,345	784,585

Gross margin	$1,256,323	$3,207,750	$4,464,073

Three Months Ended March 31, 2004
Total revenues	$2,415,718	$2,927,327	$5,343,045
Cost of sales	882,734	26,137	908,871

Gross margin	$1,532,984	$2,901,190	$4,434,174

For the three months ending March 31, 2005, one customer accounted for approximately 11% of consolidated revenues, or $562,426, in the semiconductor segment. For the same period in the prior year, two customers accounted for approximately 18% and 10% of consolidated revenues, or $968,890 and $542,389, in the semiconductor segment, respectively. There was no significant customer in the licensing segment for the three months ended March 31, 2005 and March 31, 2004.

The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which the product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Three Months Ended March 31,
	2005	%	2004	%
Geographic Area Revenue:
Hong Kong	$1,734,191	33%	$2,222,537	42%
Japan	1,520,489	29%	1,358,307	25%
Other Asia Pacific	879,878	16%	334,265	6%
Americas	723,526	14%	785,612	15%
China	350,157	7%	280,021	5%
Europe	40,417	1%	362,303	7%

Total	$5,248,658	100%	$5,343,045	100%

12.                               Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”  (“FIN 47”).   FIN 47 clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143.  This Interpretation also clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  The FIN also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  This Interpretation is effective for the Company beginning December 31, 2005.  The Company does not expect the adoption of FIN 47 to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB  issued SFAS No. 123(R), “Share-Based Payment”. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. In April 2005, the SEC announced that the implementation of SFAS 123(R) has been delayed and will now be effective for the Company beginning January 1, 2006. The adoption of SFAS 123R will have a significant impact on the Company’s results of operations, as demonstrated by the SFAS 123 pro-forma disclosures at Footnote 2.  The adoption of the standard will have no impact on the Company’s cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”), the audited consolidated financial statements and the notes thereto included in the Form 10-K and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

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

Licensing:   Through SRS Labs, the parent company, and its wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies (“SRSWOWcast”), the licensing segment develops and licenses audio, voice and surround sound technology solutions to many of the world’s leading OEMs, software providers and semiconductor companies, and licenses and markets hardware and software products for the Internet and professional audio markets.

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly owned subsidiaries, including Valence and SRSWOWcast.com Inc.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may materially differ from our estimates.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

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

Total revenues for the three months ended March 31, 2005 were $5,248,658 compared to $5,343,045 for the three months ended March 31, 2004, a decrease of $94,387 or 1.8%.  Semiconductor revenues were $1,984,563 for the three months ended March 31, 2005 compared to $2,415,718 for the three months ended March 31, 2004, a decrease of $431,155 or 17.8%. Within semiconductor revenue, ASIC accounted for $1,469,463 or 74.0% for the three months ended March 31, 2005 compared to $1,649,131 or 68.3% for the same period last year, a decrease of $179,668 or 10.9%. ASP chips accounted for $515,100, or 26.0% for the three months ended March 31, 2005 compared to $766,587 or 31.7% for the same period last year, a decrease of $251,487 or 32.8%.  Within ASP revenues, SRS chips accounted for 64.0% for the three months ended March 31, 2005 compared to 37.5% for the same period last year. The decrease in ASIC and ASP  sales can be primarily attributed to competitive pressures and the ramp up period for the new sales organization.

Licensing revenues were $3,264,095 for the three months ended March 31, 2005, compared to $2,927,327 for the three months ended March 31, 2004, an increase of $336,768 or 11.5%.  The sales growth in licensing was attributable to our continued diversification strategy, which expanded the use of our technologies in the portable devices, PC, mobile phone and automotive markets. The following table presents the Company’s licensing revenues mix by market segment:

	Three Months Ended March 31,
	2005	2004
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	64%	71%
Portable Media Devices (Digital Media Player, Headphone)	13%	9%
PC (Software, Hardware)	12%	15%
Personal Telecommunications (Mobile phone, PDA)	9%	4%
Automotive	2%	1%

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margins are dependent on the mix of products sold, services provided and royalties earned. The following table presents the Company’s gross margin percentages for the three months ended March 31:

	Three Months Ended March 31,
	2005	2004
Semiconductor
ASIC revenue as a percentage of total semiconductor revenue	74.0%	68.3%
ASIC gross margin	66.5%	67.4%

ASP revenue as a percentage of total semiconductor revenue	26.0%	31.7%
ASP gross margin	54.2%	55.0%

Total semiconductor revenue as a percentage of total revenue	37.8%	45.2%
Total semiconductor gross margin	63.3%	63.5%

Licensing
Licensing revenue as a percentage of total revenue	62.2%	54.8%
Licensing gross margin	98.3%	99.1%

Total Gross Margin	85.1%	83.0%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,692,378 for the three months ended March 31, 2005, essentially unchanged from $1,695,368 for the same prior year period.  As a percentage of total revenues, sales and marketing expenses increased from 31.7% for the quarter ended March 31, 2004 to 32.2% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,182,069 for the three months ended March 31, 2005, essentially unchanged from $1,208,687 for the same prior year period. As a percentage of total revenues, research and development expenses were  22.6% for the quarter ended March 31, 2004, and 22.5% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,469,228 for the three months ended March 31, 2005 compared to $1,554,197 for the same prior year period, a decrease of $84,969 or 5.5%. The decrease is primarily attributable to a decrease in bad debt expense.  As a percentage of total revenues, G&A expenses decreased from 29.1% for the quarter ended March 31, 2004, to 28.0% for the same period this year.

Equity in Income of Investee

Equity in income of investee represents the Company’s proportionate share of profit from the CHS/SRS,LLC joint venture we entered into with Coming Home Studios. On September 23, 2004, the Company entered into a strategic alliance with Coming Home Studios LLC (“CHS”) to produce and sell concert DVDs featuring Duran Duran, Boz Scaggs, Godsmack and All Access, which include the Company’s Circle Surround technology. Profits from the distribution of the concert videos and related assets will be allocated and distributed in the following manner and order: (i) 100% to the Company until such time as the Company has received 130% of the $133,000 additional advance that the Company provided to the CHS/SRS, LLC to fund the Godsmack acoustical project; (ii) equally until the Company and CHS have each both received 1.75 times their original capital contributions; and thereafter (iii) 90% to CHS and 10% to the Company. The joint venture is accounted for using the equity method and profits are recognized following the guidance for equity method accounting. We recognize and accrue profits as we get sales and/or royalty reports. For the three months ended March 31, 2005, the profit recognized under the agreement was $77,332.

Other Income, Net

Other income, net, consists primarily of interest income, gain on sale of securities and foreign currency transaction gains and losses. Other income, net, was $147,932 for the three months ended March 31, 2005, compared to $237,450 for the same prior year period, a decrease of $89,518 or 37.7%. The decrease is primarily attributable to lower cash and investment balances in 2005 due to the company’s repurchase of treasury shares in 2004.

Provision for Income Taxes

The income tax expense for the three months ended March 31, 2005 was $124,202, compared to tax expense of $237,903 for the same prior year period, a decrease of $113,701 or 47.8%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings and taxes paid on profits in Hong Kong at the rate of 17.5%.  The lower tax expense in fiscal 2005 resulted from decreased taxable income in our foreign subsidiary.  In addition,  we benefited from the U.S. Japan tax treaty, which eliminated source-country withholdings on royalties. That treaty became effective on July 1, 2004.

Liquidity and Capital Resources

The Company’s principal source of liquidity to fund ongoing operations at March 31, 2005 consisted of cash, cash equivalents and long-term investments of $24,002,048. At March 31, 2005, the Company had cash and cash equivalents of $7,000,241 and long-term investments of $17,001,807. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA.

Net cash provided by operating activities was $102,978 and $449,695 during the three months ended March 31, 2005 and March 31, 2004, respectively. The decrease in our operating cash flows is primarily the result of an increase in accounts receivable associated with increased licensing activity.  Prepaids and other assets also increased in the quarter due to annual premiums associated with insurance.  Offsetting those increases, our inventories decreased $19,744 for the three months ended March 31, 2005 as opposed to an increase of $1,686 for the same period last year, as we sold through our existing inventory.  Our reserve for slow moving and obsolete inventory as a percentage of total inventory was 23.8% and 29.7% as of March 31, 2005 and December 31, 2004, respectively.  We monitor and analyze our inventory for obsolescence and adjust this reserve accordingly.  Our accounts payable increased $137,484 and decreased $557,042 during the three months ended March 31, 2005 and 2004, respectively.  Our accrued liabilities  increased $158,063  and $211,971 during the three months ended March 31, 2005 and 2004, respectively.  The changes in liability accounts generally relate to increases in professional fees, commissions and bonus and the timing of payments to vendors and employees.

Our net cash used for and provided by investing activities was $180,936 and $4,997,321 during the three months ended March 31, 2005 and March 31, 2004, respectively. The shift from net cash provided by investing activities during the quarter ended March 31, 2004, as compared to net cash used in investing activities during the quarter ended March 31, 2005, was attributable primarily to a $5,375,000 decrease in proceeds from sales of investments available for sale, $39,706 increase in cash used in expenditures related to patents and intangible assets, offset by $236,449 decrease in purchases of furniture, fixtures and equipment.

We expect expenditures related to patents and intangible assets to increase in the future consistent with the growth in our licensing business, as we continue to invest in the development of new technologies.

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

We conduct operations in a number of countries and are subject to risks of international operations, particularly in the People’s Republic of China (PRC) and other parts of Asia

We have significant operations in the PRC and other parts of Asia that require refinement to adapt to the changing market conditions in those regions. Our operations in Asia, and international operations in general, are subject to risks of unexpected changes in, or impositions of, legislative or regulatory requirements.

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

Our certificate of incorporation, bylaws, change in control agreements with officers and key employees,  as well as Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock

Our certificate of incorporation,  bylaws, change in control agreements with officers and key employees and Delaware law contain provisions that might enable our management to discourage, delay or prevent change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

Restatements

On May 10, 2005, management of the Company was advised by BDO Seidman, LLP, its independent registered public accounting firm (“BDO Seidman”), of the conclusion reached by it regarding the Company’s interim accounting for sales and marketing expenses related to trade shows.  This conclusion was reached in connection with BDO Seidman’s financial statement review procedures relating to the Company’s Quarterly Report on Form 10-Q for the first quarter of the year ending December 31, 2005 (“fiscal 2005”).  Commencing in the first quarter of the fiscal year ended December 31, 2004 (“fiscal 2004”), the Company began to capitalize and amortize trade show expenses incurred in the fiscal year to reflect the future economic benefits received during such fiscal year.  Management discussed the issue with the Audit Committee of the Company’s Board of Directors and BDO Seidman and was of the view that capitalization and amortization of trade show expenses was allowable.  As part of the first quarter fiscal 2005 review, BDO Seidman noted that trade show costs previously capitalized and amortized should have been treated as period expenses in fiscal 2004.  As a result, BDO Seidman expressed its view that (a) trade show costs previously capitalized and amortized during fiscal 2004 should have been treated as period expenses in fiscal 2004; (b) each of the Company’s quarterly reports previously filed in fiscal 2004 should be amended; and (c) no reliance should be placed on the previously issued fiscal 2004 quarterly financial statements.  We will restate our financial results for the quarters ended March 31, June 30, and September 30, 2004 to reflect adjustments to our previously reported financial information.  In addition, the Company’s annual report on Form 10-K for fiscal 2004 will be amended to reflect the restated quarterly results including the quarter ended December 31, 2004.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In the course of the evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer were advised by BDO Seidman that the Company’s improper interpretation of accounting literature with respect to interim accounting for sales and marketing expenses related to trade show expenses described above constituted a material weakness in our internal control over financial reporting.  Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the changes in internal controls over financial reporting recently implemented and described below, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

Changes in Internal Controls

In the course of BDO Seidman’s financial statement review procedures relating to this Quarterly Report on Form 10-Q, BDO Seidman advised the Company that the Company’s improper interpretation of accounting literature with respect to interim accounting for sales and marketing expenses related to trade show expenses described above constituted a deficiency in the Company’s internal controls and advised the Audit Committee that this internal control deficiency constitutes a reportable condition and a material weakness as defined in Statement on Auditing Standards No. 60.  As a result of this internal control deficiency, the Company has implemented more formal procedures regarding changes in accounting treatment and related communications with the Audit Committee and the Company’s independent registered public accounting firm.

The Company believes that these corrective actions, taken as a whole, will remediate the control deficiency identified above, but the Company will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

Except for the controls described above, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 6.  Exhibits

The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission as part of this Report.

Exhibit Number	Description
10.1	Separation Agreement dated as of August 9, 2004 by and between SRS Labs, Inc. and Theodore A. Franceschi.

10.2

Non-employee Director Compensation Policy adopted by the Company’s Board of Directors on January 28, 2005, previously filed with the Commission as Exhibit 10.5 to the Form 8-K filed with the Commission on February 3, 2005, which is incorporated herein by reference.

10.3

Form of Nonqualified Stock Option Agreement (with schedule of parties attached), previously filed with the Commission as Exhibit 10.1 to the Form 8-K filed with the Commission on April 4, 2005, which is incorporated herein by reference.

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

SRS LABS, INC., a Delaware corporation

Date: May 16, 2005	By:	/s/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2005	By:	/s/ JANET M. BISKI
Janet M. Biski
Chief Financial Officer
(Principal Financial and Accounting Officer)