Form 10-Q/A
period 2004-03-31
SRS LABS INC
filed 2005-05-18
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On May 10, 2005, management of SRS Labs, Inc. (the “Company”) was advised by BDO Seidman, LLP, its independent registered public accounting firm (“BDO Seidman”), of the conclusion reached by it regarding the Company’s interim accounting for sales and marketing expenses related to trade shows.  This conclusion was reached in connection with BDO Seidman’s financial statement review procedures relating to the Company’s Quarterly Report on Form 10-Q for the first quarter of the year ending December 31, 2005 (“fiscal 2005”).  Commencing in the first quarter of the fiscal year ended December 31, 2004 (“fiscal 2004”), the Company began to capitalize and amortize trade show expenses incurred in the fiscal year to reflect the future economic benefits received during such fiscal year.  Management discussed the issue with the Audit Committee of the Company’s Board of Directors and BDO Seidman and was of the view that capitalization and amortization of trade show expenses was allowable.  As part of the first quarter review, BDO Seidman noted that trade show costs previously capitalized and amortized should have been treated as period expenses in fiscal 2004.  As a result, BDO Seidman expressed its view that (a) trade show costs previously capitalized and amortized during fiscal 2004 should have been treated as period expenses in fiscal 2004; (b) each of the Company’s quarterly reports previously filed in fiscal 2004 should be restated; and (c) no reliance should be placed on the previously issued fiscal 2004 quarterly financial statements.

Acting on the recommendation of BDO Seidman, the Company has restated its financial statements for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004.  The Company is restating these unaudited quarterly financial statements principally to reflect trade show expenses as period expenses that are expensed as incurred.  This amended Quarterly Report on Form 10-Q/A principally restates prior reported results and includes additional disclosures in the appropriate period as a result of the change in accounting treatment for trade show expenses.  The restatement of our quarterly reports for fiscal 2004 has no impact on the Company’s consolidated net income for fiscal 2004 and does not affect the Company’s historical cash flows.  Accordingly, the consolidated financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2004 have not changed.  The Company has amended its Annual Report on Form 10-K for fiscal 2004 to restate the disclosures of previously reported unaudited quarterly results as a result of the change of accounting treatment for trade show expenses.

In addition, in the course of BDO Seidman’s financial statement review procedures relating to the Company’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2005, BDO Seidman advised the Company that the Company’s decision to capitalize and amortize tradeshow expenses during fiscal 2004 constituted a deficiency in the Company’s internal controls and advised the Audit Committee that this internal control deficiency constitutes a reportable condition and a material weakness as defined in Statement on Auditing Standards No. 60. As a result of this internal control deficiency, the Company has implemented more formal procedures regarding changes in accounting treatment and related communications with the Audit Committee and the Company’s independent registered public accounting firm.

This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1, 2 and 4 and Part II, Item 6. Except as identified in the prior sentence, no other item included in the original Form 10-Q has been amended, and such items shall remain in effect as of the filing date of the original Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or discussion of any other developments at the Company subsequent to its original filing.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SRS LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited) (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$20,392,955	$12,795,620
Accounts receivable, net	783,960	1,230,423
Inventories, net	714,298	753,020
Prepaid expenses and other current assets	1,020,980	1,073,696
Deferred income taxes	23,406	23,406

Total Current Assets	22,935,599	15,876,165

Investments available for sale	5,339,428	10,490,210
Furniture, fixtures & equipment, net	1,750,476	1,661,980
Goodwill, net	533,031	533,031
Intangible assets, net	2,711,664	2,736,810
Deferred income taxes	209,673	193,134

Total Assets	$33,479,871	$31,491,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$946,809	$1,503,851
Accrued liabilities	1,817,275	1,606,069
Income taxes payable	538,000	430,949

Total Current Liabilities	3,302,084	3,540,869

Commitments and contingencies

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 14,255,893 and 13,682,282 shares issued; and 14,030,593 and 13,456,982 shares outstanding at March 31, 2004 and December 31, 2003, respectively	14,256	13,683
Additional paid in capital	60,586,595	58,423,249
Accumulated other comprehensive loss	(248,408)	(336,346)
Accumulated deficit	(29,456,055)	(29,431,524)
Treasury stock at cost, 225,300 shares at March 31, 2004 and at December 31, 2003	(718,601)	(718,601)

Total Stockholders’ Equity	30,177,787	27,950,461

Total Liabilities and Stockholders’ Equity	$33,479,871	$31,491,330

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Restated)
Revenues:
Semiconductor	$2,415,718	$1,764,080
Licensing	2,927,327	2,706,294
Total revenues	5,343,045	4,470,374

Cost of sales	908,871	669,568

Gross margin	4,434,174	3,800,806

Operating expenses:
Sales and marketing	1,695,368	1,352,490
Research and development	1,208,687	1,081,215
General and administrative	1,554,197	1,314,610

Total operating expenses	4,458,252	3,748,315

Income (loss) from operations	(24,078)	52,491

Other income, net	237,450	164,126
Minority interest	—	5,430

Income before income tax expense	213,372	222,047

Income tax expense	237,903	179,513

Net income (loss)	$(24,531)	$42,534

Net income per common share:

Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Weighted average shares used in the calculation of net income per common share:
Basic	13,746,521	12,798,238

Diluted	16,679,373	12,983,526

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)

			Additional	Accumulated Other				Comprehensive Income
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury		for the Periods
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total	Ended

BALANCE, Dec. 31, 2003	13,456,982	$13,683	$58,423,249	$(336,346)	$(29,431,524)	$(718,601)	$27,950,461
Proceeds from exercise of stock options	573,611	573	2,149,746	—	—	—	2,150,319
Deferred stock option compensation	—	—	13,600	—	—	—	13,600
Unrealized gain on investments available for sale, net of tax	—	—	—	87,938	—	—	87,938	87,938
Net loss	—	—	—	—	(24,531)	—	(24,531)	(24,531)

BALANCE, March 31, 2004	14,030,593	$14,256	$60,586,595	$(248,408)	$(29,456,055)	$(718,601)	$30,177,787	$63,407

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Restated)
Cash Flows From Operating Activities:
Net income (loss)	$(24,531)	$42,534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	310,867	286,115
Minority interest	—	(5,430)
Provision for doubtful accounts	69,603	(8,804)
Provision for obsolete inventory	(67,977)	27,108
Deferred taxes	(16,539)	2,308
Amortization on premium on investments available for sale	3,094	—
Increase in deferred stock option compensation	13,600	18,236
Loss on disposition of furniture, fixtures and equipment	31	—
Impairment on intangible assets	3,431	—
Changes in operating assets and liabilities:
Accounts receivable	376,860	162,943
Inventories	106,698	(74,819)
Prepaid expenses and other current assets	52,716	54,572
Accounts payable	(557,042)	(195,427)
Accrued liabilities	211,205	(632,510)
Income taxes payable	107,051	(17,724)

Net cash provided by (used in) operating activities	589,069	(340,898)

Cash Flows From Investing Activities:
Purchase of furniture, fixtures & equipment	(273,889)	(120,843)
Purchase of investments available for sale	—	(10,539,580)
Proceeds from sale of investments available for sale	5,235,626	8,545,113
Expenditures related to patents and intangible assets	(103,790)	(52,008)

Net cash provided by (used in) investing activities	4,857,947	(2,167,318)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,150,319	13,125

Net cash provided by financing activities	2,150,319	13,125

Net Increase (Decrease) in Cash and Cash Equivalents	7,597,335	(2,495,091)
Cash and Cash Equivalents, Beginning of Period	12,795,620	15,720,860

Cash and Cash Equivalents, End of Period	$20,392,955	$13,225,769

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$211,961	$209,491
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized gain (loss) on investments, net	$87,938	$(85,214)
Issuance of Common stock for minority interest	$—	$960,012

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

Semiconductor:  Through SRS Labs, Inc.’s wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”), the semiconductor segment develops, designs and markets custom and standard technology solutions in the form of analog, digital signal processors (“DSPs”), mixed signal, application specific integrated circuits (“ASICs”) or other imbedded custom semiconductor designs to OEMs, primarily in the Asia Pacific region.

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

2.                                      Restatement

On May 13, 2005, the Company filed a Current Report on Form 8-K announcing that an error had been identified relating to accounting for sales and marketing expenses related to trade shows.  This conclusion was reached in connection with BDO Seidman, LLP’s, the Company’s independent registered public accounting firm (“BDO Seidman”), financial statement review procedures relating to the Company’s Quarterly Report on Form 10-Q for the first quarter of the year ending December 31, 2005 (“fiscal 2005”).

The accounting issue relates to an interpretation of Accounting Principles Board Opinion No. 28 (“APB 28”), “Interim Financial Reporting.” Commencing in the first quarter of fiscal 2004, the Company began to capitalize and amortize trade show expenses incurred in the fiscal year to reflect the future economic benefits received during such fiscal year.  Management discussed the issue with the Audit Committee of the Company’s Board of Directors and BDO Seidman and was of the view that capitalization and amortization of trade show expenses was allowable.  As part of its review of the unaudited quarterly financial statements for the first quarter of fiscal 2005, BDO Seidman noted that trade show costs previously capitalized and amortized should have been treated as period expenses in the fiscal year ended December 31, 2004 (“fiscal 2004”).  As a result, BDO Seidman expressed its view that (a) trade show costs previously capitalized and amortized during fiscal 2004 should have been treated as period expenses in fiscal 2004; (b) each of the Company’s quarterly reports previously filed in fiscal 2004 should be restated; and (c) no reliance should be placed on the previously issued fiscal 2004 quarterly financial statements.

Acting on the recommendation of BDO Seidman, management of the Company determined that the previously issued financial statements contained in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 should be restated to correct errors in those financial statements.  Consequently, the condensed consolidated financial statements for the first quarter of 2004 are restated in this Form 10-Q/A.  These restated condensed consolidated financial statements reflect an adjustment to account for trade show expenses as period expenses.  The adjustment results in a $159,460 increase in sales and marketing expense for the first fiscal quarter of 2004.   The restatement has no impact on the Company’s consolidated net income for fiscal 2004 and does not affect the Company’s historical cash flow.

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

4.                                      Goodwill and Intangible Assets

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

5.                                      Investments Available for Sale

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

Basic and diluted net income per share computed in accordance with SFAS 128 for the three months ended March 31, are as follows:

	For the three months ended March 31,
	2004	2003
	(Restated)
BASIC EPS
Net income (loss)	$(24,531)	$42,534
Denominator: weighted average common shares outstanding	13,746,521	12,798,238
Net income per share-basic	$0.00	$0.00

DILUTED EPS
Net income (loss)	$(24,531)	$42,534
Denominator: weighted average common shares outstanding	13,746,521	12,798,238
Common equivalent shares outstanding:
Options	2,932,852	185,288
Total diluted shares	16,679,373	12,983,526
Net income per share-diluted	$0.00	$0.00

There were 40,000 and 4,237,038 potentially dilutive options outstanding for the quarters ending March 31, 2004 and 2003, respectively, that were not included in the table above because they would be anti-dilutive.

9.                                      Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.” Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three months ended March 31, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings per share would have been decreased to the pro forma amounts indicated below:

	For the three months ended March 31,
	2004	2003
	(Restated)
Net income (loss) (attributable to common shareholders)—as reported	$(24,531)	$42,534
Add: stock based employee compensation expense included in reported net income, net of tax effect	8,160	10,942
Less fair value of stock-based employee compensation expense	(393,669)	(528,674)
Net loss (attributable to common shareholder)—pro forma	$(410,040)	$(475,198)
Net income (loss) per share:
Basic, as reported	$0.00	$0.00
Basic, pro forma	$(0.03)	$(0.04)
Diluted, as reported	$0.00	$0.00
Diluted, pro forma	$(0.02)	$(0.04)

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

13.                               Recent Accounting Pronouncements

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

Semiconductor:  Through SRS Labs, Inc.’s wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”), the semiconductor segment develops, designs and markets custom and standard technology solutions in the form of analog, digital signal processors (“DSPs”), mixed signal, application specific integrated circuits (“ASICs”) or other imbedded custom semiconductor designs to OEMs, primarily in the Asia Pacific region.

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

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,695,368 for the three months ended March 31, 2004 compared to $1,352,490 for the same prior year period, an increase of $342,878 or 25.4%. The net increase in sales and marketing expenses for the three months ended March 31, 2004 is attributable primarily to investments in branding and promotion of our technologies and products in new markets designed to increase future revenues and co-promotional activities with our licensees.  As a percentage of total revenues, sales and marketing expenses increased from 30.3% for the quarter ended March 31, 2003, to 31.7% for the same period this year.

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

Income (Loss) From Operations

For the quarter ended March 31, 2004 there was a loss from operations of $24,078 as opposed to income from operations of $52,491 in the same quarter last year.  The decrease of $76,569 is due to an increase in gross profit of $633,368, offset by an increase in sales and marketing, research and development and general and administrative expenses of $709,937.

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

Item 4.  Controls and Procedures

Restatements

On May 10, 2005, management of the Company was advised by BDO Seidman, LLP, its independent registered public accounting firm (“BDO Seidman”), of the conclusion reached by it regarding the Company’s interim accounting for sales and marketing expenses related to trade shows.  This conclusion was reached in connection with BDO Seidman’s financial statement review procedures relating to the Company’s Quarterly Report on Form 10-Q for the first quarter of the year ending December 31, 2005 (“fiscal 2005”).  Commencing in the first quarter of the fiscal year ended December 31, 2004 (“fiscal 2004”), the Company began to capitalize and amortize trade show expenses incurred in the fiscal year to reflect the future economic benefits received during such fiscal year.  Management discussed the issue with the Audit Committee of the Company’s Board of Directors and BDO Seidman and was of the view that capitalization and amortization of trade show expenses was allowable.  As part of the first quarter review, BDO Seidman noted that trade show costs previously capitalized and amortized should have been treated as period expenses in fiscal 2004.  As a result, BDO Seidman expressed its view that (a) trade show costs previously capitalized and amortized during fiscal 2004 should have been treated as period expenses in fiscal 2004; (b) each of the Company’s quarterly reports previously filed in fiscal 2004 should be amended; and (c) no reliance should be placed on the previously issued fiscal 2004 quarterly financial statements.  We restated our financial results for the quarters ended March 31, June 30, and September 30, 2004 to reflect adjustments to our previously reported financial information.  In addition, the Company’s annual report on Form 10-K for fiscal 2004 has been amended to reflect such quarterly results including the quarter ended December 31, 2004.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report in connection with the filing of its initial Quarterly Report on Form 10-Q based upon the information available at that time and concluded that the Company’s disclosure controls and procedures were effective. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

Subsequent to that evaluation, in connection with the restatements described above, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. In the course of BDO Seidman’s financial review procedures relating to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, our Chief Executive Officer and Chief Financial Officer were advised by BDO Seidman that the Company’s improper interpretation of accounting literature with respect to interim accounting for sales and marketing expenses related to trade show expenses described above constituted a material weakness in our internal control over financial reporting.  Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report.

In connection with this amended Quarterly Report on Form 10-Q/A, under the direction of our Chief Executive Officer and Chief Financial Officer, we have re-evaluated our disclosure controls and procedures as currently in effect, including the changes in internal controls over financial reporting described below, and we have concluded that, as of the date of this amended Quarterly Report on Form 10-Q/A, our disclosure controls and procedures are effective.

Changes in Internal Controls

In the course of BDO Seidman’s financial statement review procedures relating to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, BDO Seidman advised the Company that the Company’s improper interpretation of accounting literature with respect to interim accounting for sales and marketing expenses related to trade show expenses described above constituted a deficiency in the Company’s internal controls and advised the Audit Committee that this internal control deficiency constitutes a reportable condition and a material weakness as defined in Statement on Auditing Standards No. 60.  As a result of this internal control deficiency, the Company has implemented more formal procedures regarding changes in accounting treatment and related communications with the Audit Committee and the Company’s independent registered public accounting firm.

The Company believes that these corrective actions, taken as a whole, will remediate the control deficiency identified above, but the Company will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

As previously reported, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2005, we took the remedial actions described above.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC., a Delaware corporation

Date: May 17, 2005	By:	/s/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2005	By:	/s/ JANET M. BISKI
Janet M. Biski
Chief Financial Officer
(Principal Financial and Accounting Officer)