Form 10-Q/A
period 2004-06-30
SRS LABS INC
filed 2005-05-18
CIK 1016470

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SRS LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited) (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$21,297,168	$12,795,620
Accounts receivable, net	1,302,283	1,230,423
Inventories, net	783,990	753,020
Prepaid expenses and other current assets	1,141,638	1,073,696
Deferred income taxes	23,406	23,406

Total Current Assets	24,548,485	15,876,165

Investments available for sale	5,148,343	10,490,210
Furniture, fixtures and equipment, net	1,853,928	1,661,980
Goodwill	533,031	533,031
Intangible assets, net	2,736,651	2,736,810
Deferred income taxes	213,262	193,134

Total Assets	$35,033,700	$31,491,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,387,929	$1,503,851
Accrued liabilities	1,873,690	1,606,069
Income taxes payable	688,130	430,949

Total Current Liabilities	3,949,749	3,540,869

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 14,438,747 and 13,682,282 shares issued; and 14,213,447 and 13,456,982 shares outstanding at June 30, 2004 and December 31, 2003, respectively	14,439	13,683
Additional paid-in capital	61,450,865	58,423,249
Accumulated other comprehensive loss	(436,399)	(336,346)
Accumulated deficit	(29,226,353)	(29,431,524)
Treasury stock at cost, 225,300 shares at June 30, 2004 and December 31, 2003	(718,601)	(718,601)

Total Stockholders’ Equity	31,083,951	27,950,461

Total Liabilities and Stockholders’ Equity	$35,033,700	$31,491,330

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Revenues:
Semiconductor	$2,932,495	$2,513,320	$5,348,213	$4,277,400
Licensing	2,485,404	2,012,526	5,412,731	4,718,820
Total revenues	5,417,899	4,525,846	10,760,944	8,996,220

Cost of sales	1,086,440	900,565	1,995,311	1,570,133

Gross margin	4,331,459	3,625,281	8,765,633	7,426,087

Operating expenses:
Sales and marketing	1,260,067	1,271,097	2,955,435	2,623,587
Research and development	1,144,926	970,123	2,353,613	2,051,338
General and administrative	1,484,299	1,210,033	3,038,496	2,524,643

Total operating expenses	3,889,292	3,451,253	8,347,544	7,199,568

Income from operations	442,167	174,028	418,089	226,519

Other income, net	98,774	118,604	336,224	282,730
Minority interest	—	—	—	5,430

Income before income tax expense	540,941	292,632	754,313	514,679

Income tax expense	311,239	326,514	549,142	506,027

Net income (loss)	$229,702	$(33,882)	$205,171	$8,652

Net income per common share:

Basic	$0.02	$0.00	$0.01	$0.00

Diluted	$0.01	$0.00	$0.01	$0.00

Weighted average shares used in the calculation of net income per common share:
Basic	14,175,127	12,993,305	13,960,824	12,896,338

Diluted	15,348,428	12,993,305	16,267,317	13,142,519

 See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)

				Accumulated				Comprehensive
			Additional	Other				Income
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury		for the Periods
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total	Ended

BALANCE, Dec. 31, 2003	13,456,982	$13,683	$58,423,249	$(336,346)	$(29,431,524)	$(718,601)	$27,950,461	$—
Proceeds from exercise of stock options	573,611	573	2,149,746	—	—	—	2,150,319	—
Deferred stock option compensation	—	—	13,600	—	—	—	13,600	—
Unrealized gain on investments available for sale, net of tax	—	—	—	87,938	—	—	87,938	87,938
Net loss	—	—	—	—	(24,531)	—	(24,531)	(24,531)

BALANCE, March 31, 2004	14,030,593	$14,256	$60,586,595	$(248,408)	$(29,456,055)	$(718,601)	$30,177,787	$63,407
Proceeds from exercise of stock options	182,854	183	837,669	—	—	—	837,852	—
Deferred stock option compensation	—	—	26,601	—	—	—	26,601	—
Unrealized loss on investments available for sale, net of tax	—	—	—	(187,991)	—	—	(187,991)	(187,991)

Net income	—	—	—	—	229,702	—	229,702	229,702

BALANCE, June 30, 2004	14,213,447	$14,439	$61,450,865	$(436,399)	$(29,226,353)	$(718,601)	$31,083,951	$105,118

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(Restated)
Cash Flows From Operating Activities:
Net income	$205,171	$8,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	622,288	561,519
Minority interest	—	(5,430)
Provision (Benefit) for doubtful accounts	84,564	(3,894)
(Benefit) Provision for obsolete inventory	(57,451)	17,541
Deferred taxes	(20,128)	(10,769)
Amortization of premium on investments available for sale	6,188	—
Increase in deferred stock option compensation	40,201	36,472
Loss on disposition of furniture, fixtures and equipment	31	—
Impairment on intangible assets	3,431	—
Changes in operating assets and liabilities:
Accounts receivable	(156,424)	147,834
Inventories	26,481	(82,953)
Prepaid expenses and other current assets	(67,942)	35,782
Accounts payable	(115,922)	(8,978)
Accrued liabilities	267,620	(590,213)
Income taxes payable	257,181	109,199

Net cash provided by operating activities	1,095,289	214,762

Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(569,688)	(212,932)
Purchase of investments available for sale	—	(15,754,116)
Proceeds from sale of investments available for sale	5,235,626	16,862,523
Expenditures related to patents and intangible assets	(247,850)	(95,807)

Net cash provided by investing activities	4,418,088	799,668

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,988,171	52,146

Net cash provided by financing activities	2,988,171	52,146

Net Increase in Cash and Cash Equivalents	8,501,548	1,066,576
Cash and Cash Equivalents, Beginning of Period	12,795,620	15,720,860

Cash and Cash Equivalents, End of Period	$21,297,168	$16,787,436

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$360,741	$379,581
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized loss on investments, net	$(100,053)	$(92,818)
Issuance of Common stock for minority interest	$—	$960,012

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

Acting on the recommendation of BDO Seidman, management of the Company determined that the previously issued financial statements contained in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 should be restated to correct errors in those financial statements.  Consequently, the condensed consolidated financial statements for the second quarter of 2004 are restated in this Form 10-Q/A.  These restated condensed consolidated financial statements reflect an adjustment to account for trade show expenses as period expenses.  The adjustment results in an $18,391 and $177,851 increase in sales and marketing expense for the three and six months ended June 2004, respectively.   The restatement has no impact on the Company’s consolidated net income for fiscal 2004 and does not affect the Company’s historical cash flow.

The principal effects of this adjustment on the accompanying condensed consolidated financial statements is as follows:

	Condensed Consolidated Balance Sheet June 30, 2004
	As restated	As previously reported

Prepaid expenses and other current assets	$1,141,638	$1,319,489
Total Current Assets	24,548,485	24,726,336
Total Assets	35,033,700	35,211,551

Accumulated deficit	(29,226,353)	(29,048,502)
Total Stockholders’ Equity	31,083,951	31,261,802
Total Liabilities and Stockholders’ Equity	$35,033,700	$35,211,551

	Condensed Consolidated Statement of Operations for the three months ended June 30, 2004		Condensed Consolidated Statement of Operations for the six months ended June 30, 2004
	As restated	As previously reported	As restated	As previously reported

Increase in sales and marketing expenses	$18,391	$—	$177,851	$—
Total operating expenses	3,889,292	3,870,901	8,347,544	8,169,693
Income from operations	442,167	460,558	418,089	595,940
Income before income tax expense	540,941	559,332	754,313	932,164
Net income	229,702	248,093	205,171	383,022
Net income per common share:

Basic	$0.02	$0.02	$0.01	$0.03

Diluted	$0.01	$0.02	$0.01	$0.02

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

Goodwill and intangible assets consist of the following:

	June 30,	December 31,
	2004	2003
Goodwill	$533,031	$533,031
Patents	1,881,168	1,760,236
Accumulated amortization	(804,536)	(739,792)
Patents, net	1,076,632	1,020,444
Other intangibles	6,014,485	5,893,229
Accumulated amortization	(4,354,466)	(4,176,863)
Other intangibles, net (including software development costs — see note 2)	1,660,019	1,716,366
Goodwill and intangible assets, net	$3,269,682	$3,269,841

Amortization periods range from three to eleven years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Patents	$23,929	$35,913	$64,744	$70,926
Other intangibles	95,144	57,477	177,603	122,928
Total amortization expense	$119,073	$93,390	$242,347	$193,854

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

5.             Investments Available for Sale

The Company has classified its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table summarizes the Company’s investment securities available for sale:

	June 30,	December 31,
	2004	2003

Cost	$5,503,440	$10,745,254
Unrealized loss	(355,097)	(255,044)
Estimated fair value	$5,148,343	$10,490,210

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	June 30, 2004		December 31, 2003
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. Government securities available for sale:
Due in one to five years	$5,503,440	$5,148,343	$10,745,254	$10,490,210

The following table summarizes sales of available for sale securities for the three months and six months ended June 30, 2004 and 2003. Specific identification was used to determine costs in computing realized gains or losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Proceeds from sale	$—	$8,317,410	$5,235,626	$16,862,523
Realized gains	—	2,550	139,375	33,836

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

Basic and diluted net income per share computed in accordance with SFAS 128 for the three months and six months ended June 30, 2004 are as follows:

	For the three months		For the six months
	ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
BASIC EPS
Net income (loss)	$229,702	$(33,882)	$205,171	$8,652
Denominator: weighted average common shares outstanding	14,175,127	12,993,305	13,960,824	12,896,338
Net income per share—basic	$0.02	$0.00	$0.01	$0.00
DILUTED EPS
Net income (loss)	$229,702	$(33,882)	$205,171	$8,652
Denominator: weighted average common shares outstanding	14,175,127	12,993,305	13,960,824	12,896,338
Common equivalent shares outstanding:

Options	1,173,301	—	2,306,493	246,181
Total diluted shares	15,348,428	12,993,305	16,267,317	13,142,519
Net income per share—diluted	$0.01	$0.00	$0.01	$0.00

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Net income (loss) (attributable to common shareholder) — as reported	$229,702	$(33,882)	$205,171	$8,652
Add: stock based employee compensation expense included in reported net income, net of tax effect	15,715	18,236	23,875	36,472
Less fair value of stock-based employee compensation expense	(441,215)	(593,085)	(834,883)	(1,107,950)
Net loss (attributable to common shareholder) - pro forma	$(195,798)	$(608,731)	$(605,837)	$(1,062,826)
Net income (loss) per share:
Basic, as reported	$0.02	$0.00	$0.01	$0.00
Basic, pro forma	$(0.01)	$(0.05)	$(0.04)	$(0.08)
Diluted, as reported	$0.01	$0.00	$0.01	$0.00
Diluted, pro forma	$(0.01)	$(0.05)	$(0.04)	$(0.08)

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

The Company has contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies the expected contractual obligations and commitments subsequent to December 31, 2003:

		Facility-Related	Office
Year ending December 31,	Facility	Party	Equipment	Total
2004	$138,333	$210,600	$10,504	$359,437
2005	145,250	87,750	7,030	240,030
2006	159,083	—	6,534	165,617
2007	—	—	6,534	6,534
2008	—	—	2,995	2,995
	$442,666	$298,350	$33,597	$774,613

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

12.          Segment Information

The Company operates two business segments —semiconductors and licensing.  In 2003, the Company reported its revenues in the following five segments: licensing; semiconductors; component distribution; product sales; and Internet and broadcast.  In 2004, the Company decided to reduce its segments because the revenue attributable to the discontinued segments were not material compared to revenues relating to semiconductors and licensing.  Segment information for the 2003 segments has been restated to conform to the current year presentation.  Revenue from the component distribution segment is now reported in the semiconductor segment and revenues from product sales and Internet and broadcast segments are now reported in the licensing segment. The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments:

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

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were essentially unchanged at $1,260,067 for the three months ended June 30, 2004 compared to $1,271,097 for the same prior year period.  As a percentage of total revenues, sales and marketing expenses decreased from 28.1% for the quarter ended June 30, 2003 to 23.3% for the same period this year.

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

Income From Operations

Income from operations increased by $268,140 to $442,168 for the quarter ended June 30, 2004, as compared to $174,028 for the quarter ended June 30, 2003.  The increase in income from operations is due to an increase in revenue, partially offset by an increase in operating expenses.

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

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $2,955,435 for the six months ended June 30, 2004 compared to $2,623,587 for the same prior year period, an increase of $331,848 or 12.7%. The net increase in sales and marketing expenses for the six months ended June 30, 2004 is primarily attributable to increased promotion costs associated with higher licensing revenue and investments in branding and promotion of our technologies in new markets designed to increase future revenues. As a percentage of total revenues, sales and marketing expenses decreased from 29.2% for the six months ended June 30, 2003, to 27.5% for the same period this year.

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

Income From Operations

Income from operations increased by $191,570 to $418,089 for the six months ended June 30, 2004, as compared to income from operations of $226,519 for the same period last year.  The increase in income from operations is due to an increase in revenue, partially offset by an increase in operating expenses.

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

As previously reported, there was no change in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2005, we took the remedial actions described above.

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