Form 10-Q/A
period 2004-09-30
SRS LABS INC
filed 2005-05-18
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-21123

SRS LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0714264
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

                 Acting on the recommendation of BDO Seidman, the Company has restated its financial statements for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004.  The Company is restating these unaudited quarterly financial statements principally to reflect trade show expenses as period expenses that are expensed as incurred.  This amended Quarterly Report on Form 10-Q/A principally restates prior reported results and includes additional disclosures in the appropriate period as a result of the change in accounting treatment for trade show expenses. The restatement of our quarterly reports for fiscal 2004 has no impact on the Company’s consolidated net income for fiscal 2004 and does not affect the Company’s historical cash flows. Accordingly, the consolidated financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2004 have not changed. The Company has amended its Annual Report on Form 10-K for fiscal 2004 to restate the disclosures of previously reported unaudited quarterly results as a result of change of accounting treatment for trade show expenses.

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

For the Period Ended September 30, 2004

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
	(Unaudited)
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$16,020,285	$12,795,620
Accounts receivable, net	1,258,982	1,230,423
Inventories, net	767,006	753,020
Prepaid expenses and other current assets	880,931	1,073,696
Deferred income taxes	23,406	23,406

Total Current Assets	18,950,610	15,876,165

Investments available for sale	10,281,176	10,490,210
Investment in LLC	2,025,626	—
Furniture, fixtures and equipment, net	1,956,784	1,661,980
Goodwill	533,031	533,031
Intangible assets, net	2,748,289	2,736,810
Deferred income taxes	213,647	193,134

Total Assets	$36,709,163	$31,491,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,481,449	$1,503,851
Accrued liabilities	2,218,691	1,606,069
Income taxes payable	538,751	430,949

Total Current Liabilities	4,238,891	3,540,869

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized;14,626,922 and 13,682,282 shares issued; and 14,367,965 and 13,456,982 shares outstanding at September 30, 2004 and December 31, 2003, respectively	14,627	13,683
Additional paid-in capital	62,058,625	58,423,249
Accumulated other comprehensive loss	(297,523)	(336,346)
Accumulated deficit	(28,422,395)	(29,431,524)
Treasury stock at cost, 258,957 and 225,300 shares at September 30, 2004 and December 31, 2003 respectively	(883,062)	(718,601)

Total Stockholders’ Equity	32,470,272	27,950,461

Total Liabilities and Stockholders’ Equity	$36,709,163	$31,491,330

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Revenues:
Semiconductor	$3,644,298	$2,966,923	$8,992,511	$7,244,323
Licensing	2,727,861	1,919,471	8,140,592	6,638,291
Total revenues	6,372,159	4,886,394	17,133,103	13,882,614

Cost of sales:
Semiconductor	1,320,855	1,226,407	3,269,622	2,750,437
Licensing	100,342	16,029	146,886	62,132
Total cost of sales	1,421,197	1,242,436	3,416,508	2,812,569

Gross margin	4,950,962	3,643,958	13,716,595	11,070,045

Operating expenses:
Sales and marketing	1,305,349	1,216,568	4,260,784	3,840,155
Research and development	1,266,606	1,032,100	3,620,219	3,083,438
General and administrative	1,452,236	1,143,930	4,490,732	3,668,573

Total operating expenses	4,024,191	3,392,598	12,371,735	10,592,166

Income from operations	926,771	251,360	1,344,860	477,879

Other income, net	118,908	131,925	455,132	414,655
Minority interest	—	—	—	5,430

Income before income tax expense	1,045,679	383,285	1,799,992	897,964

Income tax expense	241,721	264,459	790,863	770,486

Net income	$803,958	$118,826	$1,009,129	$127,478

Net income per common share:

Basic	$0.06	$0.01	$0.07	$0.01

Diluted	$0.05	$0.01	$0.06	$0.01

Weighted average shares used in the calculation of net income per common share:
Basic	14,278,589	13,076,315	14,045,162	12,956,971

Diluted	15,395,792	14,730,290	15,991,331	13,729,676

 See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)

				Accumulated				Comprehensive
			Additional	Other				Income
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury		for the Periods
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total	Ended
BALANCE, Dec. 31, 2003	13,456,982	$13,683	$58,423,249	$(336,346)	$(29,431,524)	$(718,601)	$27,950,461	$—
Proceeds from exercise of stock options	573,611	573	2,149,746	—	—	—	2,150,319	—
Deferred stock option compensation	—	—	13,600	—	—	—	13,600	—
Unrealized gain on investments available for sale, net of tax	—	—	—	87,938	—	—	87,938	87,938
Net loss	—	—	—	—	(24,531)	—	(24,531)	(24,531)

BALANCE, March 31, 2004	14,030,593	$14,256	$60,586,595	$(248,408)	$(29,456,055)	$(718,601)	$30,177,787	$63,407
Proceeds from exercise of stock options	182,854	183	837,669	—	—	—	837,852	—
Deferred stock option compensation	—	—	26,601	—	—	—	26,601	—
Unrealized loss on investments available for sale, net of tax	—	—	—	(187,991)	—	—	(187,991)	(187,991)

Net income	—	—	—	—	229,702	—	229,702	229,702

BALANCE, June 30, 2004	14,213,447	$14,439	$61,450,865	$(436,399)	$(29,226,353)	$(718,601)	$31,083,951	$105,118
Proceeds from exercise of stock options	154,518	188	581,568	—	—	—	581,756	—
Deferred stock option compensation	—	—	26,192	—	—	—	26,192	—
Treasury stock	—	—	—	—	—	(164,461)	(164,461)	—
Unrealized gain on investments available for sale, net of tax	—	—	—	138,876	—	—	138,876	138,876
Net income	—	—	—	—	803,958	—	803,958	803,958

BALANCE, Sept. 30, 2004	14,367,965	$14,627	$62,058,625	$(297,523)	$(28,422,395)	$(883,062)	$32,470,272	$1,047,952

See accompanying notes to the condensed interim consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(Restated)
Cash Flows From Operating Activities:
Net income	$1,009,129	$127,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	966,692	833,508
Minority interest	—	(5,430)
Provision for doubtful accounts	153,859	21,410
(Benefit) Provision for obsolete inventory	(44,600)	39,453
Deferred taxes	(20,513)	(22,820)
Amortization of premium on investments available for sale	5,981	—
Increase in deferred stock option compensation	66,393	54,708
Loss on disposition of furniture, fixtures and equipment	6,791	—
Impairment on intangible assets	12,163	—
Changes in operating assets and liabilities:
Accounts receivable	(182,417)	(102,874)
Inventories	30,612	(180,887)
Prepaid expenses and other current assets	192,765	(144,923)
Accounts payable	(22,402)	153,707
Accrued liabilities	612,623	(1,143,468)
Income taxes payable	107,802	250,634

Net cash provided by (used in) operating activities	2,894,878	(119,504)

Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(874,737)	(396,161)
Proceeds from sales of furniture, fixtures and equipment	550	—
Purchase of investments available for sale	—	(5,232,533)
Proceeds from sale of investments available for sale	241,876	1,108,407
Investment in LLC	(2,025,626)	—
Expenditures related to patents and intangible assets	(417,742)	(175,649)

Net cash used in investing activities	(3,075,679)	(4,695,936)

Cash Flows From Financing Activities:
Purchase of treasury stock	(164,461)	—
Proceeds from exercise of stock options	3,569,927	385,529

Net cash provided by financing activities	3,405,466	385,529

Net Increase (Decrease) in Cash and Cash Equivalents	3,224,665	(4,429,911)
Cash and Cash Equivalents, Beginning of Period	12,795,620	15,720,860

Cash and Cash Equivalents, End of Period	$16,020,285	$11,290,949

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$456,600	$469,928
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized gain on investments, net	$38,823	$(67,082)
Issuance of Common stock for minority interest	$—	$960,012

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

Acting on the recommendation of BDO Seidman, management of the Company determined that the previously issued financial statements contained in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 should be restated to correct errors in those financial statements.  Consequently, the condensed consolidated financial statements for the third quarter of 2004 are restated in this Form 10-Q/A.  These restated condensed consolidated financial statements reflect an adjustment to account for trade show expenses as period expenses.  The adjustment results in a decrease of $66,954 and an increase of $110,897 in sales and marketing expense for the three and nine

months ended September 30, 2004, respectively.   The restatement has no impact on the Company’s consolidated net income for fiscal 2004 and does not affect the Company’s historical cash flow.

The principal effects of this adjustment on the accompanying condensed consolidated financial statements is as follows:

	Condensed Consolidated Balance Sheet
	September 30, 2004
		As previously
	As restated	reported

Prepaid expenses and other current assets	$880,931	$991,828
Total Current Assets	18,950,610	19,061,507
Total Assets	36,709,163	36,820,060

Accumulated deficit .	(28,422,395)	(28,311,498)
Total Stockholders’ Equity	32,470,272	32,581,169
Total Liabilities and Stockholders’ Equity	$36,709,163	$36,820,060

	Condensed Consolidated		Condensed Consolidated
	Statement of Operations		Statement of Operations
	for the three months ended		for the nine months ended
	September 30, 2004		September 30, 2004
		As		As
	As	previously	As	previously
	restated	reported	restated	reported

(Decrease) increase in sales and marketing expenses	$(66,954)	$—	$110,897	$—
Total operating expenses	4,024,191	4,091,145	12,371,735	12,260,838
Income from operations	926,771	859,817	1,344,860	1,455,757
Income before income tax expense	1,045,679	978,725	1,799,992	1,910,889
Net income	803,958	737,004	1,009,129	1,120,026
Net income per common share:
Basic.	$0.06	$0.05	$0.07	$0.08
Diluted	$0.05	$0.05	$0.06	$0.07

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)		(Restated)

Net income (attributable to common shareholder) — as reported	$803,958	$118,826	$1,009,129	$127,478
Add: stock based employee compensation expense included in reported net income, net of 40% tax effect	15,715	18,236	39,590	54,708
Less fair value of stock-based employee compensation expense	(380,894)	(563,564)	(1,215,778)	(1,671,514)
Net income (loss) (attributable to common shareholder) — pro forma	$438,779	$(426,502)	$(167,059)	$(1,489,328)
Net income (loss) per share:
Basic, as reported	$0.06	$0.01	$0.07	$0.01
Basic, pro forma	$0.03	$(0.03)	$(0.01)	$(0.12)
Diluted, as reported	$0.05	$0.01	$0.06	$0.01
Diluted, pro forma	$0.03	$(0.03)	$(0.01)	$(0.12)

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

Capitalized software as of September 30, 2004 and December 31, 2003 is as follows:

	September 30,	December 31,
	2004	2003
Capitalized software	$489,015	$342,760
Accumulated amortization	(170,570)	(96,401)
Capitalized software, net	$318,445	$246,359

The Company’s weighted average amortization period for capitalized software is approximately three to five years. The following table shows the estimated amortization expense for those assets for the current year and each of the four succeeding fiscal years.

Estimated
Year ending December 31,	Expense
2004	$31,434
2005	105,352
2006	100,669
2007	48,365
2008	28,692
Thereafter	3,933

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

Goodwill and intangible assets consist of the following:

	September 30,	December 31,
	2004	2003
Goodwill	$533,031	$533,031

Patents	$1,959,199	$1,760,236
Accumulated amortization	(843,010)	(739,792)
Patents, net	1,116,189	1,020,444
Other Intangibles:
Assets acquired in the purchase of our subsidiary Valence Technology in 1998: Covenant not to compete, Developed Technology, ASP brand name, Cell Library, and Customer List	4,910,400	4,910,400
Asset acquired in purchase of our subsidiary SRSWOWcast in February 2003	640,071	640,071
Poly Planar purchased technology for speaker products	120,000	120,000
Capitalized software and hardware for several technologies	419,287	222,758
Total of Other Intangibles	6,089,758	5,893,229
Accumulated amortization, other intangibles	(4,457,658)	(4,176,863)
Other intangibles, net	1,632,100	1,716,366
Intangible assets, net	$2,748,289	$2,736,810

Amortization periods range from three to eleven years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Patents	$46,331	$37,592	$113,307	$108,519
Other intangibles:
Covenant not to compete, developed technology, ASP brand name, cell library and customer list	67,479	51,477	202,436	162,405
Poly Planar purchased technology	6,000	6,000	18,000	18,000
Capitalized software and hardware	29,713	—	60,358	—
Total intangible amortization expense	$149,523	$95,069	$394,101	$288,924

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Proceeds from sale	$—	$—	$5,235,626	$16,862,523
Realized gains	—	—	139,375	36,739

7.             Inventories

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

8.             Investment in LLC

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

9.             Minority Interest

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

10.          Net Income Per Common Share

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

Basic and diluted net income per share computed in accordance with SFAS 128 for the three months and nine months ended September 30, 2004 and 2003 are as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
BASIC EPS
Net income	$803,958	$118,826	$1,009,129	$127,478
Denominator: weighted average common shares outstanding	14,278,589	13,076,315	14,045,162	12,956,971
Net income per share—basic	$0.06	$0.01	$0.07	$0.01

DILUTED EPS
Net income	$803,958	$118,826	$1,009,129	$127,478
Denominator: weighted average common shares outstanding	14,278,589	13,076,315	14,045,162	12,956,971
Common equivalent shares outstanding:
Options	1,117,203	1,653,975	1,946,169	772,705
Total diluted shares	15,395,792	14,730,290	15,991,331	13,729,676
Net income per share—diluted	$0.05	$0.01	$0.06	$0.01

There were 1,308,500 and 1,109,881 potentially dilutive options outstanding for the quarters ending September 30, 2004 and 2003, respectively and there were 164,000 and 2,113,419 potentially dilutive options outstanding for the nine months ending September 30, 2004 and 2003, respectively, that were not included in the table above because they would be anti-dilutive.

11.          Commitments and Contingencies

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

12.          Stockholders’ Equity

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

13.       Segment Information

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

	Valence	SRS Labs
	Semiconductor	Licensing	Total
Three Months Ended Sept 30, 2004
Total revenues	$3,644,298	$2,727,861	$6,372,159
Cost of sales	1,320,855	100,342	1,421,197

Gross margin	$2,323,443	$2,627,519	$4,950,962

Three Months Ended Sept 30, 2003
Total revenues	$2,966,923	$1,919,471	$4,886,394
Cost of sales	1,226,407	16,029	1,242,436

Gross margin	$1,740,516	$1,903,442	$3,643,958

	Valence	SRS Labs
	Semiconductor	Licensing	Total
Nine Months Ended Sept 30, 2004
Total revenues	$8,992,511	$8,140,592	$17,133,103
Cost of sales	3,269,622	146,886	3,416,508

Gross margin	$5,722,889	$7,993,706	$13,716,595

Nine Months Ended Sept 30, 2003
Total revenues	$7,244,323	$6,638,291	$13,882,614
Cost of sales	2,750,437	62,132	2,812,569

Gross margin	$4,493,886	$6,576,159	$11,070,045

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004	%	2003	%	2004	%	2003	%
Geographic Area Revenue:
Hong Kong	$3,283,202	52%	$2,619,125	48%	$8,264,269	54%	$6,323,620	46%
Japan	1,098,643	17%	933,546	22%	3,756,473	19%	4,173,863	30%
China	797,074	13%	453,442	9%	1,590,754	9%	1,315,920	9%
Americas	512,699	8%	—	10%	1,824,668	3%	736,567	5%
Other Asia Pacific	502,769	7%	399,314	8%	1,103,930	9%	841,274	6%
Europe	177,772	3%	—	3%	593,009	6%	491,370	4%

Total	$6,372,159	100%	$4,886,394	100%	$17,133,103	100%	$13,882,614	100%

14.          Recent Accounting Pronouncements

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

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,305,349 for the three months ended September 30, 2004 compared to $1,216,568 for the same prior year period, an increase of $88,781 or 7.3%.  The increase in sales expenses can be primarily attributed to severance costs and increased travel related to customer support and co-promotional activities.  As a percentage of total revenues, sales and marketing expenses decreased from 24.9% for the quarter ended September 30, 2003 to 20.5% for the same period this year.

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

Income From Operations

Income from operations increased by $675,411 to $926,771 for the quarter ended September 30, 2004 as compared to income from operations of $251,360 for the quarter ended September 30, 2003.  The increase in income from operations is due to an increase in revenue, partially offset by an increase in operating expenses.

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

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $4,260,784 for the nine months ended September 30, 2004 compared to $3,840,155 for the same prior year period, an increase of $420,629 or 11.0%. The net increase in sales and marketing expenses for the nine months ended September 30, 2004 is attributable to severance costs and increased promotion costs associated with higher licensing revenue and investments in branding and promotion of our technologies in new markets designed to increase future revenues. As a percentage of total revenues, sales and marketing expenses decreased from 27.7% for the nine months ended September 30, 2003, to 24.9% for the same period this year.

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

Income From Operations

Income from operations increased by $866,981 to $1,344,860 for the nine months ended September 30, 2004, as compared to income from operations of $477,879 for the same period last year.  The increase in income from operations is due to an increase in revenue, partially offset by an increase in operating expenses.

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

As previously reported, there was no change in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2005, we took the remedial actions described above.

PART II—OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                The following table details our common stock repurchases for the three months ended September 30, 2004:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of		of Publicly	Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share (or Unit)	or Programs	Programs
July 1 - 31, 2004	—	—	—	$3,00,000
August 1 - 31, 2004	31,114	$4.87	31,114	$2,848,330
September 1 - 30, 2004	2,543	$5.03	33,657	$2,835,539

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