Form 10-K/A
period 2004-12-31
SRS LABS INC
filed 2005-05-18
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment to Form 10-K (“Amendment”) is being filed for the purpose of modifying certain disclosures in the Annual Report on Form 10-K for the registrant’s fiscal year ended December 31, 2004 originally filed on March 31, 2005 (the “Original Filing”).

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

Acting on the recommendation of BDO Seidman, the Company has restated its financial statements for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004.  The Company is restating these unaudited quarterly financial statements principally to reflect trade show expenses as period expenses that are expensed as incurred.  This amended Annual Report on Form 10-K/A amends prior disclosure to restate previously reported unaudited quarterly results as a result of the change in accounting treatment for trade show expenses.  The restatement of our quarterly reports for fiscal 2004 has no impact on the Company’s consolidated net income for fiscal 2004 and does not affect the Company’s historical cash flows.  Accordingly, the financial statements included in the Annual Report have not changed.

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

This Form 10-K/A has not been updated except as required to reflect the effects of the restatements to the Company’s unaudited quarterly results. This amendment includes changes to Part II, Items 7 and 9A and Part IV, Item 15. Except as identified in the prior sentence, no other item included in the original Form 10-K has been amended, and such items shall remain in effect as of the filing date of the original Form 10-K. Additionally, this Form 10-K/A does not purport to provide an update or discussion of any other developments at the Company subsequent to its original filing.

SRS LABS, INC.

ANNUAL REPORT ON FORM 10-K

Table of Contents

PART I
Item 1.	Business
Item 1A.	Executive Officers of the Registrant
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits, Financial Statement Schedules
Signatures

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

	Three Months Ended
	Mar 31, 2004*	June 30, 2004*	Sep 30, 2004*	Dec 31, 2004*	Mar 31, 2003	June 30, 2003	Sep 30, 2003	Dec 31, 2003
	(In thousands except per share amounts)
Revenues:
Semiconductor	$2,416	$2,932	$3,644	$1,778	$1,764	$2,513	$2,967	$3,468
Licensing	2,927	2,485	2,728	2,691	2,706	2,013	1,919	2,463
Total revenues	5,343	5,417	6,372	4,469	4,470	4,526	4,886	5,931
Gross margin	4,434	4,331	4,951	3,933	3,801	3,625	3,644	4,688
Operating expenses	4,458	3,889	4,024	3,516	3,748	3,451	3,393	4,212
Income (loss) from operations	(24)	442	927	417	53	174	251	476
Net income (loss)	$(25)	$230	$804	$569	$43	$(34)	$119	$331
Net income per common share:
Basic	$0.00	$0.02	$0.06	$0.04	$0.00	$0.00	$0.01	$0.03
Diluted	$0.00	$0.01	$0.05	$0.04	$0.00	$0.00	$0.01	$0.02

* 2004 operating expenses, income (loss) from operations, net income (loss), and basic and diluted earnings per share have been restated.  See the Explanatory Note to this Form 10-K/A.

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

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Restatements

On May 10, 2005, management of the Company was advised by BDO Seidman, LLP, its independent registered public accounting firm (“BDO Seidman”), of the conclusion reached by it regarding the Company’s interim accounting for sales and marketing expenses related to trade shows.  This conclusion was reached in connection with BDO Seidman’s financial statement review procedures relating to the Company’s Quarterly Report on Form 10-Q for the first quarter of the year ending December 31, 2005 (“fiscal 2005”).  Commencing in the first quarter of the fiscal year ended December 31, 2004 (“fiscal 2004”), the Company began to capitalize and amortize trade show expenses incurred in the fiscal year to reflect the future economic benefits received during such fiscal year.  Management discussed the issue with the Audit Committee of the Company’s Board of Directors and BDO Seidman and was of the view that capitalization and amortization of trade show expenses was allowable.  As part of the first quarter review, BDO Seidman noted that trade show costs previously capitalized and amortized should have been treated as period expenses in fiscal 2004.  As a result, BDO Seidman expressed its view that (a) trade show costs previously capitalized and amortized during fiscal 2004 should have been treated as period expenses in fiscal 2004; (b) each of the Company’s quarterly reports previously filed in fiscal 2004 should be amended; and (c) no reliance should be placed on the previously issued fiscal 2004 quarterly financial statements.  We restated our financial results for the quarters ended March 31, June 30, and September 30, 2004 to reflect adjustments to our previously reported financial information.  In addition, this annual report on Form 10-K for fiscal 2004 is being amended to reflect such restated quarterly results including the quarter ended December 31, 2004.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report in connection with the filing of its initial Annual Report on Form 10-K based upon the information available at that time and concluded that the Company’s disclosure controls and procedures were effective. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

Subsequent to that evaluation, in connection with the restatements described above, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. In the course of BDO Seidman’s financial statement review procedures relating to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, our Chief Executive Officer and Chief Financial Officer were advised by BDO Seidman that the Company’s improper interpretation of accounting literature with respect to interim accounting for sales and marketing expenses related to trade show expenses described above constituted a material weakness in our internal control over financial reporting.  Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report.

In connection with this amended Annual Report on Form 10-K/A, under the direction of our Chief Executive Officer and Chief Financial Officer, we have re-evaluated our disclosure controls and procedures as currently in effect, including the changes in internal controls over financial reporting described below, and we have concluded that, as of the date of this amended Annual Report on Form 10-K/A, our disclosure controls and procedures are effective.

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

As previously reported, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2005, we took the remedial actions described above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  Documents Filed as Part of This Report:

(1)         Financial Statements

Report of Independent Registered Public Accounting Firm—BDO Seidman, LLP
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules

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

10.6

SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Purchase Plan-1993, as amended and restated, previously filed with the Commission as Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 3, 1996 (File No. 333-4974-LA) (the “Registration Statement”), which is incorporated herein by reference.

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

Exhibit Number	Description
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

Exhibit Number	Description
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

23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman LLP.
31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2005	By:	/s/ THOMAS C.K. YUEN
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

See accompanying notes to consolidated financial statements

SRS LABS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

								Comprehensive
				Accumulated				Income
			Additional	Other				for the
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury		Years Ended
	Shares	Amount	Capital	Loss	Deficit	Stock	Total	December 31,
BALANCE, Jan 1, 2002	12,664,744	$12,790	$55,745,867	$(74,055)	$(30,696,595)	$(451,994)	$24,536,013
Proceeds from exercise of stock options	86,670	87	131,997	—	—	—	132,084
Deferred stock option compensation	—	—	88,725	—	—	—	88,725
Treasury Stock	(100,400)	—	—	—	—	(266,607)	(266,607)
Unrealized loss on investments available for sale, net of tax	—	—	—	(14,509)	—	—	(14,509)	(14,509)
Net income	—	—	—	—	806,352	—	806,352	806,352
BALANCE, Dec 31, 2002	12,651,014	12,877	55,966,589	(88,564)	(29,890,243)	(718,601)	25,282,058	$791,843
Proceeds from exercise of stock options	473,784	474	1,424,035	—	—	—	1,424,509
Deferred stock option compensation	—	—	72,945	—	—	—	72,945
Issuance of Common Stock	332,184	332	959,680	—	—	—	960,012
Unrealized loss on investments available for sale, net of tax	—	—	—	(247,782)	—	—	(247,782)	(247,782)
Net income	—	—	—	—	458,719	—	458,719	458,719
BALANCE, Dec 31, 2003	13,456,982	13,683	58,423,249	(336,346)	(29,431,524)	(718,601)	27,950,461	$210,937
Proceeds from exercise of stock options	989,134	989	3,710,462	—	—	—	3,711,451
Tax benefit from exercise of stock options	—	—	296,996	—	—	—	296,996
Deferred stock option compensation	—	—	92,585	—	—	—	92,585
Issuance of Common Stock	—	—	—	—	—	—	—
Treasury Stock	(216,575)	—	—	—	—	(1,225,254)	(1,225,254)
Unrealized gain on investments available for sale, net of tax	—	—	—	26,624	—	—	26,624	26,624
Net income	—	—	—	—	1,578,521	—	1,578,521	1,578,521
BALANCE, Dec 31, 2004	14,229,541	$14,672	$62,523,292	$(309,722)	$(27,853,003)	$(1,943,855)	$32,431,384	$1,605,145

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Deductions	Balance at End of Period
For the year ended December 31, 2004:
Allowance for doubtful accounts	$87,628	$58,508	$(113,174)	$32,962
Inventory reserve	$867,923	$(41,651)	$(585,447(a )	$240,825
For the year ended December 31, 2003:
Allowance for doubtful accounts	$49,049	$38,839	$(260)	$87,628
Inventory reserve	$857,986	$48,686	$(38,749)	$867,923
For the year ended December 31, 2002:
Allowance for doubtful accounts	$68,888	$22,220	$(42,059)	$49,049
Inventory reserve	$679,052	$490,666	$(311,732)	$857,986

(a)             The reduction relates to the scrapping of component inventory that was fully reserved for and was offset by a credit to the corresponding inventory account.