Form 10-Q
period 2005-06-30
SRS LABS INC
filed 2005-08-11
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of July 22, 2005, 14,804,138 of the issuer’s common stock, par value $.001 per share, were outstanding.  In addition, as of July 22, 2005, 674,098 shares of the issuer’s common stock were held as treasury shares.

SRS LABS, INC.

Form 10-Q

For the Period Ended June 30, 2005

Index

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (Unaudited)
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2005 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (Unaudited)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

SIGNATURES

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements reflecting management’s current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company’s financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company’s actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions, are intended to identify forward-looking statements. The important factors discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results,” herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,834,871	$7,011,912
Accounts receivable, net	2,190,918	1,318,665
Inventories, net	518,355	571,280
Prepaid expenses and other current assets	1,203,830	1,337,506
Deferred income taxes	23,406	23,406

Total Current Assets	10,771,380	10,262,769

Investments available for sale	17,221,340	17,261,267
Investment in LLC	2,739,591	2,596,090
Furniture, fixtures and equipment, net	1,701,367	1,995,579
Intangible assets, net	2,604,429	2,660,955
Goodwill	533,031	533,031
Deferred income taxes	229,160	192,750

Total Assets	$35,800,298	$35,502,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,178,300	$984,805
Accrued liabilities	1,775,849	1,640,714
Deferred revenue	308,208	436,910
Income taxes payable	25,356	8,628

Total Current Liabilities	3,287,713	3,071,057

Commitments, contingencies and subsequent event (Notes 8 and 12)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized;14,799,138 and 14,671,416 shares issued; and 14,125,040 and 14,229,541 shares outstanding at June 30, 2005 and December 31, 2004, respectively	14,800	14,672
Additional paid-in capital	62,969,873	62,523,292
Accumulated other comprehensive loss	(350,834)	(309,722)
Accumulated deficit	(27,117,809)	(27,853,003)
Treasury stock at cost, 674,098 and 441,875 shares at June 30, 2005 and December 31, 2004, respectively	(3,003,445)	(1,943,855)

Total Stockholders’ Equity	32,512,585	32,431,384

Total Liabilities and Stockholders’ Equity	$35,800,298	$35,502,441

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues:
Semiconductor	$2,521,174	$2,932,495	$4,505,737	$5,348,213
Licensing	3,539,977	2,485,404	6,804,072	5,412,731
Total revenues	6,061,151	5,417,899	11,309,809	10,760,944

Cost of sales:
Semiconductor	999,166	1,066,033	1,727,406	1,948,767
Licensing	94,838	20,407	151,183	46,544
Total cost of sales	1,094,004	1,086,440	1,878,589	1,995,311

Gross Margin	4,967,147	4,331,459	9,431,220	8,765,633

Operating expenses:
Sales and marketing	1,678,500	1,260,067	3,370,878	2,955,435
Research and development	1,207,871	1,144,926	2,389,940	2,353,613
General and administrative	1,578,029	1,484,299	3,047,258	3,038,496

Total operating expenses	4,464,400	3,889,292	8,808,076	8,347,544

Income from operations	502,747	442,167	623,144	418,089

Equity in income of investee	13,764	—	91,096	—
Other income, net	166,293	98,774	314,226	336,224

Income before income tax expense	682,804	540,941	1,028,466	754,313

Income tax expense	169,070	311,239	293,272	549,142

Net income	$513,734	$229,702	$735,194	$205,171

Net income per common share:

Basic	$0.04	$0.02	$0.05	$0.01

Diluted	$0.03	$0.01	$0.05	$0.01

Weighted average shares used in the calculation of net income per common share:
Basic	14,076,866	14,175,127	14,043,269	13,960,824

Diluted	14,881,495	15,348,428	14,950,693	16,267,317

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive Income (Loss) for the Period
	Shares	Amount	Capital	Loss	Deficit	Stock	Total	Ended

BALANCE, Dec. 31, 2004	14,229,541	$14,672	$62,523,292	$(309,722)	$(27,853,003)	$(1,943,855)	$32,431,384
Proceeds from exercise of stock options	17,612	18	66,269	—	—	—	66,287
Deferred stock option compensation	—	—	14,831	—	—	—	14,831
Unrealized loss on investments available for sale, net of tax	—	—	—	(259,460)	—	—	(259,460)	(259,460)
Net income	—	—	—	—	221,460	—	221,460	221,460

BALANCE, March 31, 2005	14,247,153	$14,690	$62,604,392	$(569,182)	$(27,631,543)	$(1,943,855)	$32,474,502	$(38,000)
Proceeds from exercise of stock options	110,110	110	355,742	—	—	—	355,852
Deferred stock option compensation	—	—	9,739	—	—	—	9,739
Purchase of treasury stock	(232,223)	—	—	—	—	(1,059,590)	(1,059,590)

Unrealized gain on investments available for sale, net of tax	—	—	—	218,348	—	—	218,348	218,348

Net income	—	—	—	—	513,734	—	513,734	513,734

BALANCE, June 30, 2005	14,125,040	$14,800	$62,969,873	$(350,834)	$(27,117,809)	$(3,003,445)	$32,512,585	$694,082

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004

Cash Flows From Operating Activities:
Net income	$735,194	$205,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	675,125	622,288
Provision for doubtful accounts	32,258	84,564
Benefit for obsolete inventory	(16,782)	(57,451)
Deferred taxes	(36,410)	(20,128)
(Accretion) amortization of (discount) premium on investments available for sale	(1,185)	6,188
Increase in deferred stock option compensation	24,570	40,201
Loss on disposition of furniture, fixtures and equipment	2,267	31
Impairment on intangible assets	—	3,431
Equity in income of investee	(91,096)	—
Changes in operating assets and liabilities:
Accounts receivable	(904,511)	(156,424)
Inventories	69,707	26,481
Prepaid expenses and other current assets	133,676	(67,942)
Accounts payable	193,495	(115,922)
Accrued liabilities	135,135	25,656
Deferred revenue	(128,702)	241,964
Income taxes payable	16,728	257,181

Net cash provided by operating activities	839,469	1,095,289

Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(81,338)	(569,688)
Proceeds from sale of investments available for sale	—	5,235,626
Investment in LLC	(52,405)	—
Expenditures related to patents and intangible assets	(245,316)	(247,850)

Net cash (used in) provided by investing activities	(379,059)	4,418,088

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	422,139	2,988,171
Purchase of Treasury Stock	(1,059,590)	—

Net cash (used in) provided by financing activities	(637,451)	2,988,171

Net (Decrease) Increase in Cash and Cash Equivalents	(177,041)	8,501,548
Cash and Cash Equivalents, Beginning of Period	7,011,912	12,795,620

Cash and Cash Equivalents, End of Period	$6,834,871	$21,297,168

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$377,551	$360,741
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized loss on investments, net	$41,112	$100,053

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

2.                                      Stock-Based Compensation

The Company accounts for stock-based awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.” Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been recorded under the provisions of SFAS No. 123, the Company’s net income (loss) and earnings per share would have been the pro forma amounts indicated below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (attributable to common shareholder) — as reported	$513,734	$229,702	$735,194	$205,171
Add: stock-based employee compensation expense Included in reported net income, net of tax effect	5,843	15,715	14,742	23,875
Less fair value of stock-based employee compensation expense	(275,174)	(441,215)	(580,277)	(834,883)
Net income (loss) (attributable to common shareholder) — pro forma	$244,403	$(195,798)	$169,659	$(605,837)
Net income (loss) per share:
Basic, as reported	$0.04	$0.02	$0.05	$0.01
Basic, pro forma	$0.02	$(0.01)	$0.01	$(0.04)
Diluted, as reported	$0.03	$0.01	$0.05	$0.01
Diluted, pro forma	$0.02	$(0.01)	$0.01	$(0.04)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter ended June 30, 2005:

Risk-free interest rate	3.8%
Expected life	6.25 years
Expected volatility	59%

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

Capitalized software as of June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004
Capitalized software	$546,568	$464,568
Accumulated amortization	(250,126)	(193,003)
Capitalized software, net	$296,442	$271,565

As of June 30, 2005, the weighted average useful life of the Company’s capitalized software is approximately 2.2 years. The following table shows the estimated amortization expense for those assets for the remaining six months of the current fiscal year end and each of the four succeeding fiscal years.

Year ending December 31,	Estimated Expense
2005	$61,856
2006	$125,300
2007	$73,023
2008	$32,105
2009	$4,158

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

In accordance with SFAS No. 142, all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is evaluated at least annually to determine if fair value of the asset has decreased below its carrying value. We performed our annual assessment of goodwill as of December 31, 2004, and determined that no adjustment to impair goodwill was necessary.

Goodwill and intangible assets consist of the following:

	June 30, 2005	December 31, 2004
Goodwill	$533,031	$533,031

Patents	$2,201,898	$2,038,582
Accumulated amortization	(992,560)	(891,178)
Patents, net	1,209,338	1,147,404
Other Intangibles:
Assets acquired in the purchase of our subsidiary Valence Technology in 1998: Covenant not to compete, Developed Technology, ASP brand name, Cell Library, and Customer List	4,910,400	4,910,400
License agreements acquired in purchase of our subsidiary SRSWOWcast in February 2003	640,071	640,071
Poly Planar purchased technology for speaker products	120,000	120,000
Capitalized software and hardware for several technologies	476,841	394,840
Total of Other Intangibles	6,147,312	6,065,311
Accumulated amortization, other intangibles	(4,752,221)	(4,551,760)
Other intangibles, net	1,395,091	1,513,551
Intangible assets, net	$2,604,429	$2,660,955

Amortization periods range from three to eleven years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Patents	$51,445	$23,929	$101,382	$64,744
Other intangibles:
Covenant not to compete, developed technology, ASP brand name, cell library and customer list	51,477	51,477	102,955	102,954
License agreements acquired in purchase of our subsidiary SRSWOWcast in February 2003	16,002	16,002	32,003	32,004
Poly Planar purchased technology	—	6,000	4,000	12,000
Capitalized software and hardware	31,784	21,665	61,503	30,645
Total intangible amortization expense	$150,708	$119,073	$301,843	$242,347

As of June 30, 2005, the weighted average useful life of the Company’s patents and intangible assets is approximately 3.3 years. The following table shows the estimated amortization expense for those assets for the remaining six months of the current fiscal year and each of the four succeeding fiscal years:

Year ending December 31,	Estimated expense
2005	$315,288
2006	$628,210
2007	$546,529
2008	$326,121
2009	$176,931
Thereafter	$611,350

5.             Investments Available for Sale

The Company has classified its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table summarizes the Company’s investment securities available for sale:

	June 30, 2005	December 31, 2004
Cost	$17,489,688	$17,489,688
Accretion of discount	1,185	—
Unrealized loss	(269,533)	(228,421)
Estimated fair value	$17,221,340	$17,261,267

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	June 30, 2005		December 31, 2004
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
U.S. Government securities available for sale:
Due in one to five years	$17,489,688	$17,221,340	$17,489,688	$17,261,267

The following table summarizes sales of available for sale securities for three months and six months ended June 30, 2005 and 2004. Specific identification was used to determine costs in computing realized gains or losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Proceeds from sale	$—	$—	$—	$5,235,626
Realized gains	—	—	—	139,375

6.             Investment in LLC

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

The Company’s capital contribution is an aggregate of $2,346,621, consisting of a $700,000 bridge loan that the Company extended to CHS on July 9, 2004 in anticipation of the strategic alliance, which converted to equity on September 23, 2004, plus $1,100,621 in new cash and additional advances of $546,000.  In addition, the Company capitalized $229,516 consisting of costs associated with the formation of the LLC and co-promotional projects. CHS’ capital contribution consisted of the artist agreements with Duran Duran, Boz Scaggs, Godsmack and All Access, pursuant to which the concert videos are filmed, produced and distributed. CHS/SRS, LLC contracted with CHS to complete production of the concert videos pursuant to the Production Services Agreement.

Profits from the distribution of the concert videos and related assets will be allocated and distributed in the following manner and order: (a) 100% to the Company until such time as the Company has received 130% of the cumulative additional advances that the Company provided to CHS/SRS, LLC; (b) equally until the Company and CHS have each both received 1.75 times their original capital contributions; and thereafter (c) 90% to CHS and 10% to the Company. The joint venture is accounted for using the equity method and profits are recognized following the guidance for equity method accounting. As of June 30, 2005, two of the concert videos, Boz Scaggs and Godsmack have been released. Profits of $13,764 and $91,096 generated from these videos have been recognized and included in “Equity in Income of Investee” in the Consolidated Statements of Operations for the three and six months ended June 30, 2005, respectively.

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

Basic and diluted net income per share computed in accordance with SFAS 128 for the three months and six months ended June 30, are as follows:

	For the three months		For the six months
	ended June 30,		Ended June 30,
	2005	2004	2005	2004
BASIC EPS
Net income	$513,734	$229,702	$735,194	$205,171
Denominator: weighted average common shares outstanding	14,076,866	14,175,127	14,043,269	13,960,824
Net income per share—basic	$0.04	$0.02	$0.05	$0.01
DILUTED EPS
Net income	$513,734	$229,702	$735,194	$205,171
Denominator: weighted average common shares outstanding	14,076,866	14,175,127	14,043,269	13,960,824
Common equivalent shares outstanding:

Options	804,629	1,173,301	907,424	2,306,493
Total diluted shares	14,881,495	15,348,428	14,950,693	16,267,317
Net income per share—diluted	$0.03	$0.01	$0.05	$0.01

There were 1,979,479 and 1,672,625 potentially dilutive options outstanding for the quarters ending June 30, 2005 and 2004, respectively and there were 1,964,479 and 260,000 potentially dilutive options outstanding for the six months ending June 30, 2005 and 2004, respectively, that were not included in the table above because they would be anti-dilutive.

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

9.             Stockholders’ Equity

On June 30, 2004, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 of its outstanding common stock for a period from July 1, 2004 to December 31, 2004 (the “2004 Repurchase Program”).  The Company repurchased 216,575 shares at a cost of $1,225,254 under the 2004 Repurchase Program.

On March 24, 2005, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 of the outstanding shares of the Company’s common stock for a period from January 1, 2005 to December 31, 2005 (the “2005 Repurchase Program”). As of June 30, 2005, 232,223 shares had been repurchased under the 2005 Repurchase Program. Purchases may be made from time to time in the open market, block purchases or privately negotiated transactions, depending on market conditions, share price and other factors.  All repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. The following table shows activity under the 2005 Repurchase Program for the six months ending June 30, 2005:

June 30,
2005
Shares repurchased	232,223
Average price per share	$4.56
Total repurchase authorized	$3,000,000
Repurchases under the plan	$(1,059,590)
Authorized repurchase remaining	$1,940,410

10.          Segment Information

The Company operates two business segments — semiconductors and licensing.  The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments:

	Valence Semiconductor	SRS Labs Licensing	Total
Three Months Ended June 30, 2005
Total revenues	$2,521,174	$3,539,977	$6,061,151
Cost of sales	999,166	94,838	1,094,004

Gross margin	$1,522,008	$3,445,139	$4,967,147

Three Months Ended June 30, 2004
Total revenues	$2,932,495	$2,485,404	$5,417,899
Cost of sales	1,066,033	20,407	1,086,440

Gross margin	$1,866,462	$2,464,997	$4,331,459

	Valence Semiconductor	SRS Labs Licensing	Total
Six Months Ended June 30, 2005
Total revenues	$4,505,737	$6,804,072	$11,309,809
Cost of sales	1,727,406	151,183	1,878,589

Gross margin	$2,778,331	$6,652,889	$9,431,220

Six Months Ended June 30, 2004
Total revenues	$5,348,213	$5,412,731	$10,760,944
Cost of sales	1,948,767	46,544	1,995,311

Gross margin	$3,399,446	$5,366,187	$8,765,633

For the three months ending June 30, 2005, one customer accounted for approximately 11% of consolidated revenues, or $669,084, in the semiconductor segment. For the same period in the prior year, two customers accounted for approximately 28% and 13% of consolidated revenues, or $1,523,144 and $687,831, in the semiconductor segment, respectively. There was no significant customer in the licensing segment for the three months ended June 30, 2005 and June 30, 2004.

For the six months ending June 30, 2005, one customer accounted for approximately 11% of consolidated revenues, or $1,231,510, in the semiconductor segment. For the same period in the prior year, two customers accounted for approximately 23% and 10% of consolidated revenues, or $2,492,034 and $1,102,309, in the semiconductor segment, respectively. There was no significant customer in the licensing segment for the six months ended June 30, 2005 and June 30, 2004.

The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which the product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	%	2004	%	2005	%	2004	%
Geographic Area Revenue:

Hong Kong	$2,321,159	37	$2,758,528	51	$4,055,350	35	$4,981,065	46
Japan	1,446,553	24	1,299,523	24	2,967,042	27	2,657,830	25
Other Asia Pacific	1,132,837	19	266,895	5	2,012,715	18	601,160	6
Americas	456,325	8	526,358	10	1,179,851	11	1,311,970	12
China	612,446	10	513,660	9	962,603	8	793,681	7
Europe	91,831	2	52,935	1	132,248	1	415,238	4
Total	$6,061,151	100	$5,417,899	100	$11,309,809	100	$10,760,944	100

11.                               Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).   Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.  The Company does not expect the adoption of SFAS 154 to have an impact on its consolidated financial position, results of operations or cash flows.

 In December 2004, the FASB issued a revised Statement 123, which as amended is effective for the Company’s first quarter of 2006. Statement 123(R) requires companies to expense in their consolidated statement of operations the estimated fair value of employee stock options and similar awards. SFAS 123(R) will be effective for quarterly periods beginning after December 31, 2005.  The Company will adopt the provisions of Statement 123(R) using a modified prospective application. Under the modified prospective application, Statement 123(R), which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining period using the compensation cost calculated for pro forma disclosure purposes under Statement 123. Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of Statement 123(R) and additional option grants expected to be made in the future, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in Statement 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

12.                               Subsequent Event

On July 20, 2005, the Company became the managing member of CHS/SRS, LLC.  Under the terms of the Operating Agreement, the Company is entitled to receive a five percent management fee of all net revenues received, after all additional advances have been repaid. Subsequent to becoming the managing member, the Company contributed additional advances totaling $355,000 to CHS/SRS, LLC. Under the terms of the Operating Agreement, all additional advances shall be repaid out of the profits of the CHS/SRS LLC at 130% of the cumulative additional advances contributed. See Note 6 herein.

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

Overview

SRS Labs is a leading developer and provider of application-specific integrated circuits, or (“ASIC”), standard integrated circuits, or ICs, and audio and voice technology solutions for the home entertainment, portable media device, personal telecommunications, personal computer, automotive and broadcast markets. We operate in the following two business segments:

Semiconductors:   Through SRS Labs, Inc.’s wholly-owned subsidiary, Valence Tech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”), we operate a fabless semiconductor business which develops, designs and markets standard and custom analog ICs, digital signal processors, or DSPs, and mixed signal integrated circuits primarily to original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, in the Asia Pacific region.

Licensing:   Through SRS Labs, the parent company, and its wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies (“SRSWOWcast”), the licensing segment develops and licenses audio, voice and surround sound technology solutions to many of the world’s leading OEMs/ODMs, software providers and semiconductor companies, and licenses and markets hardware and software products for the Internet and professional audio markets.

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly owned subsidiaries, including Valence and SRSWOWcast.com Inc.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues

Semiconductor revenues consists of (a) design fees relating to, and sales of, ASIC for third parties by Valence to original equipment manufacturers (“OEMs”); and  (b) sales of general purpose integrated circuits (“ICs”) designed by Valence under the brand name ASP.  Licensing revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  License and royalty agreements generally provide for the license of technologies for a fee based on the number of units distributed by the licensee.  However, we have in the past and may again in the future, enter into a license agreement for a one-time fee. Also included in licensing revenue are revenues generated from the sale of hardware and software applications into the broadcast audio markets.

Total revenues for the three months ended June 30, 2005 were $6,061,151 compared to $5,417,899 for the three months ended June 30, 2004, an increase of $643,252 or 11.9%. Semiconductor revenues were $2,521,174 for the three months ended June 30, 2005 compared to $2,932,495 for the three months ended June 30, 2004, a decrease of $411,321 or 14.0%. Within semiconductor revenue, ASIC accounted for $1,744,614 or 69.2% for the three months ended June 30, 2005 compared to $2,012,938 or 68.6% for the same period last year, a decrease of $268,324 or 13.3%. ASP chips accounted for $776,560 or 30.8% for the three months ended June 30, 2005 compared to $919,557 or 31.4% for the same period last year, a decrease of $142,997 or 15.7%. Within ASP revenues, SRS chips accounted for 40.7% for the three months ended June 30, 2005 compared to 32.4% for the same period last year. The decrease in ASIC and ASP sales can be primarily attributed to competitive pressures within ASP standard products and decreased demand from a major ASIC customer due a shift in market trend that resulted in the end of a product life cycle for two ASIC chips, which had contributed $241,000 in revenue in Q2 2004.

Licensing revenues were $3,539,977 for the three months ended June 30, 2005, compared to $2,485,404 for the three months ended June 30, 2004, an increase of $1,054,573 or 42.4%. The sales growth in licensing was attributable to our continued diversification strategy, which expanded the use of our technologies into the portable devices, PC, mobile phone and automotive markets.  The following table presents the Company’s licensing revenues mix by market segment:

	Three Months Ended June 30,
	2005	2004
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	44%	63%
Portable Media Devices (Digital Media Player, Headphone)	24%	9%
PC (Software, Hardware)	12%	8%
Personal Telecommunications (Mobile Phone, PDA)	16%	19%
Automotive	4%	1%

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margins are dependent on the mix of products sold, services provided and royalties earned. The decline in semiconductor gross margins can be attributable to the amortization of masking charges and an aggressive pricing strategy on ASP chips to increase market penetration. The following table presents the Company’s gross margin percentages for the three months ended June 30:

	Three Months Ended June 30,
	2005	2004
Semiconductor
ASIC revenue as a percentage of total semiconductor revenue	69.2%	68.6%
ASIC gross margin	63.4%	66.8%

ASP revenue as a percentage of total semiconductor revenue	30.8%	31.4%
ASP gross margin	53.5%	56.7%

Total semiconductor revenue as a percentage of total revenue	41.6%	54.1%
Total semiconductor gross margin	60.4%	63.6%

Licensing
Licensing revenue as a percentage of total revenue	58.4%	45.9%
Licensing gross margin	97.3%	99.2%

Total Gross Margin	82.0%	79.9%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,678,500 for the three months ended June 30, 2005 compared to $1,260,067 for the same prior year period, an increase of $418,433 or 33.2%.  The increase is primarily attributable to headcount and recruiting expenses related to increased sales and marketing personnel in our semiconductor segment and increased licensing sales personnel in Korea and China to capitalize on the growing licensing opportunities in those geographies.  As a percentage of total revenues, sales and marketing expenses increased from 23.3% for the quarter ended June 30, 2004 to 27.7% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities. Research and development expenses were $1,207,871 for the three months ended June 30, 2005 compared to $1,144,926 for the same prior year period, an increase of $62,945 or 5.5%.  The increase is primarily attributable to increased costs associated with headcount and expenses incurred in customer support.  As a percentage of total revenues, research and development expenses were 21.1% for the quarter ended June 30, 2004, and 19.9% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,578,029 for the three months ended June 30, 2005 compared to $1,484,299 for the same prior year period, an increase of $93,730 or 6.3%. The increase is primarily attributable to professional fees associated with the restatement of our financial statements in Q2 2005 for fiscal 2004.  As a percentage of total revenues, G&A expenses decreased from 27.4% for the quarter ended June 30, 2004, to 26.0% for the same period this year.

Equity in Income of Investee

On September 23, 2004, we entered into a strategic alliance with Coming Home Studios LLC (“CHS”) to produce and sell concert DVDs which incorporate our Circle Surround technology.  In connection with that strategic alliance, we entered into a joint venture, CHS/SRS, LLC, formed to complete and distribute concert videos featuring Duran Duran, Boz Scaggs, Godsmack and All Access.  Equity in income of investee represents the Company’s proportionate share of profit from the joint venture.  The joint venture is accounted for using the equity method and profits are recognized following the guidance for equity method accounting.  CHS/SRS, LLC recognizes and accrues profits as it gets sales and/or royalty reports. For the three months ended June 30, 2005, the profit recognized under the joint venture operating agreement was $13,764.

Other Income, Net

Other income, net, consists primarily of interest income, gain on sale of securities and foreign currency transaction gains and losses. Other income, net, was $166,293 for the three months ended June 30, 2005, compared to $98,774 for the same prior year period, an increase of $67,519 or 68.4%. The increase is primarily attributable to improved interest rates on investments.

Provision for Income Taxes

The income tax expense for the three months ended June 30, 2005 was $169,070, compared to tax expense of $311,239 for the same prior year period, a decrease of $142,169 or 45.7%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings and taxes paid on profits in Hong Kong at the rate of 17.5%.  The lower tax expense in fiscal 2005 resulted from decreased taxable income in our foreign subsidiary.  In addition, we benefited from the U.S. Japan tax treaty, which eliminated source-country withholdings on royalties. That treaty became effective on July 1, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total revenues for the six months ended June 30, 2005 were $11,309,809 compared to $10,760,944 for the period ended June 30, 2004, an increase of $548,865 or 5.1%. Semiconductor revenues were $4,505,737 for the six months ended June 30, 2005 compared to $5,348,213 for the period ended June 30, 2004, a decrease of $842,476 or 15.8%. Within semiconductor revenue, ASIC accounted for $3,214,076 or 71.3% for the six months ended June 30, 2005 compared to $3,662,069 or 68.5% for the same period last year, a decrease of $447,993 or 12.2%. ASP chips accounted for $1,291,661 or 28.7% for the six months ended June 30, 2005 compared to $1,686,144 or 31.5% for the same period last year, a decrease of $394,483 or 23.4%. Within ASP revenues, SRS chips accounted for 47.0% for the six months ended June 30, 2005 compared to 34.7% for the same period last year. The decrease in ASIC and ASP sales can be primarily attributed to competitive pressures and the end of product life cycles for certain chips.

Licensing revenues were $6,804,072 for the three months ended June 30, 2005, compared to $5,412,731 for the six months ended June 30, 2004, an increase of $1,391,341 or 25.7%. The sales growth in licensing was attributable to our continued diversification strategy, which expanded the use of our technologies in the portable devices, PC, mobile phone and automotive markets. The following table presents the Company’s licensing revenues mix by market segment:

	Six Months Ended June 30,
	2005	2004
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	53%	67%
Portable Media Devices (Digital Media Player, Headphone)	19%	9%
PC (Software, Hardware)	12%	12%
Personal Telecommunications (Mobile Phone, PDA)	13%	11%
Automotive	3%	1%

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margins are dependent on the mix of products sold, services provided and royalties earned. The decline in semiconductor gross margins can be attributable to the amortization of masking charges and an aggressive pricing strategy on ASP chips to increase market penetration. The following table presents the Company’s gross margin percentages for the six months ended June 30:

	Six Months Ended June 30,
	2005	2004
Semiconductor
ASIC revenue as a percentage of total semiconductor revenue	71.3%	68.5%
ASIC gross margin	64.8%	67.1%

ASP revenue as a percentage of total semiconductor revenue	28.7%	31.5%
ASP gross margin	53.8%	55.9%

Total semiconductor revenue as a percentage of total revenue	39.8%	49.7%
Total semiconductor gross margin	61.7%	63.6%

Licensing
Licensing revenue as a percentage of total revenue	60.2%	50.3%
Licensing gross margin	97.8%	99.1%

Total Gross Margin	83.4%	81.5%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $3,370,878 for the six months ended June 30, 2005 compared to $2,955,435 for the same prior year period, an increase of $415,443 or 14.1%. The increase is primarily attributable to headcount and recruiting expenses related to increased sales and marketing personnel in our semiconductor segment and increased licensing sales personnel in Korea and China to capitalize on the growing licensing opportunities in those geographies.  As a percentage of total revenues, sales and marketing expenses increased from 27.5% for the six months ended June 30, 2004 to 29.8% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities. Research and development expenses were $2,389,940 for June 30, 2005 compared to $2,353,613 for the same prior year period, an increase of $36,327 or 1.5%.  As a percentage of total revenues, research and development expenses were 21.9% for the six months ended June 30, 2004, and 21.1% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $3,047,258 for the six months ended June 30, 2005 compared to $3,038,496 for the same prior year period, an increase of $8,762 or 0.3%. As a percentage of total revenues, G&A expenses decreased from 28.2% for the six-month period ended June 30, 2004, to 26.9% for the same period this year.

Equity in Income of Investee

Equity in income of investee represents the Company’s proportionate share of profit from the CHS/SRS, LLC joint venture that we entered into with CHS.  For the six months ended June 30, 2005, the profit recognized under the operating agreement for the joint venture was $91,096.

Other Income, Net

Other income, net, consists primarily of interest income, gain on sale of securities and foreign currency transaction gains and losses. Other income, net, was $314,226 for the six months ended June 30, 2005, compared to $336,224 for the same prior year period, a decrease of $21,998 or 6.5%. The decrease is primarily attributable to decreased levels of cash due to the repurchase of treasury shares, offset by improved interest rates on investments.

Provision for Income Taxes

The income tax expense for the six months ended June 30, 2005 was $293,272, compared to tax expense of $549,142 for the same prior year period, a decrease of $255,870 or 46.6%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings and taxes paid on profits in Hong Kong at the rate of 17.5%.  The lower tax expense in fiscal 2005 resulted from decreased taxable income in our foreign subsidiary.  In addition, we benefited from the U.S. Japan tax treaty, which eliminated source-country withholdings on royalties. That treaty became effective on July 1, 2004.

Liquidity and Capital Resources

The Company’s principal source of liquidity to fund ongoing operations at June 30, 2005 consisted of cash, cash equivalents and long-term investments of $24,056,211.  At June 30, 2005, the Company had cash and cash equivalents of $6,834,871 and long-term investments of $17,221,340. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA.

Net cash provided by operating activities was $839,469 and $1,095,289 during the six months ended June 30, 2005 and June 30, 2004, respectively. The decrease in our operating cash flows is primarily the result of an increase in accounts receivable associated with increased licensing activity.  Our accounts payable increased $193,495 and decreased $115,922 during the six months ended June 30, 2005 and 2004, respectively.  Our accrued liabilities increased $135,135 and $25,656 during the six months ended June 30, 2005 and 2004, respectively.  The changes in liability accounts generally relate to increases in professional fees, commissions and bonus and the timing of payments to vendors and employees.

Our net cash used in and provided by investing activities was $379,059 and $4,418,088 during the six months ended June 30, 2005 and June 30, 2004, respectively. The shift from net cash provided by investing activities during the period ended June 30, 2004, as compared to net cash used in investing activities during the period ended June 30, 2005, was attributable primarily to a $5,235,626 decrease in proceeds from sales of investments available for sale, offset by $488,350 decrease in purchases of furniture, fixtures and equipment.

On September 23, 2004, we entered into a strategic alliance with Coming Home Studios LLC (“CHS”) to produce and sell concert DVDs which incorporate our Circle Surround technology. In connection with that strategic alliance, we entered into a joint venture, CHS/SRS, LLC, formed to complete and distribute concert videos featuring Duran Duran, Boz Scaggs, Godamack and All Access.

Profits from the distribution of the concert videos and related assets will be allocated and distributed in the following manner and order: (a) 100% to the Company until such time as we have received 130% of the cumulative additional advances that we provided to CHS/SRS, LLC; (b) equally until we and CHS have each received 1.75 times our respective original capital contributions; and thereafter (c) 90% to CHS and 10% to the Company.  The Company’s capital contribution is an aggregate of $2,346,621, consisting of a $700,000 bridge loan that the Company extended to CHS on July 9, 2004 in anticipation of the strategic alliance, which converted to equity on September 23, 2004, plus $1,100,621 in new cash and additional advances of $546,000. CHS’ capital contribution consisted of the artist agreements with Duran Duran, Boz Scaggs, Godsmack and All Access pursuant to which the concert videos are filmed, produced and distributed. Subsequent to June 30, 2005 and as of August 5, 2005, we have contributed $355,000 in additional advances to the joint venture.

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

Factors That May Affect Future Results

The concert DVDs for our joint venture with Coming Home Studios may not be completed.

We have invested a total of $2.7 million in CHS/SRS, LLC, our joint venture with CHS to produce a total of six concert DVDs by Duran Duran, Godsmack, Boz Scaggs and All Access featuring our Circle Surround technology.  Although two of the concert DVDs have been completed and are in distribution, the remaining four concert DVDs have been delayed past the originally scheduled completion date.  We depend on the services of other parties beyond our control to produce, complete and distribute the concert DVDs, including, without limitation, the services of CHS pursuant to a production services agreement between CHS and CHS/SRS, LLC.  On July 20, 2005 the Company replaced Coming Home Studios as the manager of CHS/SRS, LLC.  In this capacity, we are responsible for the financial management of CHS/SRS, LLC, and CHS is responsible for completion of the concert DVDs pursuant to the production services agreement.

The production, completion and distribution of the concert DVDs is subject to a number of uncertainties, including delays and increased expenditures due to creative problems, technical difficulties, talent availability, accidents, natural disasters and other events beyond our control.  Because of these uncertainties, the projected cost of the concert DVDs may increase, the completion dates may be substantially delayed or the projects may be abandoned due to the exigencies of production.  Delays in production may also result in concert DVDs not being ready for release at the intended time and being postponed to a less favorable time, which could result in lower revenues.  In extreme cases, a concert DVD may be abandoned.  We cannot predict the success of any of the concert DVDs even if they are completed because their economic success will depend on their acceptance by the public, which cannot be accurately predicted.  The economic success of a concert DVD may also depend on the public’s acceptance of competing shows, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which can change and cannot be predicted with certainty.  Although we are not required to expend additional funds related to our strategic alliance with CHS, we have elected to make additional capital contributions subsequent to June 30, 2005 in the aggregate amount of $355,000.  There can be no assurance that the concert DVDs can be completed, or if completed and distributed, that the concert DVDs will achieve economic success.  If the concert DVDs are further delayed, not completed or generate insufficient returns once completed, there is a risk that our investment in CHS/SRS, LLC will be impaired or lost.

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

We conduct operations in a number of countries and are subject to risks of international operations, particularly in the People’s Republic of China (“PRC”) and other parts of Asia

We have significant operations in the PRC and other parts of Asia that require refinement to adapt to the changing market conditions in those regions. Our operations in Asia, and international operations in general, are subject to risks of unexpected changes in, or impositions of, legislative or regulatory requirements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

On May 10, 2005, management of the Company was advised by BDO Seidman, LLP, its independent registered public accounting firm (“BDO Seidman”), of the conclusion reached by it regarding the Company’s interim accounting for sales and marketing expenses related to trade shows.  This conclusion was reached in connection with BDO Seidman’s financial statement review procedures relating to the Company’s Quarterly Report on Form 10-Q for the first quarter of the year ending December 31, 2005 (“fiscal 2005”).  Commencing in the first quarter of the fiscal year ended December 31, 2004 (“fiscal 2004”), the Company began to capitalize and amortize trade show expenses incurred in the fiscal year to reflect the future economic benefits received during such fiscal year.  Management discussed the issue with the Audit Committee of the Company’s Board of Directors and BDO Seidman and was of the view that capitalization and amortization of trade show expenses was allowable.  As part of the first quarter fiscal 2005 review, BDO Seidman noted that trade show costs previously capitalized and amortized should have been treated as period expenses in fiscal 2004.  As a result, BDO Seidman expressed its view that (a) trade show costs previously capitalized and amortized during fiscal 2004 should have been treated as period expenses in fiscal 2004; (b) each of the Company’s quarterly reports previously filed in fiscal 2004 should be amended; and (c) no reliance should be placed on the previously issued fiscal 2004 quarterly financial statements.  We restated our financial results for the quarters ended March 31, June 30, and September 30, 2004 to reflect adjustments to our previously reported financial information.  In addition, the Company’s annual report on Form 10-K for fiscal 2004 has been amended to reflect the restated quarterly results including the quarter ended December 31, 2004.

In the course of BDO Seidman’s financial statement review procedures relating to the Quarterly Report on Form 10-Q for the first quarter of fiscal 2005, BDO Seidman advised the Company that the Company’s improper interpretation of accounting literature with respect to interim accounting for sales and marketing expenses related to trade show expenses described above constituted a deficiency in the Company’s internal controls and advised the Audit Committee that this internal control deficiency constitutes a reportable condition and a material weakness as defined in Statement on Auditing Standards No. 60.  As a result of this internal control deficiency, the Company has implemented in the quarterly period covered by this report more formal procedures regarding changes in accounting treatment and related communications with the Company’s Audit Committee and the Company’s independent registered public accounting firm.

The Company believes that these corrective actions, taken as a whole, will remediate the control deficiency identified above, but the Company will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

Except for the controls described above, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

   On March 24, 2005, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 of the outstanding shares of the Company’s common stock for a period from January 1, 2005 to December 31, 2005 (the “2005 Repurchase Program”). As of June 30, 2005, 232,223 shares had been repurchased under the 2005 Repurchase Program. Purchases may be made from time to time in the open market, block purchases or privately negotiated transactions, depending on market conditions, share price and other factors.  All repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. The following table details our common stock repurchases for the three months ended June 30, 2005:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2005	150,311	$3.97	150,311	$2,403,281
May 1-31, 2005	38,370	$5.57	188,681	$2,189,739
June 1-30, 2005	43,542	$5.73	232,223	$1,940,410

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of SRS Labs, Inc. was held on June 22, 2005 for the purpose of (a) electing two Class III directors to the Board of Directors and (b) voting on a proposal to ratify the appointment of BDO Seidman LLP as independent auditors for the fiscal year ending December 31, 2005.

Sam Yau and Thomas C.K. Yuen were elected to serve as a Class III Directors of the Company for a three-year term expiring at the 2008 Annual Meeting of Stockholders.  Carol Miltner and Winston Hickman continued as Class I Directors and David R. Dukes continued in office as a Class II Director.  The tabulation of the votes cast for the election of Messrs. Yau and Yuen was as follows:

Nominee	Votes For	Votes Withheld
Sam Yau	11,802,570	660,576
Thomas C. K. Yuen	12,422,580	43,566

The proposal to ratify the appointment of BDO Seidman LLP as independent auditors for the fiscal year ending December 31, 2005 was approved.  The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,139,455	324,771	1,920	0

Item 6.  Exhibits

The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission as part of this Report.

Exhibit Number	Description
3.1

Certificate of Incorporation of the Company, previously filed with the Commission as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 1 to such Registration Statement filed with the Commission on July 3, 1996 (File No. 333-4974-LA), which is incorporated herein by reference.

3.2

Bylaws of the Company, previously filed with the Commission as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Commission on November 12, 1999, which is incorporated herein by reference.

10.1

SRS Labs, Inc. 2005 Change in Control Protection Plan, previously filed with the Commission as Exhibit 10.1 to the Form 8-K filed with the Commission on May 2, 2005, which is incorporated herein by reference.

10.2

Form of Participation Agreement under the SRS Labs, Inc. 2005 Change in Control Protection Plan for Select Executive Officers (with schedule of parties attached), previously filed with the Commission as Exhibit 10.2 to the Form 8-K filed with the Commission on May 2, 2005, which is incorporated herein by reference.

10.3

Form of Participation Agreement under the SRS Labs, Inc. 2005 Change in Control Protection Plan for Select Employees (with schedule of parties attached), previously filed with the Commission as Exhibit 10.3 to the Form 8-K filed with the Commission on May 2, 2005, which is incorporated herein by reference.

10.4

SRS Labs, Inc. 2005 Profit Sharing and Bonus Plan, previously filed with the Commission as Exhibit 10.4 to the Form 8-K filed with the Commission on May 2, 2005, which is incorporated herein by reference.

10.5

SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, as amended, previously filed with the Commission as Exhibit 10.5 to the Form 8-K filed with the Commission on May 2, 2005, which is incorporated herein by reference.

10.6

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

SRS LABS, INC., a Delaware corporation

Date: August 11, 2005	By:	/s/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2005	By:	/s/ JANET M. BISKI
Janet M. Biski
Chief Financial Officer
(Principal Financial and Accounting Officer)