Form 10-Q
period 2005-09-30
SRS LABS INC
filed 2005-11-10
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of October 31, 2005, 14,901,124 of the issuer’s common stock, par value $.001 per share, were outstanding; of that amount, 674,098 shares were held as treasury shares.

SRS LABS, INC.

Form 10-Q

For the Period Ended September 30, 2005

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,820,333	$7,011,912
Accounts receivable, net	1,740,935	1,318,665
Inventories, net	624,440	571,280
Prepaid expenses and other current assets	1,366,480	1,337,506
Deferred income taxes	23,406	23,406

Total Current Assets	11,575,594	10,262,769

Investments available for sale	17,068,070	17,261,267
Investment in LLC	—	2,596,090
Furniture, fixtures and equipment, net	1,592,861	1,995,579
Capitalized production costs, net	3,023,775	—
Intangible assets, net	2,546,886	2,660,955
Goodwill	533,031	533,031
Deferred income taxes	325,827	192,750

Total Assets	$36,666,044	$35,502,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,121,332	$984,805
Accrued liabilities	1,813,976	1,640,714
Deferred revenue	350,072	436,910
Income taxes payable	27,043	8,628

Total Current Liabilities	3,312,423	3,071,057

Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized;14,880,317 and 14,671,416 shares issued; and 14,206,219 and 14,229,541 shares outstanding at September 30, 2005 and December 31, 2004, respectively	14,881	14,672
Additional paid-in capital	63,260,412	62,523,292
Accumulated other comprehensive loss	(504,612)	(309,722)
Accumulated deficit	(26,413,615)	(27,853,003)
Treasury stock at cost, 674,098 and 441,875 shares at September 30, 2005 and December 31, 2004, respectively	(3,003,445)	(1,943,855)

Total Stockholders’ Equity	33,353,621	32,431,384

Total Liabilities and Stockholders’ Equity	$36,666,044	$35,502,441

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Semiconductor	$1,929,605	$3,644,298	$6,435,342	$8,992,511
Licensing	3,722,662	2,727,861	10,526,734	8,140,592
Total revenues	5,652,267	6,372,159	16,962,076	17,133,103

Cost of sales:
Semiconductor	753,730	1,320,855	2,481,136	3,269,622
Licensing	100,241	100,342	251,424	146,886
Total cost of sales	853,971	1,421,197	2,732,560	3,416,508

Gross Margin	4,798,296	4,950,962	14,229,516	13,716,595

Operating expenses:
Sales and marketing	1,521,788	1,305,349	4,892,666	4,260,784
Research and development	1,220,889	1,266,606	3,610,829	3,620,219
General and administrative	1,445,733	1,452,236	4,492,991	4,490,732

Total operating expenses	4,188,410	4,024,191	12,996,486	12,371,735

Income from operations	609,886	926,771	1,233,030	1,344,860

Equity in income of investee	—	—	91,096	—
Other income, net	174,195	118,908	488,421	455,132

Income before income tax expense	784,081	1,045,679	1,812,547	1,799,992

Income tax expense	79,887	241,721	373,159	790,863

Net income	$704,194	$803,958	$1,439,388	$1,009,129

Net income per common share:

Basic	$0.05	$0.06	$0.10	$0.07

Diluted	$0.05	$0.05	$0.10	$0.06

Weighted average shares used in the calculation of net income per common share:
Basic	14,094,690	14,278,589	14,076,833	14,045,162

Diluted	15,300,803	15,395,792	15,070,362	15,991,331

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive Income (Loss) for the Period
	Shares	Amount	Capital	Loss	Deficit	Stock	Total	Ended

BALANCE, Dec. 31, 2004	14,229,541	$14,672	$62,523,292	$(309,722)	$(27,853,003)	$(1,943,855)	$32,431,384
Proceeds from exercise of stock options	17,612	18	66,269	—	—	—	66,287
Deferred stock option compensation	—	—	14,831	—	—	—	14,831
Unrealized loss on investments available for sale, net of tax	—	—	—	(259,460)	—	—	(259,460)	(259,460)
Net income	—	—	—	—	221,460	—	221,460	221,460

BALANCE, March 31, 2005	14,247,153	$14,690	$62,604,392	$(569,182)	$(27,631,543)	$(1,943,855)	$32,474,502	$(38,000)
Proceeds from exercise of stock options	110,110	110	355,742	—	—	—	355,852
Deferred stock option compensation	—	—	9,739	—	—	—	9,739
Purchase of treasury stock	(232,223)	—	—	—	—	(1,059,590)	(1,059,590)

Unrealized gain on investments available for sale, net of tax	—	—	—	218,348	—	—	218,348	218,348

Net income	—	—	—	—	513,734	—	513,734	513,734

BALANCE, June 30, 2005	14,125,040	$14,800	$62,969,873	$(350,834)	$(27,117,809)	$(3,003,445)	$32,512,585	$694,082
Proceeds from exercise of stock options	81,179	81	282,490	—	—	—	282,571
Deferred stock option compensation	—	—	8,049	—	—	—	8,049
Unrealized loss on investments available for sale, net of tax	—	—	—	(153,778)	—	—	(153,778)	(153,778)
Net income	—	—	—	—	704,194	—	704,194	704,194

BALANCE, Sept. 30, 2005	14,206,219	$14,881	$63,260,412	$(504,612)	$(26,413,615)	$(3,003,445)	$33,353,621	$1,244,498

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Cash Flows From Operating Activities:
Net income	$1,439,388	$1,009,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,020,639	966,692
Provision for doubtful accounts	47,355	153,859
Benefit for obsolete inventory	(13,449)	(44,600)
Deferred taxes	(133,077)	(20,513)
(Accretion) amortization of (discount) premium on investments available for sale	(1,693)	5,981
Deferred stock option compensation	32,619	66,393
Loss on disposition of furniture, fixtures and equipment	1,417	6,791
Impairment on intangible assets	—	12,163
Equity in income of investee	(91,096)	—
Changes in operating assets and liabilities, net of consolidation of CHS/SRS LLC:
Accounts receivable	(360,554)	(182,417)
Inventories	(25,188)	30,612
Prepaid expenses and other current assets	183,192	192,765
Accounts payable	132,885	(22,402)
Accrued liabilities	105,828	243,498
Deferred revenue	(86,838)	369,125
Income taxes payable	18,415	107,802

Net cash provided by operating activities	2,269,843	2,894,878

Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(165,736)	(874,737)
Proceeds from sales of furniture and equipment	2,300	550
Proceeds from sale of investments available for sale	—	241,876
Investment in LLC	—	(2,025,626)
Capitalized production costs.	(601,273)	—
Expenditures related to patents and intangible assets	(341,833)	(417,742)

Net cash used in investing activities	(1,106,542)	(3,075,679)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	704,710	3,569,927
Purchase of Treasury Stock	(1,059,590)	(164,461)

Net cash (used in) provided by financing activities	(354,880)	3,405,466

Net Increase in Cash and Cash Equivalents	808,421	3,224,665
Cash and Cash Equivalents, Beginning of Period	7,011,912	12,795,620

Cash and Cash Equivalents, End of Period	$7,820,333	$16,020,285

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$546,847	$456,600
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized (loss) gain on investments, net	$(194,890)	$38,823
Fair market value of assets consolidated, inclusive of cash of $10,733	$3,047,154	$—
Fair market value of liabilities assumed in the consolidation	$71,076	$—

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Basis of Presentation and Summary of Significant Accounting Policies and Estimates

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiaries, Valence Tech Limited (including its wholly-owned subsidiaries) and SRSWOWcast.com, Inc. (“SRSWOWcast.com) and CHS/SRS, LLC, a joint venture between the Company and Coming Home Studios LLC (“CHS”) to complete and distribute the concert DVDs (the “Joint Venture”).  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. Certain amounts included in the accompanying prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

In September 2004, the Company entered into a strategic alliance with CHS to produce and sell concert DVDs by Duran Duran, Boz Scaggs, Godsmack and All Access featuring our Circle Surround technology.   In connection with the strategic alliance, the Company and CHS established the Joint Venture.  In July 2005, the Company replaced CHS as the manager of the Joint Venture.  As a result of becoming the manager of the Joint Venture, the Company has control over the Joint Venture’s business strategy and decisions.  Accordingly, the Company is required under applicable accounting rules to consolidate the financial statements of the Joint Venture into our financial statements commencing with the third quarter of fiscal 2005.  Previously, we accounted for our interest (50% of the equity ownership) in the Joint Venture as an investment using the equity method.  In the consolidated financial statements, all inter-company accounts and transactions between the Company and the Joint Venture have been eliminated.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (attributable to common shareholder) — as reported	$704,194	$803,958	$1,439,388	$1,009,129
Add: stock-based employee compensation expense included in reported net income, net of tax effect	4,829	15,715	19,571	39,590
Less fair value of stock-based employee compensation expense, net of tax effect	(273,860)	(380,894)	(854,137)	(1,215,778)
Net income (loss) (attributable to common shareholder) — pro forma	$435,163	$438,779	$604,822	$(167,059)
Net income (loss) per share:
Basic, as reported	$0.05	$0.06	$0.10	$0.07
Basic, pro forma	$0.03	$0.03	$0.04	$(0.01)
Diluted, as reported	$0.05	$0.05	$0.10	$0.06
Diluted, pro forma	$0.03	$0.03	$0.04	$(0.01)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the three and nine months ended September 30, 2005:

	Three months ended Sept 30, 2005	Nine months ended Sept. 30, 2005
Risk-free interest rate	4.2%	4.0%
Expected life	6.25 years	6.25 years
Expected volatility	55%	60%

3.                                      Capitalized Production Costs

Production costs consist of capitalized costs to film and produce concert DVDs for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression and mastering.  The Company amortizes the production costs as units are sold.  Capitalized production costs as of September 30, 2005 is as follows:

September 30, 2005
Capitalized production costs	$3,046,196
Accumulated amortization	(22,421)
Capitalized production costs, net	$3,023,775

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

Capitalized software as of September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004
Capitalized software	$563,568	$464,568
Accumulated amortization	(278,684)	(193,003)
Capitalized software, net	$284,884	$271,565

As of September 30, 2005, the weighted average useful life of the Company’s capitalized software is approximately 2.0 years. The following table shows the estimated amortization expense for those assets for the remaining three months of the current fiscal year end and each of the four succeeding fiscal years.

Year ending December 31,	Estimated Expense
2005	$32,914
2006	$130,964
2007	$78,690
2008	$38,158
2009	$4,158

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

Goodwill and intangible assets consist of the following:

	September 30, 2005	December 31, 2004
Goodwill	$533,031	$533,031

Patents	$2,281,414	$2,038,582
Accumulated amortization	(1,046,394)	(891,178)
Patents, net	1,235,020	1,147,404
Other Intangibles:
Assets acquired in the purchase of our subsidiary Valence Technology in 1998: Covenant not to compete, Developed Technology, ASP brand name, Cell Library, and Customer List	4,910,400	4,910,400
License agreements acquired in purchase of our subsidiary SRSWOWcast in February 2003	640,071	640,071
Poly Planar purchased technology for speaker products	120,000	120,000
Capitalized software and hardware for several technologies	493,841	394,840
Total of Other Intangibles	6,164,312	6,065,311
Accumulated amortization, other intangibles	(4,852,446)	(4,551,760)
Other intangibles, net	1,311,866	1,513,551
Intangible assets, net	$2,546,886	$2,660,955

Amortization periods range from three to eleven years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Patents	$53,834	$46,331	$155,216	$113,307
Other intangibles:
Covenant not to compete, Developed Technology, ASP brand name, Cell Library and Customer List	51,477	51,477	154,432	154,431
License agreements acquired in purchase of our subsidiary SRSWOWcast in February 2003	16,002	16,002	48,005	48,005
Poly Planar purchased technology	—	6,000	4,000	18,000
Capitalized software and hardware	32,746	29,713	94,249	60,358
Total intangible amortization expense	$154,059	$149,523	$455,902	$394,101

As of September 30, 2005, the weighted average useful life of the Company’s patents and intangible assets is approximately 3.0 years. The following table shows the estimated amortization expense for those assets for the remaining three months of the current fiscal year and each of the four succeeding fiscal years:

Year ending December 31,	Estimated expense
2005	$161,618
2006	$643,112
2007	$560,148
2008	$340,215
2009	$184,882
Thereafter	$656,911

6.                                      Investments Available for Sale

The Company has classified its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table summarizes the Company’s investment securities available for sale:

	September 30, 2005	December 31, 2004
Cost	$17,489,688	$17,489,688
Accretion of discount	1,693	—
Unrealized loss	(423,311)	(228,421)
Estimated fair value	$17,068,070	$17,261,267

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	September 30, 2005		December 31, 2004
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
U.S. Government securities available for sale:
Due in one to five years	$17,489,688	$17,068,070	$17,489,688	$17,261,267

The following table summarizes sales of available for sale securities for three months and nine months ended September 30, 2005 and 2004. Specific identification was used to determine costs in computing realized gains or losses.

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

Basic and diluted net income per share computed in accordance with SFAS 128 for the three months and nine months ended September 30, are as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
BASIC EPS
Net income	$704,194	$803,958	$1,439,388	$1,009,129
Denominator: weighted average common shares outstanding	14,094,690	14,278,589	14,076,833	14,045,162
Net income per share—basic	$0.05	$0.06	$0.10	$0.07
DILUTED EPS
Net income	$704,194	$803,958	$1,439,388	$1,009,129
Denominator: weighted average common shares outstanding	14,094,690	14,278,589	14,076,833	14,045,162
Common equivalent shares outstanding:

Options	1,206,113	1,117,203	993,529	1,946,169
Total diluted shares	15,300,803	15,395,792	15,070,362	15,991,331
Net income per share—diluted	$0.05	$0.05	$0.10	$0.06

There were 898,811 and 1,308,500 potentially dilutive options outstanding for the quarters ending September 30, 2005 and 2004, respectively and there were 1,349,811 and 164,000 potentially dilutive options outstanding for the nine months ending September 30, 2005 and 2004, respectively, that were not included in the table above because they would be anti-dilutive.

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

On March 24, 2005, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 of the outstanding shares of the Company’s common stock for a period from January 1, 2005 to December 31, 2005 (the “2005 Repurchase Program”). As of September 30, 2005, 232,223 shares had been repurchased under the 2005 Repurchase Program. Purchases may be made from time to time in the open market, block purchases or privately negotiated transactions, depending on market conditions, share price and other factors.  All repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. The following table shows activity under the 2005 Repurchase Program for the nine months ending September 30, 2005:

September 30,
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

10.                               Segment Information

The Company operates two business segments — semiconductors and licensing.  The Company does not allocate corporate operating expenses or specific assets to these segments. Therefore, the segment information that follows includes only net revenues, cost of sales and gross margins of the identified segments:

	Valence Semiconductor	SRS Labs Licensing	Total
Three Months Ended September 30, 2005
Total revenues	$1,929,605	$3,722,662	$5,652,267
Cost of sales	753,730	100,241	853,971

Gross margin	$1,175,875	$3,622,421	$4,798,296

Three Months Ended September 30, 2004
Total revenues	$3,644,298	$2,727,861	$6,372,159
Cost of sales	1,320,855	100,342	1,421,197

Gross margin	$2,323,443	$2,627,519	$4,950,962

	Valence Semiconductor	SRS Labs Licensing	Total
Nine Months Ended September 30, 2005
Total revenues	$6,435,342	$10,526,734	$16,962,076
Cost of sales	2,481,136	251,424	2,732,560

Gross margin	$3,954,206	$10,275,310	$14,229,516

Nine Months Ended September 30, 2004
Total revenues	$8,992,511	$8,140,592	$17,133,103
Cost of sales	3,269,622	146,886	3,416,508

Gross margin	$5,722,889	$7,993,706	$13,716,595

For the three months ending September 30, 2005, one customer accounted for approximately 10% of consolidated revenues, or $568,149, in the semiconductor segment. For the same period in the prior year, one customer accounted for approximately 12% of consolidated revenues, or $757,886, in the semiconductor segment. There was no significant customer in the licensing segment for the three months ending September 30, 2005 and September 30, 2004.

For the nine months ending September 30, 2005, one customer accounted for approximately 11% of consolidated revenues, or $1,799,659, in the semiconductor segment. For the same period in the prior year no single customer accounted for more than 10% of revenues in the either segment.

The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which the product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	%	2004	%	2005	%	2004	%
Geographic Area Revenue:

Hong Kong	$1,809,186	32	$3,283,202	52	$5,864,536	35	$8,264,269	54
Japan	1,253,986	22	1,098,643	17	4,221,028	25	3,756,473	19
Other Asia Pacific	1,256,014	22	502,769	7	3,268,729	19	1,103,930	9
Americas	590,251	11	512,699	8	1,770,102	10	1,824,668	3
China	662,681	12	797,074	13	1,625,284	10	1,590,754	9
Europe	80,149	1	177,772	3	212,397	1	593,009	6
Total	$5,652,267	100	$6,372,159	100	$16,962,076	100	$17,133,103	100

11.                               Recent Accounting Pronouncements

 In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement 123, which as amended is effective for the Company’s first quarter of 2006. Statement 123(R) requires companies to expense in their consolidated statement of operations the estimated fair value of employee stock options and similar awards. SFAS 123(R) will be effective for quarterly periods beginning after December 31, 2005.  The Company will adopt the provisions of Statement 123(R) using a modified prospective application. Under the modified prospective application, Statement 123(R), which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining period using the compensation cost calculated for pro forma disclosure purposes under Statement 123. Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of Statement 123(R) and additional option grants expected to be made in the future, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in Statement 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

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

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly owned subsidiaries and CHS/SRS, LLC, a joint venture (the “Joint Venture”) that we entered into with Coming Home Studios LLC (“CHS”).

In September 2004, we entered into a strategic alliance with CHS to produce and sell concert DVDs by Duran Duran, Boz Scaggs, Godsmack and All Access featuring our Circle Surround technology.   In connection with the strategic alliance, the Company and CHS established the Joint Venture to complete and distribute the concert DVDs.  In July 2005, we replaced CHS as the manager of the Joint Venture.  As a result of becoming the manager of the Joint Venture, we have control over the Joint Venture’s business strategy and decisions; accordingly, we are required under applicable accounting rules to consolidate the financial statements of the Joint Venture into our financial statements commencing with the third quarter of fiscal 2005.  Previously, we accounted for our interest (50% of the equity ownership) in the Joint Venture as an investment using the equity method.  In the consolidated financial statements, all inter-company accounts and transactions between the Company and the Joint Venture have been eliminated.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues

Semiconductor revenues consists of (a) design fees relating to, and sales of, ASIC for third parties by Valence to original equipment manufacturers (“OEMs”); and  (b) sales of general purpose integrated circuits (“ICs”) designed by Valence under the brand name ASP.  Licensing revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  License and royalty agreements generally provide for the license of technologies for a fee based on the number of units distributed by the licensee.  However, we have in the past and may again in the future, enter into a license agreement for a one-time fee. Also included in licensing revenue are revenues generated from the sale of hardware and software applications into the broadcast audio markets and the sale of concert DVDs.

Total revenues for the three months ended September 30, 2005 were $5,652,267 compared to $6,372,159 for the three months ended September 30, 2004, a decrease of $719,892 or 11.3%. Semiconductor revenues were $1,929,605 for the three months ended September 30, 2005 compared to $3,644,298 for the three months ended September 30, 2004, a decrease of $1,714,693 or 47.1%. Within semiconductor revenue, ASIC accounted for $1,086,207 or 56.3% for the three months ended September 30, 2005 compared to $2,526,417 or 69.3% for the same period last year, a decrease of $1,440,210 or 57.0%. ASP chips accounted for $843,398 or 43.7% for the three months ended September 30, 2005 compared to $1,117,881 or 30.7% for the same period last year, a decrease of $274,483 or 24.6%. Within ASP revenues, SRS chips accounted for 37.3% for the three months ended September 30, 2005 compared to 49.5% for the same period last year. The decrease in semiconductor sales can be attributed to the change in backlog movement, which built up in Q2 2004 and shipped in Q3 2004 resulting in a non-recurring spike in revenue in Q3 2004.  The decrease is also due to competitive pressure in the market and a decline in certain customer sales due to a shift in market trends from CD combo and Boombox to MP3.

Licensing revenues were $3,722,662 for the three months ended September 30, 2005, compared to $2,727,861 for the three months ended September 30, 2004, an increase of $994,801 or 36.5%. The sales growth in licensing was attributable to our continued diversification strategy, which yielded new accounts as well as the expanded use of our technologies in existing accounts in portable devices, PC, mobile phone and automotive markets.  The following table presents the Company’s licensing revenues mix by market segment:

	Three Months Ended September 30,
	2005	2004
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	48%	69%
Portable Media Devices (Digital Media Player, Headphone)	29%	13%
PC (Software, Hardware)	9%	8%
Personal Telecommunications (Mobile Phone, PDA)	11%	7%
Automotive	3%	3%

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margins are dependent on the mix of products sold, services provided and royalties earned. The decline in semiconductor gross margins can be attributable to the amortization of masking charges, competitive pressure in the ASIC market and an aggressive pricing strategy on ASP chips to increase market penetration. The following table presents the Company’s gross margin percentages for the three months ended September 30:

	Three Months Ended September 30,
	2005	2004
Semiconductor
ASIC revenue as a percentage of total semiconductor revenue	56.3%	69.3%
ASIC gross margin	64.8%	63.0%

ASP revenue as a percentage of total semiconductor revenue	43.7%	30.7%
ASP gross margin	55.9%	65.5%

Total semiconductor revenue as a percentage of total revenue	34.1%	57.2%
Total semiconductor gross margin	60.9%	63.8%

Licensing
Licensing revenue as a percentage of total revenue	65.9%	42.8%
Licensing gross margin	97.3%	96.3%

Total Gross Margin	84.9%	77.7%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,521,788 for the three months ended September 30, 2005 compared to $1,305,349 for the same prior year period, an increase of $216,439 or 16.6%.  The increase is attributable to an increase in sales and marketing headcount in our semiconductor and licensing segments. As a percentage of total revenues, sales and marketing expenses increased from 20.5% for the quarter ended September 30, 2004 to 26.9% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities. Research and development expenses were $1,220,889 for the three months ended September 30, 2005 compared to $1,266,606 for the same prior year period, a decrease of $45,717 or 3.6%.  As a percentage of total revenues, research and development expenses increased from 19.9% for the quarter ended September 30, 2004 to 21.6% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,445,733 for the three months ended September 30, 2005 compared to $1,452,236 for the same prior year period, a decrease of $6,503. As a percentage of total revenues, G&A expenses increased from 22.8% for the quarter ended September 30, 2004, to 25.6% for the same period this year.

Other Income, Net

Other income, net, consists primarily of interest income, gain on sale of securities and foreign currency transaction gains and losses. Other income, net, was $174,195 for the three months ended September 30, 2005, compared to $118,908 for the same prior year period, an increase of $55,287 or 46.5%. The increase is primarily attributable to improved interest rates on investments.

Provision for Income Taxes

The income tax expense for the three months ended September 30, 2005 was $79,887, compared to tax expense of $241,721 for the same prior year period, a decrease of $161,834 or 67.0%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings and taxes paid on profits in Hong Kong at the rate of 17.5%.  The lower tax expense for the three months ended September 30, 2005 resulted from decreased taxable income in our foreign subsidiary.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total revenues for the nine months ended September 30, 2005 were $16,962,076 compared to $17,133,103 for the period ended September 30, 2004, a decrease of $171,027 or 1.0%. Semiconductor revenues were $6,435,342 for the nine months ended September 30, 2005 compared to $8,992,511 for the period ended September 30, 2004, a decrease of $2,557,169 or 28.4%. Within semiconductor revenue, ASIC accounted for $4,300,283 or 66.8% for the nine months ended September 30, 2005 compared to $6,188,486 or 68.8% for the same period last year, a decrease of $1,888,203 or 30.5%. ASP chips accounted for $2,135,059 or 33.2% for the nine months ended September 30, 2005 compared to $2,804,025 or 31.2% for the same period last year, a decrease of $668,966 or 23.9%. Within ASP revenues, SRS chips accounted for 40.2% for the nine months ended September 30, 2005 compared to 40.6% for the same period last year.  The decrease in semiconductor sales can be attributed to competitive pressure and the decline in certain customer sales due to a shift in market trends from CD Combo and Boombox products to MP3.

Licensing revenues were $10,526,734 for the nine months ended September 30, 2005, compared to $8,140,592 for the nine months ended September 30, 2004, an increase of $2,386,142 or 29.3%. The sales growth in licensing was attributable to our continued diversification strategy, which yielded new customers and expanded the use of our technologies in portable devices, PC, mobile phone and automotive markets. The following table presents the Company’s licensing revenues mix by market segment:

	Nine Months Ended September 30,
	2005	2004
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	51%	68%
Portable Media Devices (Digital Media Player, Headphone)	23%	10%
PC (Software, Hardware)	11%	11%
Personal Telecommunications (Mobile Phone, PDA)	12%	10%
Automotive	3%	1%

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Gross margins are dependent on the mix of products sold, services provided and royalties earned. The decline in semiconductor gross margins can be attributable to the amortization of masking charges and an aggressive pricing strategy on ASP chips to increase market penetration. The following table presents the Company’s gross margin percentages for the nine months ended September 30:

	Nine Months Ended September 30,
	2005	2004
Semiconductor
ASIC revenue as a percentage of total semiconductor revenue	66.8%	68.8%
ASIC gross margin	64.8%	65.4%

ASP revenue as a percentage of total semiconductor revenue	33.2%	31.2%
ASP gross margin	54.6%	59.8%

Total semiconductor revenue as a percentage of total revenue	37.9%	52.5%
Total semiconductor gross margin	61.4%	63.6%

Licensing
Licensing revenue as a percentage of total revenue	62.1%	47.5%
Licensing gross margin	97.6%	98.2%

Total Gross Margin	83.9%	80.1%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $4,892,666 for the nine months ended September 30, 2005 compared to $4,260,784 for the same prior year period, an increase of $631,882 or 14.8%. The increase is primarily attributable to headcount and recruiting expenses related to increased sales and marketing personnel in our semiconductor and licensing segments.  As a percentage of total revenues, sales and marketing expenses increased from 24.9% for the nine months ended September 30, 2004 to 28.8% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities. Research and development expenses were $3,610,829 for the nine months ended September 30, 2005 compared to $3,620,219 for the same prior year period, a decrease of $9,390.  As a percentage of total revenues, research and development expenses were 21.1% for the nine months ended September 30, 2004, and 21.3% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $4,492,991 for the nine months ended September 30, 2005 compared to $4,490,732 for the same prior year period, an increase of $2,259. As a percentage of total revenues, G&A expenses were 26.2% for the nine-months ended September 30, 2004 and 26.5% for the same period this year.

Equity in Income of Investee

Equity in income of investee of $91,096 for the nine months ended September 30, 2005 represents the Company’s proportionate share of profit from the Joint Venture prior to the consolidation of the Joint Venture’s financial statement with our condensed consolidated financial statements.

Other Income, Net

Other income, net, consists primarily of interest income, gain on sale of securities and foreign currency transaction gains and losses. Other income, net, was $488,421 for the nine months ended September 30, 2005, compared to $455,132 for the same prior year period, an increase of $33,289 or 7.3%. The increase is primarily attributable to improved interest rates on investments.

Provision for Income Taxes

The income tax expense for the nine months ended September 30, 2005 was $373,159, compared to tax expense of $790,863 for the same prior year period, a decrease of $417,704 or 52.8%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings and taxes paid on profits in Hong Kong at the rate of 17.5%.  The lower tax expense in fiscal 2005 resulted from decreased taxable income in our foreign subsidiary.  In addition, we benefited from the U.S. Japan tax treaty, which eliminated source-country withholdings on royalties. That treaty became effective on July 1, 2004.

Liquidity and Capital Resources

The Company’s principal source of liquidity to fund ongoing operations at September 30, 2005 consisted of cash, cash equivalents and long-term investments of $24,888,403.  At September 30, 2005, the Company had cash and cash equivalents of $7,820,333 and long-term investments of $17,068,070. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA.

We generated $2,269,843 of cash and cash equivalents in our operating activities during the first nine months of fiscal year 2005, primarily due to net income, further adjusted for depreciation and amortization and a decrease in prepaid expenses, increases in accounts payable and accrued liabilities offset by an increase in accounts receivable.  In the comparable period of fiscal year 2004, we generated $2,894,878 of cash and cash equivalents in our operating activities primarily due to net income, further adjusted for depreciation and amortization and a decrease in prepaid expenses, increases in accrued liabilities and deferred revenue offset by an increase in accounts receivable.

During the first nine months of fiscal year 2005, we used $1,106,542 in investing activities primarily related to the investment in production costs associated with our strategic alliance with Coming Home Studios LLC, referenced above under the caption “Overview” and expenditures relating to capital equipment, patents and intangibles.  In the comparable period of fiscal year 2004, we used $3,075,679 in investing activities primarily related to the investment in the strategic alliance with Coming Home Studios LLC and expenditures relating to capital equipment, patents and intangibles.

 During the nine months ended September 30, 2005, we used $354,880 in financing activities due to the purchase of treasury stock offset by proceeds received from the issuance of common stock in connection with option exercises.  In the comparable period of fiscal year 2004, we generated $3,405,466 from financing activities primarily due to the issuance of common stock in connection with option exercises.

On September 23, 2004, we entered into a strategic alliance with Coming Home Studios LLC (“CHS”) to produce and sell concert DVDs which incorporate our Circle Surround technology. In connection with that strategic alliance, we entered into a joint venture, CHS/SRS, LLC, formed to complete and distribute concert videos featuring Duran Duran, Boz Scaggs, Godsmack and All Access.

As noted above, in September 2004 we entered into a strategic alliance with CHS to produce and sell concert DVDs using our Circle Surround technology.  In connection with this strategic alliance, we formed the Joint Venture with CHS to complete and distribute the concert DVDs.  Profits from the distribution of the concert DVDs and related assets pursuant to the Joint Venture will be allocated and distributed in the following manner and order: (a) 100% to the Company until such time as we have received 130% of the cumulative additional advances that we provided to the Joint Venture; (b) equally until we and CHS have each received 1.75 times our respective original defined capital contributions; and thereafter (c) 90% to CHS and 10% to the Company.  As of September 30, 2005, our aggregate capital contribution was $3.2 million, consisting of $1.8 million in original capital contributions, $1.1 million in additional advances and $.3 million in capitalized costs associated with the formation of the joint venture.  As of September 30, 2005, CHS’ capital contribution was valued at $1.8 million and consisted of the artist agreements with Duran Duran, Boz Scaggs, Godsmack and All Access pursuant to which the concert videos are filmed, produced and distributed, and is recorded at $0 in the accompanying financial statements.

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

We have invested a total of $3.2 million in CHS/SRS, LLC, our joint venture with CHS to produce a total of six concert DVDs by Duran Duran, Godsmack, Boz Scaggs and All Access featuring our Circle Surround technology.  Although three of the concert DVDs have been completed and are in distribution, the remaining three concert DVDs have been delayed past the originally scheduled completion date.  We depend on the services of other parties beyond our control to produce, complete and distribute the concert DVDs, including, without limitation, the services of CHS pursuant to a production services agreement between CHS and the Joint Venture.  In the event additional funds are required to complete the purpose of the Joint Venture, we may need to make additional cash contributions to the Joint Venture.

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

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

Employment Letter Agreement dated June 24, 2005, between the Company and Michael Franzi, previously filed with the Commission as Exhibit 10.1 to the Form 8-K, filed with the Commission on August 16, 2005, which is incorporated herein by reference.

10.2

Separation Agreement dated September 30, 2005, between the Company and Philip Wong, previously filed with the Commission as Exhibit 10.1 to the Form 8-K, filed with the Commission on September 30, 2005, which is incorporated herein by reference.

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

SRS LABS, INC., a Delaware corporation

Date: November 10, 2005	By:	/s/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2005	By:	/s/ JANET M. BISKI
Janet M. Biski
Chief Financial Officer
(Principal Financial and Accounting Officer)