Form 10-K
period 2005-12-31
SRS LABS INC
filed 2006-03-24
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $60,577,545 (computed using the closing price of $6.10 per share of Common Stock on June 30, 2005, as reported by the Nasdaq Stock Market).

As of March 15, 2006, 15,150,467 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding. Of that amount, 674,098 shares were held as treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2006 are incorporated by reference in Part III of this Form 10-K.

SRS LABS, INC.

Annual Report on Form 10-K

You should carefully consider the risk factors described below and in Item 1A of this Form 10-K, as well as the other information included in this Annual Report on Form 10-K prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. Unless the context requires otherwise, references to “the Company,” “we,” “us,” “our” and “SRS Labs” refer specifically to SRS Labs and its direct and indirect subsidiaries as well as the CHS/SRS LLC joint venture described in this Report.

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

Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue,” “may,” “could” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, it is possible that our expectations will not be realized.

As more particularly discussed in Item 1A of this Form 10-K, some important factors that could cause actual results or outcomes for SRS Labs or our subsidiaries to differ materially from those discussed in forward-looking statements include:

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

•                    the financial uncertainties related to the disposition of our semiconductor business;

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

PART I

Item 1.                        Business

Overview

SRS Labs is a leading developer and provider of audio and voice technology solutions for the home entertainment, portable media device, personal telecommunications, personal computer, automotive, and broadcast markets, and a developer and provider of application specific integrated circuits, or ASICs, and standard integrated circuits, or ICs.

Historically, we have operated in the two business segments, licensing and semiconductors.

Licensing:   Through SRS Labs, the parent company, and our wholly-owned subsidiary, SRSWOWcast.com, inc., doing business as SRSWOWcast Technologies, or SRSWOWcast, the licensing segment develops and licenses audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers, or OEMs, software providers and semiconductor companies, and licenses and markets hardware and software products for the Internet and professional audio markets.

In September 2004, we entered into a strategic alliance with Coming Home Studios LLC, or CHS to use and promote SRS Labs technologies, promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, the Company and CHS established a joint venture, CHS/SRS, LLC, or the Joint Venture, to produce and distribute six concert videos by Duran Duran, Boz Scaggs, Godsmack and All Access featuring our Circle Surround technology. In July 2005, we replaced CHS as the manager of the Joint Venture. As a result of becoming the manager of the Joint Venture, we have control over the Joint Venture’s business strategy and decisions; accordingly, we are required under applicable accounting rules to consolidate the financial statements of the Joint Venture into our financial statements commencing with the third quarter of fiscal 2005. In the consolidated financial statements, all inter-company accounts and transactions between the Company and the Joint Venture have been eliminated. Previously, we accounted for our 50% equity ownership in the Joint Venture as an investment using the equity method.

On February 23, 2006, our Board of Directors, or the Board, authorized management to take all reasonable steps to divest our entire equity interest in the Joint Venture. We have not yet estimated the costs we will incur in connection with the divestiture of our equity interest in the Joint Venture. Furthermore, we recorded an asset impairment charge of $3.3 million related to our investment in the Joint Venture, which is included in our consolidated results of operations for the quarter ended December 31, 2005. The impairment charge was determined based on (a) sales to date and expected future net cash flows to the Company from the Joint Venture, and (b) the estimated cost to complete the remaining three unreleased Concert Videos and their expected sales once completed.

Semiconductors:   Through Valence Technology Limited, a Hong Kong company, and its subsidiaries, which we collectively refer to as Valence, we operate a fabless semiconductor business which develops, designs and markets standard and custom analog ICs, digital signal processors, or DSPs, and mixed signal integrated circuits primarily to OEMs, and original design manufacturers, or ODMs, in the Asia Pacific region.

On February 23, 2006, the Board approved a plan to sell Valence in order to focus increased management attention and financial resources on what it believes to be a larger and expanding market opportunity for its licensing business. We have retained Kaufman Bros., L.P., a financial advisor based in New York City, to assist us in facilitating a sale. As a result of our decision to sell Valence, we will account for the semiconductor business segment as a discontinued operation beginning in the quarter ending March 31, 2006. See Note 14 to the Company’s consolidated financial statements.

In 2003, we reported our revenues in the following five segments: licensing, semiconductors, component distribution, product sales and Internet and broadcast. In 2004, we decided to reduce our segments to licensing and semiconductors because the revenues attributable to the other three segments were not material. Revenue from the component distribution segment is now reported in the semiconductor segment and revenues from product sales and Internet and broadcast segments are now reported in the licensing segment. Segment information for prior years has been restated to conform to the current year presentation. The following table shows our revenues, cost of sales and gross margin by product segment for the last three fiscal years:

	Years ended December 31,
	2005		2004	2003
Licensing:
Total revenues	$14,795,810		$10,831,704	$9,101,399
Cost of sales	3,204,021	(a)	228,147	102,979
Gross margin	$11,591,789		$10,603,557	$8,998,420
Semiconductors:
Total revenues	$8,432,449		$10,770,684	$10,712,382
Cost of sales	3,411,649		3,725,062	3,953,100
Gross margin	$5,020,800		$7,045,622	$6,759,282
Total:
Total revenues	$23,228,259		$21,602,388	$19,813,781
Cost of sales	6,615,670	(a)	3,953,209	4,056,079
Gross margin	$16,612,589		$17,649,179	$15,757,702

(a)           Cost of sales includes the write-off of the capitalized production costs of $2.8 million related to CHS/SRS LLC.

Further financial information for business segments, geographic areas and customer concentration is included in this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplemental Data” and in Notes 1 and 11 to the Notes to Consolidated Financial Statements. Revenues for each of our business segments as a percentage of consolidated revenues and additional discussion relating to our revenues are presented under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Reference also is made to “Item 1A. Risk Factors” for a discussion relating to certain business risks relating to our business.

SRS Labs was incorporated in the State of California on June 23, 1993 and reincorporated in the State of Delaware on June 28, 1996. Our executive offices are located at 2909 Daimler Street, Santa Ana, California 92705. Our telephone number is (949) 442-1070.

Our Products and Technologies

Licensing

Our licensing business develops and markets audio rendering, voice and surround sound technologies to OEMs, ODMs, semiconductor manufacturers, and software providers in the home entertainment, portable media device, personal telecommunications, automotive and personal computer markets. Our portfolio of licensable technologies includes a wide range of techniques for the processing and delivery of audio, voice and surround sound, including the following:

•       Surround Sound—Our surround sound technology, Circle Surround®, is a complete encoding and decoding format. Circle Surround encoding enables the distribution of up to 6.1 channels of audio over existing two-channel carriers such as digital media files, standard definition and high-definition television, FM radio, and CDs. Circle Surround decoding decodes Circle Surround encoded material for multi-channel playback or creates up to 6.1 channels of audio from older formats of material, including mono, stereo, 4-channel surround or other matrix surround formats. Circle Surround decoding is available in three solutions: Circle Surround, Circle Surround II™ and Circle Surround Automotive™.

•       Audio Rendering—Our audio rendering technologies optimize device audio output and enable the presentation of 3D and multichannel audio content over two speakers. These technologies include the ability to render 5.1multichannel content over two speakers, to create a wider sound stage for more natural audio, to improve the perceived bass response in small speakers, and to dynamically position audio sources in a virtual 3D space using headphones, and to reposition the audio image for non-optimally placed speakers. Our audio technologies include: SRS Xspace 3D™, SRS WOW™, SRS WOW XT™, SRS WOW HD™, SRS TruBass®, SRS FOCUS®, SRS Headphone™, SRS DialogClarity™, SRS TruSurround® XT, SRS 3D® Sound and SRS Auto™.

•       Voice Processing—Our VIP™ and Noise Reduction™ technologies, dramatically reduce noise to produce much clearer and crisper dialog over wireless communication devices and improve the intelligibility of the human voice in a variety of listening situations, including high ambient background environments.

The SRS Labs portfolio of technologies can address a broad spectrum of product applications within the vertical markets that we have targeted. Our technologies may be implemented in a variety of methods, including discrete analog components, chip modules, analog semiconductors, DSPs and software. These various implementation options offer customers flexibility when incorporating our technologies into products.

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

As of the end of 2005, approximately 39 engineers supported our IC design capabilities. We outsource the manufacturing of these ASICs to a network of fabrication partners throughout Asia Pacific, including Chartered Semiconductor, Samsung and Tower Semiconductor Limited in Israel.

In addition to performing contract design work, we also design, develop and market standard ICs for the Asia Pacific manufacturing market under the ASP brand name. The products created are based upon management’s analysis of trends in the market, knowledge gained from long standing relationships with customers and overall business experience. The general purpose integrated circuits offered include micro-controllers for DVD Players, set-top box receivers and audio/video equipment; ICs for telecommunication and game equipment; small signal transistors and ICs used mainly in the manufacture of consumer products such as television sets, radios, telephones, computer mother boards, add-on boards and audio hi-fi systems. Many of these products are developed by utilizing our custom design libraries, advanced mixed signal design technologies, system level expertise, software knowledge and understanding of customer requirements. Many of these chips include SRS audio technologies and by the end of 2005, 38% of the ASP product line included SRS audio chips.

Our Customers and Markets

We license our technologies and sell our semiconductors throughout the Western Hemisphere, the Asia Pacific region and in Europe. The following table presents our revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Years ended December 31,
	2005	%	2004	%	2003	%
Geographic Area Revenue:
Hong Kong	$7,672,588	33%	$9,975,904	46%	$9,235,976	47%
Japan	5,644,518	24%	4,906,343	23%	5,402,565	27%
Korea	4,217,780	18%	1,456,063	7%	381,416	2%
China	2,734,596	12%	2,028,224	9%	2,193,863	11%
Americas	2,300,263	10%	2,354,668	11%	875,461	5%
Other Asia Pacific	383,420	2%	205,817	1%	845,529	4%
Europe	275,094	1%	675,369	3%	878,971	4%
Total	$23,228,259	100%	$21,602,388	100%	$19,813,781	100%

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

The following chart shows the percentage of our licensing revenue we received in 2005 and 2004 from each of these markets.

Home Entertainment

Home entertainment products represent the largest current market for our technologies and have historically been the largest revenue contributor to our licensing business. Manufacturers in this market utilize our technologies to differentiate their products from their competitors while improving functionality and product performance. In many instances, manufacturers license multiple technologies from us for multiple product lines and divisions. Product categories within this market include HD televisions (such as LCD and Plasma televisions), set-top boxes, DVD players, audio/video receivers, and complete home-theater-in-a-box systems.

Televisions.   Our audio technologies are widely used by television manufacturers as a differentiating feature and as a solution to audio challenges that manufacturers encounter. As television makers continue to migrate from bulky tube models to thinner digital displays, manufacturers are finding that they have less room for speakers, which may compromise the overall audio quality of the television. We provide manufacturers with patented solutions for accurately presenting surround sound, improving bass response, increasing dialog clarity, and creating a more natural sound stage. These solutions improve the audio quality of the set without the expense of additional equipment or larger speakers. In 2005, our technologies continued to grow in popularity for use in flat panel TVs from LG, Samsung, and Sony.

DVD Players & Set-top Boxes.   Although they present surround sound content, DVD players and set-top-boxes are typically connected to two-channel televisions. Our SRS TruSurround XT technology creates a surround sound experience over any existing two-speaker system, including the internal speakers of a television. This technology also creates a virtual surround experience from stereo material.

A/V Receivers & Home-Theater-in-a-Box.   The audio/visual receiver is the central hub for a typical home theater system. Many homes are now being equipped with “home-theater-in-a-box” systems that come complete with a DVD player, VCR, CD player, set-top box, and 5.1 speakers. Our portfolio of technologies addresses the needs of this market by improving audio performance and by providing surround sound rendering.

Personal Telecommunications

SRS Labs provides the personal telecommunications market with both voice and audio rendering technologies. Mobile phones are adding multimedia at a rapid pace. New services include digital music downloads, ring-tones and true-tones, streaming video, gaming, and television viewing. In 2004 and 2005, KDDI, SK Telecom, Sprint, and Verizon joined NTT DoCoMo and others with new multimedia services. SRS Labs’ strong presence in the home entertainment market, our suite of voice technologies, and our existing start into the mobile market with customers like NEC present a growth opportunity for SRS Labs. SRS solutions address specific needs in the mobile market. For example, our technologies address needs like voice intelligibility in noisy environments, clarity of dialog in video content, poor bass-response of small speakers, hampered stereo imaging in narrow-set speakers, and 3D audio for interactive gaming.

Portable Media

MP3 players and other portable media players enable consumers to enjoy audio and video content while on the go. As volume for these devices increases, consumer pricing pressure leads to wider use of cost-effective components by manufacturers to keep production costs low. Also, the small footprint of these devices limits speaker size and speaker spacing. Our solutions enable vendors of portable media devices to increase the quality of their audio output without increasing hardware component costs. In 2005, customers using SRS technologies in their portable media player products included LG, Reigncom (iRiver), and Samsung.

Personal Computers

Personal computers (PCs) in the home are often used as media hubs. Through PCs, users enjoy and manage collections of music, and movies along with downloaded and recorded television programming. This content is now being distributed through the home using networked media adapter products. Throughout these systems, there is a need for optimizing playback on the computer speakers, presenting a home theater experience on a laptop, transmitting surround sound around the home, and enjoying content on headphones. Technology solutions from SRS are well positioned to fill these needs. In 2005, Toshiba and Fujitsu were among the customers using SRS technologies in their personal computer and related products.

Automotive

SRS Labs has invested in research to create solutions specific to the needs of the automotive market. Within vehicles, audio and video content is played from multiple sources and then presented on both speakers and headphones. Stereo content from sources like CDs, MP3 players, and HD Radio® needs to be presented on all speakers in the car, some of which may not be optimally placed and may not have strong bass response. Surround sound content from DVDs, radio, and downloaded music needs to be rendered on both car speakers with a maximum sweet spot and on rear-seat headphones. Our automotive solutions like SRS CS Auto, SRS Circle Surround II, and SRS TruSurround XT meet these needs and provide manufacturers in this segment with a fully tunable solution. In 2005, customers using our automotive technology included Fujitsu-Ten, Kenwood, and Philips.

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

Our target customers for ICs are the original design manufacturers, or ODMs and OEMs of a variety of television applications, including LCD, projection, CRT and plasma televisions, as well as personal telecommunications, automotive, portable audio and personal computer equipment.

Customer Concentration

For fiscal year 2005, there was no customer that accounted for more than 10% of consolidated revenues. For fiscal year 2004, one customer in the semiconductor segment accounted for approximately 10% or $2,180,065 of consolidated revenues. For fiscal year 2003, one customer in the semiconductor segment accounted for approximately 11% or $2,107,790 of consolidated revenues. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectibility of related receivables could have a material adverse effect on our financial condition and results of operations.

Our Strategy

As explained above, we are pursuing the divestiture of our semiconductor business in order to focus on our licensing business. Consequently, the following discussion addresses the key elements of the strategy for our licensing business.

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

The mission of our licensing platform efforts is to achieve comprehensive and strategic coverage for our technology solutions within all of our targeted vertical product markets in order to expand sales and licensing opportunities. By developing strong relationships with the leading software and semiconductor companies, our audio technologies can be delivered to customers worldwide across high growth and high volume product applications.

We work together with our platform partners (leading semiconductor manufacturers and middleware or firmware software providers) to provide our mutual customers with the technology, which best fits their needs. We also together solicit other customers who use the platform. Many times, a platform partner will become enabled with our technology due to a customer request. Other platforms become enabled with our technology due to their identification as a key component to enter a new market.

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

OEM Marketing Programs.   In the majority of products which use SRS technologies, our logo is either prominently displayed on the product itself or, in the case of software products and mobile phones, featured in the graphical user interface. This consistent logo exposure is considered a key tool in reaching consumers worldwide. In addition, we work with our OEM customers as they launch new products that feature SRS technologies. We supply complete SRS corporate and technology tool kits with a wide array of material, including SRS logos, illustrations, technology explanations and suggested demonstration material. In 2005, for example, we worked with Dell to place SRS Circle Surround encoded high-definition video and our logo into their sales kiosks.

Online Branding.   Online exposure has also been an important part of our branding strategy. A beneficial component of our relationship with Microsoft is that the SRS logo displayed in the audio control panel of Microsoft’s Windows® Media Player links to an SRS technology page. As a result, SRS has received significant traffic and opportunities to create brand awareness with consumers and to educate consumers on the benefits of SRS technology.

Our online efforts also include the direct sale of plug-ins for Windows Media Player. Revenue from the sale of these products is not significant, but gives us a valuable demonstration platform to showcase our audio technologies.

Use of SRS Technology by Content and Broadcast Professionals.   We develop, license and sell professional hardware and software products to enable content companies, broadcasters and music publishers to encode their material using our SRS Circle Surround technology. When SRS Circle Surround is professionally used, the logo is often displayed within the content itself, on the packaging material, or in the case of radio an announcement that the broadcast is being delivered in SRS Circle Surround. We have concentrated on three key market segments in the professional audio space: television, radio and music, and have developed a line of hardware and software products to address these markets. These products are sold directly to professional customers and are also available from selected dealers and distributors servicing the professional audio and broadcast communities. We did not generate significant revenue from the sale of professional hardware equipment in 2005. The primary purpose of this business is to enable our other businesses and to increase awareness for SRS Labs within the content community.

Sales and Marketing

We have two types of revenue collection systems with our licensees—bundled or non-bundled. Under a bundled agreement, royalty revenue may be collected by our platform partner at the time the solution is sold to an OEM or ODM. Most often, however, we collect revenue directly from our licensees. These licensing arrangements with OEMs or ODMs authorize them to design, build and sell products containing our technology. Under this licensing method, OEM product licensees are free to choose a semiconductor solution from the platform partner that best suits their technical and cost-of-goods-sold requirements. We receive royalties directly from the licensed OEM or ODM for the use of our technologies in licensed products manufactured and shipped by the OEM or ODM. Many major OEMs have licenses or purchase products manufactured by a licensed ODM for the use of one or more of our technologies and for the use and display of our trademarks. In the case of the platform partner who bundles our technology within their solution, the cost of the solution includes our royalty at the time it is sold. The platform partner remits that royalty directly back to us on behalf of the licensee, thus streamlining the royalty collection process of royalty reporting.

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

To implement our licensing sales strategy within our identified vertical markets, we have established a direct sales force and a worldwide network of independent sales agents. In North America, we employ a direct sales force to market our portfolio of audio and voice technologies to the OEM community. Internationally, we maintain offices in Japan, Hong Kong and Korea to support our multi-national OEM customers. We actively promote the use of our trademarks and logos and direct customers to prominently display the appropriate SRS technology logo on products, packaging and in advertising. We work closely with our licensees to enhance their success in selling finished products and semiconductor products that incorporate our technologies through a variety of licensee support programs. These programs include engineering support, sales training, tradeshow support, publicity and media relations programs, customized marketing materials, advertising, speaking engagements and industry conferences. Where possible, we use the Internet to provide technology demonstrations. We conduct in-person technology demonstrations or presentations for the press and other companies to promote our technologies and products.

We also regularly participate in tradeshows and conferences to increase awareness of our technologies and to market our technologies and products. We work closely with our licensees and Platform Partners to actively explore additional opportunities to place our technologies in new products and/or markets.

Backlog

Backlog is applicable only to our semiconductor business. Sales of semiconductors are primarily made pursuant to standard purchase orders for the delivery of ASIC and IC products. Order quantities and delivery schedules are frequently changed to reflect product availability, scheduling at our fabrication partner facilities or changes in our customers’ needs. Customer orders can be canceled or rescheduled without significant penalty to the customer. Accordingly, our backlog at any particular date is not representative of actual sales for any succeeding period. For this reason, we believe that backlog is not generally a good indicator of future revenue. As of December 2005 and 2004, the backlog of orders for ASIC and IC products to non-affiliated parties was $961,194 and $1,539,567, respectively. We expect that all or substantially the entire current backlog of orders for 2005 will be completed in 2006.

Research and Development

Our customers compete in markets that are characterized by rapidly changing technology and continuous improvement in products and services. Our research and development expenditures in 2005, 2004, and 2003 were approximately 26.1%, 30.0% and 28.9% of total operating expenses respectively. These expenses consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies.

As of December 31, 2005, we had 51 employees in our R&D group representing 45% of our total human resources. Our software, hardware and application engineers focus on developing intellectual property, technology solutions and consumer products. Twelve engineers are based in the U.S. and support of our licensing business with the remaining 39 engineers based in Hong Kong and support of our semiconductor business.

Competition

We compete in each of our business segments with a number of different companies, which produce a variety of technologies, processes and products.

Licensing

Competition in the audio, voice and surround sound technology licensing business includes other licensing companies who offer competing technologies as well as the internal engineering department of our licensees, who may develop audio technologies for use in their own products.

In the field of audio improvement, we compete directly with other audio providers, including Audistry by Dolby, BBE Sound, and Qsound. Our 3D positional audio technology directly competes with technologies from QSound and Synoptic. We believe that our bass technology, TruBass, competes directly with several technologies, including MaxxBass from Waves, Ltd, Vi.B.E from Spatializer, and non-proprietary bass systems, such as Bass Boost, that are included on a variety of electronics products, including televisions, portable stereos and speaker products. Because our audio technologies work with any existing recorded material, whether mono, stereo or surround sound, most of our audio technologies, including SRS 3D, SRS FOCUS, SRS TruBass and SRS Dialog Clarity, can be used either as an alternative or as a complement to almost any competing audio technology.

Our surround sound rendering technologies compete primarily with Dolby Virtual Speaker and our surround sound format competes directly with the Dolby ProLogic family. However, our surround sound decoders and renderers are compatible with third party content formats, creating an opportunity for cooperation. Specifically, our surround sound decoders compete primarily with Dolby ProLogic II and DTS NEO 6.

Many companies in the wireless and telecommunications industry are investigating methods to increase the quality of a voice signal; but we believe that their development work focuses on techniques to reduce noise and provide echo cancellation. We are not aware of any direct competing technologies to our voice technology, VIP, which processes the actual voice signal to improve intelligibility leveraging the nature of the human speech pattern. VIP is compatible to these other noise cancellation techniques.

Many of the companies referenced above have, or may have, substantially greater resources than us to devote to advance their existing technologies and develop new products. We believe that we compete based primarily on the quality and performance of our proprietary technologies, brand name awareness, the ease and cost of implementing our technologies, the ability to meet OEMs’ needs to differentiate their products, and the strength of our licensee relationships. However, there can be no assurance that based on these factors, we will continue to be competitive with existing or future products or technologies of our competitors.

In the broadcast and professional audio markets, our Circle Surround technology competes directly with surround sound formats from Dolby Laboratories and DTS, Inc., which market professional products for the encoding and creation of multichannel content. Both of these companies have more established reputations, greater technical, sales, marketing and distribution capabilities and stronger brand presence in the movie/cinema, television broadcast and music recording segments of professional audio. These competitors also have established or may establish strategic relationships with potential customers of our Circle Surround technology that may affect our customers’ decisions to purchase products or license technology from us.

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

Our ability to develop standard ICs that incorporate our audio technologies has opened up new chip sales opportunities, but could in the future cause channel conflict with our network of SRS technology semiconductor partners. Our objective has been to minimize this conflict by concentrating our design and sales efforts on chip products for markets and product applications that are underserved by our existing semiconductor partners.

The markets in which we sell our products are also subject to significant price competition. Accordingly, we expect to continue to experience declines in the selling prices of our products over the life cycle of each product. In order to offset declines in the selling prices of our products, we have been required to reduce the costs of products through product design changes, manufacturing process changes, volume discounts and other savings negotiated with our manufacturing subcontractors. Since we do not operate our own manufacturing facilities, we may not be able to reduce costs as rapidly as competitors who perform their own manufacturing. Our gross margins are affected by our ability to design and introduce, in a timely manner, lower-cost versions of existing products or higher gross margin new products, and our ability to successfully manage our manufacturing subcontractor relationships.

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

In order to protect the underlying technology concepts, we have filed and/or obtained patents for all of our marketed technologies including technologies marketed under the trademarks SRS, TruSurround, TruSurround XT, FOCUS, Circle Surround, Circle Surround II, WOW, VIP and TruBass. In addition, we have numerous issued patents and patents pending for speaker and other acoustic reproduction technologies. We pursue a general practice of filing patent applications for our technologies in the United States and various foreign countries where our licensees manufacture, distribute or sell licensed products. We continually update and add new applications to our patent portfolio to address changing worldwide market conditions and our new technological innovations. The range of expiration dates for our patents extend between the years 2006 to 2015. We have multiple patents covering unique aspects and improvements for many of our technologies. Accordingly, the expiration of any single patent is not likely to significantly affect our intellectual property position or the ability to generate licensing revenue.

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

Seasonality

Due to the dependence of both our licensing and semiconductor businesses on the consumer electronics market, we experience seasonal fluctuation in sales and earnings. In particular, we believe that the licensing business experiences seasonality relating to the Christmas season in the fourth quarter, and the semiconductor business located in the Asia Pacific region experiences seasonality related to the Chinese New Year in the first quarter. We have moved toward diversifying our key market segments in the consumer electronics industry in an effort to even out our seasonal fluctuation.

Employees

As of December 31, 2005, we employed 113 persons, 23 in finance and administration; 51 in research and development, engineering and product development; and 39 in sales and marketing. Of the 113 employees, we employ 74 individuals in our semiconductor business; 12 in finance and administration; 39 in research and development, engineering and product development; and 23 in sales and marketing. All of the semiconductor employees are located overseas. None of our employees are covered by a collective bargaining agreement or are presently represented by a labor union. We have not experienced any labor problems or a work stoppage and believe we have good relations with our employees.

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

Item 1A.                Risk Factors

We are exposed to risks in our licensing business related to product and customer concentration.

Currently, our licensing revenue is concentrated in the home theater market with the majority of revenue generated from the inclusion of SRS technology inside televisions, DVD players and set-top boxes. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. While consumer spending in general on consumer electronic products has increased, retail prices for certain consumer electronics products that include our audio technology, such as DVD players, have decreased significantly. Indications are that this trend will continue for the foreseeable future. From time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of revenue from a particular product application, such as DVD players, set-top boxes or televisions. Consumer electronics products manufacturers could decide to exclude our audio rendering technology from their home theater products altogether in an effort to reduce cost. The loss of any such customer could have a material adverse affect on our financial condition and results of operations.

Our business is highly dependent on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality, and is subject to risks related to product transitions and supply of other components.

The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. The dynamic nature of this market limits our, as well as our customers’ ability to accurately forecast quarterly and annual sales. If we, or our customers, are unable to manage product transitions, our business and results of operations could be negatively affected.

Pricing pressures on the consumer electronics product manufacturers, who incorporate our technologies into their products, could limit the licensing fees we charge for our technologies, which could adversely affect our revenues.

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

We conduct operations in a number of countries and are subject to risks of international operations, particularly in Asia and the People’s Republic of China.

We have significant operations in Hong Kong, the People’s Republic of China (PRC) and other parts of Asia that require refinement to adapt to the changing market conditions in those regions. Our operations in Asia, and international operations in general, are subject to risks of unexpected changes in, or impositions of, legislative or regulatory requirements.

Our customers geographically located in the Asia Pacific markets accounted for approximately 89%, 86%, and 91% of total Company sales in 2005, 2004 and 2003, respectively and are expected to continue to account for a substantial percentage of sales in the future. The economic climate in Asia continues to be impacted by increases in unemployment, declines in consumer spending, currency devaluation and bank failures. Any of these factors, should they continue, could significantly reduce the demand for the end user goods in which our products and technologies are used.

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

Hong Kong is a Special Administrative Region of the PRC with its own government and legislature. Hong Kong enjoys a high degree of autonomy from the PRC under the principle of “one country, two systems.” It is possible that Hong Kong may not continue to enjoy autonomy from the PRC.

The Hong Kong dollar has remained relatively constant due to the U.S. dollar peg and currency board system that has been in effect in Hong Kong since 1983. Since mid-1997, interest rates in Hong Kong have fluctuated significantly and real estate and retail sales have declined. It is possible that the Hong Kong economy may deteriorate or that the historical currency peg of the Hong Kong dollar to the U.S. dollar may not be maintained. Continued declining consumer spending in Hong Kong, deflation or the discontinuation of the currency peg could adversely affect our business.

Our ability to generate revenues and meet with customers may be effected by widespread illness

Widespread illnesses such as the SARS illness and the Avian Influenza, or Asia Bird Flu, could impact our operations or our consumer electronics licensee’s operations. For example, our ability to visit our customers, our ability to conduct sales meetings or presentations, and sell through rates of electronics products to end consumers may be dramatically effected by either widespread or perceived potential illnesses.

We are uncertain of the total costs associated with the planned divestiture of Valence.

In order for us to focus on our licensing business, our Board approved on February 23, 2006 the sale of our semiconductor business. In connection with such sale, the Company may incur cash and non-cash accounting charges, which at the present cannot be reasonably estimated. The timing and amount of the net charges may have a negative impact to the statement of operations.

If the sale of consumer electronics products incorporating our technologies does not grow in emerging markets, our ability to increase our licensing revenue may be limited.

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

We have a long and unpredictable sales cycle, which can result in uncertainty and delays in generating additional revenues.

Historically, because of the complexity of our technologies, it can take a significant amount of time and effort to explain the benefits of our technologies and to negotiate a sale. For example, it typically takes six to nine months after our first contact with a prospective customer before we start licensing our technology to that customer. In addition, purchases of our products are usually made in connection with new design starts, the timing of which is outside of our control. Accordingly, we may be unable to predict accurately the timing of any significant future sales of our products. We may also spend substantial time and management attention on potential license agreements that are not consummated, thereby foregoing other opportunities.

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

Our ability to compete may be affected by our ability to protect our proprietary information. We have filed numerous U.S. and foreign patent applications and to date have a number of issued U.S. and foreign patents covering various aspects of our technologies. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent, as do the laws of the U.S. It is possible that third parties may assert claims or initiate litigation against us or our customers with respect to existing or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights.

If we lose the services of our key personnel, or if we are unable to attract and retain other key personnel, we may not be able to manage our operations or meet our growth objectives.

Our future success depends to a large extent upon the continued service of key personnel, including engineering, sales and marketing staff, and highly skilled semiconductor design staff. We anticipate that any future growth will require us to recruit and hire a number of new personnel in engineering, operations, finance, sales and marketing. Competition for such personnel can be intense, and it is possible that we may not be able to recruit and retain necessary personnel to operate our business and support future growth.

The market price of our common stock is volatile and your investment in our common stock could suffer a decline in value.

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

Our certificate of incorporation and bylaws as well as Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that might enable our management to discourage, delay or prevent change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock.

We face intense competition from companies with greater brand recognition and resources.

The digital audio, consumer electronics, and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants

Many of our current and potential competitors enjoy substantial competitive advantages, including:

•       greater name recognition;

•       a longer operating history;

•       more developed distribution channels and deeper relationships with semiconductor and consumer electronics products manufacturers;

•       a more extensive customer base;

•       broader product and service offerings;

•       greater resources for competitive activities, such as research and development, strategic acquisitions, alliances, joint ventures, sales and marketing, and lobbying industry and government standards; and

•       more technicians and engineers.

As a result, these current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements.

Item 1B.               Unresolved Staff Comments.

None.

Item 1C.               Executive Officers of the Registrant

The following table sets forth the executive officers of SRS Labs, Inc., their ages as of March 1, 2006, and the positions currently held by each person:

Name	Age	Position
Thomas C.K. Yuen	54	Chairman, Chief Executive Officer and President
Ulrich Gottschling	47	Chief Financial Officer, Treasurer and Secretary
Alan Kraemer	55	Executive Vice President, Chief Technology Officer
David Frerichs	36	Executive Vice President, Strategic Marketing and Corporate Development
Lionel Cheng	48	President, ValenceTech, Limited
Janet Biski	50	Vice President
Michael Franzi	50	Vice President, Sales & Licensing
Sarah Yang	39	Vice President, Software Engineering

The Chief Executive Officer, President and Chief Financial Officer are elected annually by the Board at its first meeting following the annual meeting of stockholders. Other executive officers may be appointed by the Board of Directors at such meeting or at any other meeting. All executive officers serve at the pleasure of the Board of Directors.

Thomas C.K. Yuen   has served as Chairman, Chief Executive Officer, President and a director of SRS Labs since January 1994. Mr. Yuen also serves as Chairman of the Board and Chief Executive Officer and a Director of ValenceTech Limited, its wholly-owned subsidiary Valence Technology Limited, and of SRS WOWcast, Inc. Prior to joining SRS Labs, Mr. Yuen co-founded Irvine-based AST Research, Inc. in 1981. He served as AST’s co-chairman and chief operating officer. Under his leadership, AST became a Fortune 500 company in 1991, and its stock was named the Best Performing NASD Stock of 1991. Mr. Yuen departed AST in 1992 and focused his efforts on investing in new projects. Before co-founding AST, he held various engineering and project management positions with Hughes Aircraft Company, Sperry Univac and Computer Automation. Mr. Yuen was born in Shanghai, China and raised in Hong Kong. He received his Bachelor of Science Degree in Electrical Engineering from University of California, Irvine in 1974 with School Honors. He is also an Honorary Professor of China Nationality University in Beijing. Mr. Yuen is the recipient of several awards from University of California, Irvine, including the UCI Medal in 1990; the outstanding Engineering Alumni Award in 1987 and the Distinguished Alumnus Award in 1986. He was named one of the top 25 executives of the computer industry by the Computer Reseller News Magazine in 1988 and 1991. In 1997, Mr. Yuen received the Director of the Year award from the Orange County Foundation of Corporate Directors.

Ulrich Gottschling   has served as Chief Financial Officer, Secretary and Treasurer of SRS Labs since January 2006. Previously, Mr. Gottschling served as CFO of Valor Computerized Systems, Inc. (VCS), which offers integrated software solutions from design-through-manufacturing to the electronics supply chain, from 1999 to 2005 and as Vice President of Operations of VCS since 2000. He was also President, CFO and a member of the board of directors of E4ENET.Com, Inc., an affiliated company of VCS, which offers business-to-business collaboration technology. Prior to joining VCS, Mr. Gottschling was CFO of Sound Source Interactive, Inc, a publicly-held entertainment software company, from 1995 to 1999 and also served as President and Chief Operating Officer of Sound Source from 1997 to 1999.

Alan Kraemer   has served as Chief Technology Officer of SRS Labs since January 2005. He has also served as Executive Vice President, Technology and Business Development since June 2004. Prior thereto, he served as Vice President, Engineering of the Company since April 2000 and Director of Engineering since February 1994. In addition, Mr. Kraemer served as President of Sierra Digital Productions, Inc., a compact disc production and recording company, since August 1989. Prior to joining SRS Labs, Mr. Kraemer served as Senior Vice President of Engineering of De LaRue Printrak, a manufacturer of automatic fingerprint identification systems, Vice President of Engineering for AST Research, a personal computer manufacturer, Vice President of Engineering with Point4 Data Corporation, and as Director of Software Engineering of Northrop Electronics.

David Frerichs   has served as Executive Vice President, Strategic Marketing and Corporate Development since November 2005. Prior to joining SRS, he was Vice President, US general manager at Coding Technologies, a European audio compression IP licensing company, from July 2002 to November 2005. From June 1999 to July 2002, he served as founder then as President of iM Networks, a small venture-backed corporation, which later formed a joint venture in Japan with Softbank Broadmedia. Previously, he held senior product marketing management positions. Mr. Frerichs holds a BS in Computer Engineering from the University of Illinois, Urbana/Champaign.

Lionel Cheng   has served as acting President of Valence since September 2005. Mr. Cheng originally joined Valence in May 2004 to serve as Vice President of Operations and Marketing. Prior to joining Valence, he held the position of General Manager for the Asia Pacific region from April 2003 to October 2004 at Egenera, Inc., a U.S.-based firm focused on improving data centers. Before Egenera, he held the position of Director & General Manager at Oasis Computer Consultant, LTd. from May 2001 to

April 2003. Mr. Cheng has also served as Vice President of Business Development & General Manager for Asia Online Ltd from June 2000 to April 2001. In addition, he previously held management positions at Tektronix, AST Research Inc. and PC Plus Ltd./Swire Systems Ltd. Mr. Cheng’s experience in management throughout the Asia Pacific region spans more than 20 years.

Janet Biski   has served as Vice President since January 2006 and prior to as Chief Financial Officer and Treasurer of SRS Labs since December 2002. Ms. Biski has also served as Secretary of SRS Labs from November 2004 to December 2005. Previously, she was a founder and served as Chief Financial Officer and Vice President of Operations for AccentCare, Inc., a home-care company, from April 1999 to December 2002. During that time, AccentCare successfully completed 15 acquisitions and grew revenues to approximately $100M. Prior to joining AccentCare, Ms. Biski served as Vice President, Chief Financial Officer, Secretary and Treasurer of SRS Labs from 1994 to 1999. Ms. Biski was part of the management team in its early start-up phase and successfully led the Company through the completion of its initial public offering. Ms. Biski also participated in SRS Labs’ acquisition of Valence as well as several of the company’s technology acquisitions. Early in her career, Ms. Biski was a regional controller for Fujitsu Business Systems, and held various financial management positions at IBM/ROLM. Ms. Biski has a BS in Accounting from the State University of New York.

Michael Franzi   has served as Vice President, Sales and Licensing since August 2005. Before joining SRS, Mr. Franzi was Chief Marketing Officer at THX, formerly a division of Lucasfilm, from October 2004 to July 2005. THX is a leading supplier of technology solutions and services for the consumer electronics, cinema, DVD authoring, games and automotive markets. Prior to THX, Mr. Franzi was VP of Americas: Marketing and Sales for a subsidary company of KDDI Corporation from November 2003 to October 2004. There he successfully launched many innovative products for real time monitoring of video quality, into the professional TV broadcast and post-production markets. Prior to that, he was Vice President, Worldwide Sales and Marketing for Planar Systems from September 2000 to February 2003. Previously, he held senior sales and marketing management positions at leading technology companies including Tektronix, Inc. and Conexant Systems. Mr. Franzi holds a Bachelors of Science in Electrical Engineering from the University of Pittsburgh and has attended executive management classes at Wharton Business School.

Sarah Yang   has served as Vice President of Software Engineering since January 2006 and as Senior Director of Software Engineering since 2004. Previously, Ms. Yang served as Director of Software Engineering from 2001. Ms. Yang joined SRS Labs in February of 2000 as senior DSP engineer. Prior to joining SRS, Ms. Yang was Senior Consultant at CSC and has held senior software engineering positions at Vicor Corporation and National Instruments. Ms. Yang holds an MS in Physics from Texas A&M University and an MS in Electrical Engineering from The Institute of Acoustics in China.

Item 2.                        Properties

Our worldwide headquarters are located in Santa Ana, California, in a 23,400 square foot facility consisting of office and warehouse space. The lease is for a term of three years scheduled to expire on May 31, 2008. We lease this facility from Daimler Commerce Partners, L.P., the general partner of which is Conifer Investments, Inc. The sole shareholders of Conifer are Thomas C.K. Yuen, our Chairman, Chief Executive Officer and President, and his spouse, Misako Yuen, as co-trustees of the Thomas Yuen Family Trust. Mr. and Mrs. Yuen also serve as the executive officers of Conifer. Mr. and Mrs. Yuen, as co-trustees of the Trust, beneficially own a significant amount of our outstanding shares of common stock. We paid the Daimler Commerce Partners rent of $222,066, $210,600, $208,260 in 2005, 2004 and 2003, respectively. The terms and conditions of the lease are competitive based on a review of similar properties in the area with similar terms and conditions.

Valence’s principal executive offices and research and development facility are located in Kwun Tong, Kowloon, Hong Kong in a 16,600 square foot facility under two lease agreements, which expire in November 2006. Pursuant to these leases, we paid rent of  $153,971 during 2005, $148,349 during 2004 and $330,826 during 2003.

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

	High	Low
Fiscal 2005
First Quarter	$6.50	$3.70
Second Quarter	$6.12	$3.46
Third Quarter	$6.71	$5.03
Fourth Quarter	$6.90	$5.34
Fiscal 2004
First Quarter	$12.00	$5.76
Second Quarter	$7.85	$3.98
Third Quarter	$6.77	$3.81
Fourth Quarter	$7.45	$5.21

At March 15, 2006, the last sale price of the Common Stock was $5.75 per share.

Holders

At March 15, 2006, there were 411 stockholders of record.

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

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2005.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	4,444,254(1)(3)	$4.41	2,562,863(2)

(1)          Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 4,314,254 shares under the 1996 Plan and 130,000 shares under the Non-employee Directors Plan.

(2)          Represents shares of common stock that may be issued pursuant to options available for future grants under the following plans: 2,192,863 shares under the 1996 Plan and 370,000 shares under the Non-employee Directors Plan.

(3)          No options have been granted under the 1993 plan since June 7, 1996. The 1993 plan expired on December 10, 2003.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

On March 25, 2005, the Board adopted a stock repurchase program authorizing the purchase of shares of up to $3,000,000 of its common stock for a period from April 2005 to March 2006. As of March 6, 2006, total purchases under the program since inception were 232,223 shares at an average purchase price of $4.56 per share. There were no purchases by the Company during the quarter ended December 31, 2005.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands except per share data)
Revenues:
Licensing	$14,796	$10,832	$9,102	$8,224	$5,181
Semiconductor	8,432	10,770	10,712	10,778	10,250
Total revenues	23,228	21,602	19,814	19,002	15,431
Cost of sales:
Licensing	447	228	103	154	415
Semiconductor	3,411	3,725	3,953	4,600	6,289
Write-off of capitalized production costs	2,757	—	—	—	—
Total cost of sales	6,615	3,953	4,056	4,754	6,704
Gross margin	16,613	17,649	15,758	14,248	8,727
Operating expenses:
Sales and marketing	6,891	5,445	5,487	4,626	4,475
Research and development	4,700	4,767	4,264	4,189	3,576
General and administrative	6,401	5,675	5,053	4,890	5,167
Total operating expenses	17,992	15,887	14,804	13,705	13,218
(Loss) income from operations	(1,379)	1,762	954	543	(4,491)
Write-off of investment	(185)	—	—	—	—
Equity in income of investee	91	32	—	—	—
Other income, net	670	595	538	774	797
Minority interest	—	—	5	78	193
(Loss) income before income tax expense	(803)	2,389	1,497	1,395	(3,501)
Income tax expense	621	810	1,038	589	377
Net (Loss) income	$(1,424)	$1,579	$459	$806	$(3,878)
Net (loss) income per common share:
Basic	$(0.10)	$0.11	$0.04	$0.06	$(0.31)
Diluted	$(0.10)	$0.10	$0.03	$0.06	$(0.31)
Weighted average number of shares used in the calculation of net (loss) income per common share:
Basic	14,118	13,950	13,033	12,648	12,630
Diluted	14,118	15,781	14,421	12,862	12,630
Balance sheet data:
Working capital	$8,849	$7,192	$12,335	$14,401	$19,615
Total assets	35,065	35,502	31,491	29,307	28,263
Stockholders’ equity	30,813	32,431	27,950	25,282	24,536

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

We are a leading developer and provider of audio and voice technology solutions for the home entertainment, portable media device, personal telecommunications, personal computer, automotive, and broadcast markets, and a developer and provider of application specific integrated circuits, or ASICs, and standard integrated circuits, or ICs.

In 2003 we reported our revenues in the following five segments: licensing, semiconductors, component distribution, product sales, and Internet and broadcast. In 2004, we decided to reduce our segments to licensing and semiconductors because of the materiality of the revenues attributable to the other three segments. For all periods reported, revenue from the component distribution segment is reported in the semiconductor segment and revenues from product sales and Internet and broadcast segments are reported in the licensing segment.

Licensing:   The licensing segment develops and licenses audio and voice technology solutions to many of the world’s leading OEMs, software providers and semiconductor companies, and licenses and markets hardware and software products for the Internet and professional audio markets.

In September 2004, we entered into a strategic alliance with Coming Home Studios LLC, or CHS to use and promote SRS Labs technologies, promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, the Company and CHS established a joint venture, CHS/SRS, LLC, or the Joint Venture, to produce and distribute six concert videos by Duran Duran, Boz Scaggs, Godsmack and All Access featuring our Circle Surround technology, or the Concert Videos. Initially, Coming Home Studios LLC was the manager of the CHS/SRS Joint Venture; however, due to the Company’s concerns about production delays and completion risks with respect to the Concert Videos, the Company became manager of the CHS/SRS Joint Venture in July, 2005. As a result of becoming the manager of, and providing financial support to the Joint Venture, the Company was required under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R), to consolidate the financial statements of the Joint Venture into our financial statements commencing with the third quarter of fiscal 2005. In the consolidated financial statements, all inter-company accounts and transactions between the Company and the Joint Venture have been eliminated. Previously, we accounted for our 50% equity ownership in the Joint Venture as an investment using the equity method.

In February 2006, our Board of Directors, or the Board, authorized management to take all reasonable steps to divest our entire equity interest in the Joint Venture. We have not yet estimated the costs we will incur in connection with the divestiture of our equity interest in the Joint Venture.

In addition, we recorded an asset impairment charge of $3.3 million related to our investment in the Joint Venture, which is included in our consolidated results of operations for the quarter ended December 31, 2005. See “Critical Accounting Policies—Valuation of long lived assets—Impairment,” herein. The impairment charge was determined based on (a) sales to date and expected future net cash flows to the Company from the Joint Venture, and (b) the estimated cost to complete the remaining three unreleased Concert Videos and their expected sales once completed. Because the impairment does not relate to cash charges, we do not expect the impairment charge will result in future cash expenditures, except for certain legal and accounting expenses related to the disposition of our interest in the Joint Venture. Because we are required to consolidate the financial statements of the Joint Venture, the impairment amount has been recorded as: a $2,757,172 charge to cost of goods sold principally related to a write down of capitalized production costs, a $348,167 charge to general and administrative expenses, and a $185,304 charge to write off our remaining investment in the Joint Venture which is included in Other Income/Expense. The amounts included in the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2005 as write off of investment in LLC, reflects the Company’s capital contribution of $2,943,966, capitalized costs associated with the Joint Venture of $149,766, its proportionate share of profit from the Joint Venture of $123,454, and the consolidated net equity of the LLC in the amount of $96,859.

Semiconductor:   Through Valence Technology Limited, a Hong Kong company and its subsidiaries, which we collectively refer to as Valence, we operate a fabless semiconductor company which develops, designs and markets standard and custom, analog, DSPs, and mixed signal, integrated circuits primarily to OEMs and ODMs in the Asia Pacific region.

In February 2006, the Board approved a plan to sell Valence in order to focus increased management attention and financial resources on what it believes to be a larger and expanding market opportunity for its licensing business. As a result of our decision to sell Valence, we will account for the semiconductor business segment as a discontinued operation beginning in the quarter ending March 31, 2006.

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

If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required.

Intangible Assets & Capitalization of Software

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets”, we assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our adoption of SFAS 142. However, no assurances can be given that future evaluation of goodwill will not result in charges as a result of future impairment.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives. Costs paid by us related to the establishment and transfer of patents, primarily legal costs, are capitalized and amortized over periods ranging from five to ten years, depending on the estimated life of the technology patented. Consideration for the purchase of assets in excess of the fair market value of specifically identified tangible assets has been capitalized as intangible and is being amortized over periods ranging from three to 11 years depending on the useful life of the asset. We annually evaluate the recoverability of our patents and intangible assets based on the estimated future undiscounted cash flows. Should the carrying value of patents or intangible assets exceed the estimated future undiscounted cash flows for the expected periods of benefit, such assets will be written down to fair value.

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Under Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” we capitalize software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided that capitalized amounts will be realized over a period not exceeding five years. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Under SFAS No. 86, annual amortization of software development costs are equal to the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. We are using the straight-line method of amortization because the software can be used for many products and the estimates required to be made under the ratio that current gross revenues for products bear to the total of the current and anticipated future gross revenues for that product could result in under reporting of expense. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized to cost of sales using the straight-line method on a product-by-product basis over the estimated life, which is generally three years. To the extent that amounts capitalized for software development costs become impaired due to a decline in demand or the introduction of new technology, such amounts will be written-off. All other research and development expenditures are charged to research and development expense in the period incurred.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. As discussed further in Note 3 to the Notes to the Consolidated Financial Statements, based upon our most recent assessment as of December 31, 2005, we have determined there was a $3.3 million impairment in the value of our investment in the Joint Venture.

Income Taxes

In preparing our consolidated financial statements, we estimate our income taxes in each of the countries in which we operate. The process used to make these estimates includes an assessment of the current tax expense, the results from tax examinations and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We account for income taxes in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the reliability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2005, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on certain deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry-forward period available under the tax law, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting either in a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Results of Operations

The following table sets forth certain consolidated operating data as a percentage of total revenue for the years ended December 31, 2005, 2004, and 2003:

Percentage of Total Revenue

	Years Ended December 31,
	2005	2004	2003
Revenues:
Licensing	64%	50%	46%
Semiconductor	36	50	54
Total revenues	100	100	100
Cost of sales:
Licensing	14 (a)	1	0
Semiconductor	15	17	20
Total cost of sales	29	18	20
Gross margin	71	82	80
Operating expenses
Sales and marketing	30	26	28
Research and development	20	22	22
General and administrative	27	26	25
Total operating expenses	77	74	75
Operating (loss) income	(6)	8	5
Equity in income of investee	0	0	0
Other income, net	2	3	3
Minority interest	0	0	0
(Loss) income before income taxes	(4)	11	8
Income tax expense	2	4	6
Net (loss) income	(6)%	7%	2%

(a)           Cost of sales includes the write-off of the capitalized production costs of $2.8 million related to CHS/SRS LLC.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Total revenues for fiscal 2005 were $23,228,259 compared to $21,602,388 in fiscal 2004, an increase of $1,625,871 or 7.5%. Licensing revenues were $14,795,810 in fiscal 2005, compared to $10,831,704 in fiscal 2004, an increase of $3,964,106 or 36.6%. This increase is attributable to our diversification strategy, which generated revenues in new product categories such as portable audio devices, mobile phones, and PCs, and continued demand in the home theater market, which includes set-top boxes and televisions. The following table presents our mix of licensing revenues by market segment:

	Years Ended
	December 31,
	2005	2004
Home Entertainment (TV, Set-Top Box, A/V Receiver, DVD)	51%	67%
Portable Media Devices (Digital Media Player, Headphone)	23%	12%
PC (Software, Hardware)	12%	10%
Personal Telecommunications (Mobile phone, PDA)	11%	10%
Automotive	3%	1%
	100%	100%

Semiconductor revenues were $8,432,449 in fiscal 2005 compared to $10,770,684 in fiscal 2004, a decrease of $2,338,235 or 21.7%. In 2005, ASIC semiconductor revenue was negatively affected by a decline in demand for our products utilized in the traditional CD Combo and Boombox markets due to increased sales of MP3 players, and the phasing out of certain of our ASIC products due to changes in customer demand. This decrease in our ASIC revenues was partially offset by increases in our ASP revenues due to the introduction of several new ASP products. ASIC semiconductor revenue accounted for $5,301,396 or 62.9% in fiscal 2005 compared to $7,752,537 or 72.0% in fiscal 2004, a decrease of $2,451,141 or 31.6%. ASP chips accounted for $3,131,053 or 37.1% in fiscal 2005 semiconductor revenue compared to $3,018,147 or 28.0% in fiscal 2004, an increase of $112,906 or 3.7%. The growth in ASP revenues is partially attributable to increased demand for ASP chips as compared to traditional ASIC chips.

Gross Margin

Cost of sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Included in cost of sales for fiscal 2005 is the write down of capitalized production costs of $2,757,172 related to the Joint Venture. Gross margins are dependent on the mix of products sold, services provided and royalties earned. The following table presents the our gross margin percentages for fiscal year 2005 compared to fiscal year 2004:

	Years Ended December 31,
	2005		2004
Licensing
Licensing revenue as a percentage of total revenue	63.7%		50.1%
Licensing gross margin	78.3	%(a)	97.9%
Semiconductor
ASIC revenue as a percentage of total semiconductor revenue	62.9%		72.0%
ASIC gross margin	63.7%		65.1%
ASP revenue as a percentage of total semiconductor revenue	37.1%		28.0%
ASP gross margin	52.5%		66.3%
Total semiconductor revenue as a percentage of total revenue	36.3%		49.9%
Total semiconductor gross margin	59.5%		65.4%
Total Gross Margin	71.5%		81.7%

(a)           Decrease in gross margin is due to write-off of capitalized production costs of $2.8 million.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $6,890,666 for fiscal year 2005, of which $5,192,090 and $1,698,576 was incurred by the licensing and semiconductor segment, respectively. Sales and marketing expenses were $5,445,224 for fiscal year 2004, of which $4,550,100 and $895,124 was incurred by the licensing and semiconductor segment, respectively. Overall sales and marketing expenses were $1,445,442 or 26.5% higher in fiscal 2005 due to increased staffing in the licensing segment, increased commissions on higher licensing revenues and continued advertising campaigns to brand the SRS logo. As a percentage of total revenues, sales and marketing expenses increased from 25.2% for fiscal year 2004, to 29.7% for fiscal year 2005.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $4,700,016 for fiscal year 2005, of which $2,224,237 and $2,475,779 was incurred by licensing and semiconductor, respectively. Research and development expenses were $4,767,004 for fiscal year 2004, of which $2,261,886 and $2,505,118 was incurred by the licensing and semiconductor segment, respectively. The overall decrease in research and development expenses of $66,988 or 1.4% is primarily attributable to minor adjustments in staffing in both segments. We expect that research and development expenses will increase in 2006 as we continue to expand our intellectual property, which we believe is critical to our business. We expect that research and development expenses will fluctuate as a percentage of revenue due to change in sales volume. As a percentage of total revenues, research and development expenses decreased from 22.1% for fiscal year 2004, to 20.2% for fiscal year 2005.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. General and administrative expenses were $6,401,021 for fiscal year 2005, of which $4,345,465 and $2,055,556 was incurred by the licensing and semiconductor segment, respectively.  General and administrative expenses were $5,675,294 for fiscal year 2004, of which $3,492,995 and $2,182,299 was incurred by the licensing and semiconductor segment, respectively.  Corporate overhead costs of $1,173,327 and $1,128,529 were allocated to the semiconductor segment in 2005 and 2004, respectively, and are included in the above amounts. The overall increase of $725,727, or 12.8%, was primarily attributable to increased professional fees, public company expenses, including costs incurred for Sarbanes-Oxley 404 compliance, write-down of Joint Venture assets of $348,167, and increased amortization associated with the increased capitalization of patents and purchased technology absorbed by the licensing segment, offset by decreases in headcount related costs in the semiconductor segment. As a percentage of total revenues, general and administrative expenses increased from 26.3% for fiscal year 2004, to 27.6% for fiscal year 2005.

Equity in Income of Investee

Equity in income of investee of $91,096 represents the Company’s proportionate share of profit from the Joint Venture prior to the consolidation of the Joint Venture’s financial statement with our consolidated financial statements.

Other Income, Net

Other income, net, consists principally of interest income and write-off of investment in the Joint Venture. Other income, net, was $484,526 for fiscal year 2005, compared to $594,922 for fiscal year 2004, a decrease of $110,396 or 18.6%. The decrease is primarily attributable to loss on our investment in the Joint Venture in 2005.

Provision for Income Taxes

The income tax provision for fiscal 2005 was $620,893 compared to $810,416 for fiscal 2004 a decrease of $189,523 or 23.4%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings and taxes paid on profits in Hong Kong at the rate of 17.5%. The lower tax expense in fiscal 2005 resulted from decreased taxable income in our foreign subsidiary and higher taxable income from our U.S. operations for which we apply net operating loss carry-forwards to offset taxable income. Additionally, in 2005, we benefited from the U.S. Japan tax treaty, which eliminated source-country withholdings on royalties. That treaty became effective on July 1, 2004.

We had federal and state net operating loss carry-forwards at December 31, 2005 of approximately $18,686,000 and $9,333,000, respectively. The net operating loss carry-forwards began expiring in 2003 and will continue through 2025. In addition, we had federal tax credit carry-forwards of approximately $1,914,000, at December 31, 2005, which begin to expire in 2011. As of December 31, 2005, a valuation allowance of $11,668,869 was established based on our assessment of our future ability to realize certain deferred tax assets.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

Total revenues for fiscal 2004 were $21,602,388 compared to $19,813,781 in fiscal 2003, an increase of $1,788,607 or 9.0%. Licensing revenues were $10,831,704 in fiscal 2004, compared to $9,101,399 in fiscal 2003, an increase of $1,730,305 or 19.0%. This increase is attributable to our diversification strategy, which generated revenues in new product categories such as mobile phones, portable audio devices, and PCs and increased penetration in the Company’s key home theater market, including set-top boxes and televisions, which incorporate SRS Labs’ technologies. The following table presents the Company’s licensing revenues mix by market segment:

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

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $5,445,224 for fiscal year 2004, of which $4,550,100 and $895,124 was incurred by licensing and semiconductor, respectively. Sales and marketing expenses were $5,487,159 for fiscal year 2003, of which $4,193,274 and $1,293,885 was incurred by licensing and semiconductor, respectively. Overall, sales and marketing expenses were $41,935 or 0.8% higher in fiscal 2003 due to strong consumer advertising campaigns to market the SRS Labs’ speaker products and to brand the SRS logo to consumers worldwide, offset by decreases in semiconductor costs related to changes in headcount. As a percentage of total revenues, sales and marketing expenses decreased from 27.7% for fiscal year 2003, to 25.2% for fiscal year 2004.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $4,767,004 for fiscal year 2004, of which $2,261,886 and $2,505,118 was incurred by the licensing and semiconductor segment, respectively.  Research and development expenses were $4,263,682 for fiscal year 2003, of which $1,875,863 and $2,387,819 was incurred by the licensing and semiconductor segment, respectively. The overall increase of $503,322 or 11.8% is primarily attributable to increased costs in the licensing segment associated with personnel and expenses associated with supporting the Company’s customers in its five key markets. We expect that research and development will continue to be critical to our business as we introduce new products, but such expenses will fluctuate as a percentage of revenue due to change in sales volume. As a percentage of total revenues, research and development expenses increased from 21.5% for fiscal year 2003, to 22.1% for fiscal year 2004.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. General and administrative expenses were $5,675,294 for fiscal year 2004, of which $3,492,995 and $2,182,299 was incurred by the licensing and semiconductor segment, respectively. General and administrative expenses were $5,053,387 for fiscal year 2003, of which $4,048,864 and $1,004,523 was incurred by the licensing and semiconductor segment, respectively. In fiscal 2004, the Company began allocating a portion of its corporate overhead costs included in the licensing segment to the semiconductor segment. In fiscal 2004, $1,128,529 in corporate overhead costs was allocated to the semiconductor segment and is included in the above amount. The overall increase of $621,907 or 12.3% was primarily attributable to increased professional fees, public company expenses, including costs incurred for Sarbanes-Oxley 404 compliance and increased amortization associated with the increased capitalization of patents and purchased technology. As a percentage of total revenues, general and administrative expenses increased from 25.5% for fiscal year 2003, to 26.3% for fiscal year 2004.

Equity in Income of Investee

Equity in income of investee represents the Company’s proportionate share of profit from the Joint Venture. For fiscal 2004, the joint venture is accounted for using the equity method and profits are recognized following the guidance for equity method accounting. For fiscal 2004, the profit recognized under the agreement was $32,358.

Other Income, Net

Other income, net, consists principally of interest income and realized gains on sale of securities. Other income, net, was $594,922 for fiscal year 2004, compared to $538,278 for fiscal year 2003, an increase of $56,644 or 10.5%. The increase is primarily attributable to investment gains from sales of U.S. Treasury securities in 2004.

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

Selected Quarterly Operating Results

The following table sets forth certain quarterly summary financial data for the eight quarters in the period ended December 31, 2005. The quarterly information is based upon financial statements prepared by us on a basis consistent with our audited consolidated financial statements and, in management’s opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Report. Our quarterly operating results have varied significantly in the past and are expected to vary significantly in the future. Due to rounding differences, the quarters in a given year may not add precisely to the annual numbers for that year.

	Three Months Ended
	Mar 31,	June 30,	Sep 30,	Dec 31,	Mar 31,	June 30,	Sep 30,	Dec 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(In thousands except per share amounts)
Revenues:
Licensing	$3,264	$3,540	$3,723	$4,269	$2,927	$2,485	$2,728	$2,691
Semiconductor	1,985	2,521	1,930	1,997	2,416	2,932	3,644	1,778
Total revenues	5,249	6,061	5,653	6,266	5,343	5,417	6,372	4,469
Gross margin	4,464	4,967	4,798	2,383	4,434	4,331	4,951	3,933
Operating expenses	4,344	4,464	4,188	4,995	4,458	3,889	4,024	3,516
(Loss) income from operations	120	503	610	(2,612)	(24)	442	927	417
Net (loss) income	$221	$514	$704	(2,864)	$(25)	$230	$804	$569
Net (loss) income per common share:
Basic	$0.02	$0.04	$0.05	$(0.20)	$0.00	$0.02	$0.06	$0.04
Diluted	$0.01	$0.03	$0.05	$(0.20)	$0.00	$0.01	$0.05	$0.04

Liquidity and Capital Resources

At December 31, 2005 cash, cash equivalents and long-term investments were $25,829,509 compared to $24,273,179 as of December 31, 2004, an increase of $1,556,330. Of that, $8,752,339 was held in cash and cash equivalents, an increase of $1,740,427 from cash and cash equivalents of $7,011,912 held at December 31, 2004 primarily resulting from positive cash flow generated by operating activities. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. We held $17,077,170 in investments available for sale at December 31, 2005, as compared to $17,261,267 at December 31, 2004 a decrease of  $184,097. Investments consist of U.S. government securities rated AAA. In fiscal 2005, 2004 and 2003, operations were funded primarily from cash from operations.

Net cash provided by operating activities was $2,994,327 and $2,535,210 for fiscal 2005 and 2004, respectively. The $459,117 increase in net cash provided by operating activities in fiscal year 2005, compared to fiscal year 2004, was primarily a result of non-cash items including the write-down of the investment in the Joint Venture of $3,314,045, depreciation and amortization of $1,385,374, offset by a net loss of $1,424,385 and increase in accounts receivable of $1,537,127. Accounts receivable increased 112% during fiscal 2005 due to increases in both licensing and semiconductor revenues during the fourth quarter of 2005 as compared to the fourth quarter of 2004. The total days sales outstanding on a consolidated basis were 46 days at December 31, 2005 compared to 22 days at December 31, 2004 due to increases in both licensing and semiconductor revenues during the fourth quarter of 2005, which resulted in higher than average accounts receivable and days sales outstanding. Prepaid expenses and other current assets decreased $400,733 in fiscal 2005 due to a decrease in advanced payments of promotional costs as of year-

end. In fiscal 2005, accounts payable and accrued liabilities increased $612,565 and $315,955, respectively primarily due to an increase in professional fees and deferred revenues increased $100,726 due to increased prepayment of license fees.

Our net cash used in investing activities was $1,184,323 and $10,805,115 for fiscal 2005 and 2004, respectively. The decrease in cash used for investing activities in fiscal 2005 is due primarily to purchases of furniture, fixtures and equipment of $276,484 and expenditures related to patents and intangible assets of $440,515. During fiscal 2004, we entered into a strategic alliance with Coming Home Studios LLC, which used cash of $481,081 and $2,563,732 during 2005 and 2004, respectively.

Our net financing activities used cash of $69,577 during fiscal 2005 and provided cash of $2,486,197 during fiscal years 2004. Our financing activities during 2005 and 2004 primarily consisted of proceeds from the exercise of employee stock options of $990,013 and $3,711,451, respectively, offset by the purchase of treasury shares for $1,059,590 and $1,225,254, respectively.

We recorded an impairment charge of $3.3 million as of December 31, 2005, based on a total loss of the carrying value of the Company’s investment in the Joint Venture. Because the impairment does not relate to cash charges, we do not expect the impairment charge will result in future cash expenditures, except for certain legal and accounting expenses related to the disposition of the Company’s interest in the Joint Venture.

We believe our existing cash balances and investments together with cash generated from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing. It is possible that such additional funds will not be available on terms acceptable to us or at all.

Contractual Cash Obligations and Contingent Liabilities and Commitments

We have contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies our expected contractual obligations and commitments subsequent to December 31, 2005:

	Payments due by period
		Less than		More than 3
Contractual Obligations	Total	1 year	1-3 years	years
Operating lease obligations	$758,458	$414,377	$344,081	—
Total	$758,458	$414,377	$344,081	—

Recent Accounting Pronouncements

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”). SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s results of operations or financial position.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 151 in the fiscal year beginning January 1, 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

Share-Based Payment

In March 2005, the SEC issued guidance on FASB SFAS 123(R), Share-Based Payments (“SFAS No. 123R”). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 123R. This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (the first quarter of fiscal year 2006 for the Company). The pro forma disclosures permitted under SFAS No. 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company will adopt SFAS No. 123R in its first quarter of fiscal year 2006 on a modified prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company intends to use the Black-Scholes valuation method to estimate the fair value of its options. The Company believes that its adoption will have a material negative impact on its consolidated results of operations and financial position.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting investment earnings.

Foreign Currency

International sales represent a significant portion of our total revenues. To date, all of our licensing revenues have been denominated in U.S. dollars and most costs have been incurred in U.S. dollars. Valence’s operations are in Hong Kong and customers in the PRC, and, accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. We use the local currency (Hong Kong dollars) as the functional currency for Valence. The Hong Kong dollar has remained relatively constant due to the U.S. dollar peg and currency board system that has been in effect in Hong Kong since 1983. To date, most of our semiconductor revenue and expenses incurred have been denominated in Hong Kong dollars. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in fiscal 2005, 2004, and 2003. Cash balances maintained by Valence in excess of normal operating requirements are invested in U.S. denominated bank accounts further reducing balance sheet exposure to changes in foreign currency exchange rates. Under the current circumstances, we believe that the foreign currency market risk is not material, however, it is possible that the Hong Kong economy may worsen or that the historical currency peg of the Hong Kong dollar to the U.S. dollar not be maintained. We actively monitor our foreign exchange exposure and, should circumstances change, intend to implement strategies to reduce our risk at such time that it determines that the benefits of such strategies outweigh the associated costs. It is possible that management’s efforts to reduce foreign exchange exposure will not be successful.

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

Item 8.                        Financial Statements and Supplementary Data

The financial statement information, including the Report of Independent Registered Public Accounting Firm, required by this Item 8 is set forth on pages 48 to 77 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Financial Information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

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

Changes in Internal Controls.   There have been no changes in our internal controls over financial reporting that occurred during our fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Information regarding our executive officers is included in Item 1C of Part I of this Annual Report on Form 10-K and is hereby incorporated into this Item 10 by reference. The information set forth under the captions “Election of Directors,” “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders that is scheduled to occur in June 2006, is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after the close of fiscal 2005.

Item 11.                 Executive Compensation

Except as specifically provided, the information set forth under the captions “Compensation of Executive Officers” and “Information About the Board of Directors and Committees of the Board—Compensation of Directors” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the SEC not later than 120 days after the close of fiscal 2005. The Report on Executive Compensation and the Performance Graph set forth under the caption “Compensation of Executive Officers” in the Proxy Statement shall not be deemed incorporated by reference herein and shall not otherwise be deemed “filed” as part of this Annual Report on Form 10-K.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The Proxy Statement will be filed with the SEC no later than 120 days after the close of fiscal 2005.

Information regarding equity compensation plans required by this Item 12 is included in Item 5 of Part II of this Annual Report on Form 10-K and is incorporated into this Item by reference.

Item 13.                 Certain Relationships and Related Transactions

The information set forth under the caption “Transactions with Management and Others” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of fiscal 2005.

Item 14.                 Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Relationship of the Company with Independent Registered Public Accounting Firm” in the Proxy Statement. The Proxy Statement will be filed with the SEC not later than 120 days after the close of fiscal 2005.

PART IV

Item 15.                 Exhibits, Financial Statement Schedule

(1)   Financial Statements

(2)   Financial Statement Schedule

Page
Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2005, 2004 and 2003	77

The financial statement schedule included on page 77 to this Annual Report on Form 10-K and in Part II, Item 8 herein is filed as part of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

(3)   Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Annual Report on Form 10-K. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expenses in furnishing such exhibit.

Exhibit Number	Description
3.1

Certificate of Incorporation of the Company, previously filed with the SEC as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 1 to such Registration Statement filed with the SEC on July 3, 1996 (File No. 333-4974-LA) (the “Registration Statement Amendment No. 1”), which is incorporated herein by reference.

3.2

Bylaws of the Company, previously filed with the SEC as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the SEC on November 12, 1999, which is incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements
10.1

Employment Agreement dated July 1, 1996, between the Company and Thomas C.K. Yuen, previously filed with the SEC as Exhibit 10.8 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

10.2

Amendment to Employment Agreement dated as of March 14, 1997, between the Company and Thomas C.K. Yuen, previously filed with the SEC as Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (the “1996 Annual Report”), which is incorporated herein by reference.

10.3

Employment Agreement dated July 1, 1996, between the Company and Arnold I. Klayman, previously filed with the SEC as Exhibit 10.10 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

10.4

Amendment to Employment Agreement dated as of March 14, 1997, between the Company and Arnold I. Klayman, previously filed with the SEC as Exhibit 10.5 to the 1996 Annual Report, which is incorporated herein by reference.

10.5

Employment Agreement dated July 1, 1996, between the Company and Alan D. Kraemer, previously filed with the SEC as Exhibit 10.11 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

10.6

SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Purchase Plan—1993, as amended and restated, previously filed with the SEC as Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 filed with the SEC on June 3, 1996 (File No. 333-4974-LA) (the “Registration Statement”), which is incorporated herein by reference.

10.7

Stock Option Agreement dated January 19, 1994, between the Company and Stephen V. Sedmak, as amended, previously filed with the SEC as Exhibit 10.13 to the Registration Statement, which is incorporated herein by reference.

10.8

SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors Stock Option Plan, as amended, previously filed with the SEC as Appendix B to the Company’s Definitive Proxy Statement dated and filed with the SEC on April 30, 2003, which is incorporated herein by reference.

10.9	Annual Incentive Bonus Plan, previously filed with the SEC as Exhibit 10.18 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
10.10	SRS Labs, Inc. Supplemental Executive Incentive Bonus Plan, previously filed with the SEC as Exhibit 10.14 to the 1996 Annual Report, which is incorporated herein by reference.
10.11	Form of Indemnification Agreement, previously filed with the SEC as Exhibit 10.20 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
10.12	Employment Agreement dated November 4, 2002 by and between the Company and Janet Biski.
10.13

Non-employee Director Compensation Policy adopted by the Company’s Board of Directors on January 28, 2005, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2005, which is incorporated herein by reference.

10.14

Form of Non-Employee Director Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Non-Employee Directors’ Stock Option Plan (Initial Appointment), previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K file with the SEC on February 3, 2005, which is incorporated herein by reference.

10.15

Form of Non-Employee Director Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Non-Employee Directors’ Stock Option Plan (Re-Election), previously filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K file with the SEC on February 3, 2005, which is incorporated herein by reference.

10.16

Form of Non-Employee Director Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, previously filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K file with the SEC on February 3, 2005, which is incorporated herein by reference.

10.17

Employment Letter with Michael Oswald, Vice President and General Counsel, dated November 9, 2004, previously filed with the SEC as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2005, which is incorporated herein by reference.

10.18

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan dated March 29, 2005 (With Schedule of Optionees Attached—Thomas C.K. Yuen, Janet M. Biski, Alan D. Kraemer, Philip Wong and Jennifer Drescher), previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on April 4, 2005, which is incorporated herein by reference.

10.19

SRS Labs, Inc. 2005 Change in Control Protection Plan approved April 27, 2005, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.20

Form of Participation Agreement under the SRS Labs, Inc. 2005 Change in Control Protection Plan for Selected Executive Officers (With Schedule of Parties Attached—Thomas C.K. Yuen, Janet M. Biski and Alan D. Kraemer) approved April 27, 2005, previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.21

Form of Participation Agreement under the SRS Labs, Inc. 2005 Change in Control Protection Plan for Selected Employees (With Schedule of Parties Attached—Philip Wong and Jennifer Drescher) approved April 27, 2005, previously filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.22

SRS Labs, Inc. 2005 Profit Sharing and Bonus Plan approved April 27, 2005, previously filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.23

SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, as amended, previously filed with the SEC as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.24

Employment Letter Agreement dated June 24, 2005 by and between the Company and Michael Franzi, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005, which is incorporated herein by reference.

10.25

Stock Option Agreement dated August 17, 2005 by and between the Company and Michael Franzi, previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005, which is incorporated herein by reference.

10.26

Separation Agreement dated September 30, 2005 by and between the Company and Philip Wong, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2005, which is incorporated herein by reference.

10.27

Employment Letter Agreement dated September 30, 2005 by and between the Company and David Frerichs, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2005, which is incorporated herein by reference.

10.28

Employment Letter Agreement dated December 21, 2005 by and between the Company and Ulrich E. Gottschling, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005, which is incorporated herein by reference.

10.29

Participation Agreement for Ulrich E. Gottschling under the SRS Labs, Inc. 2005 Change in Control Protection Plan, dated January 12, 2006, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.30

Participation Agreement for Michael Franzi under the SRS Labs, Inc. 2005 Change in Control Protection Plan, dated January 12, 2005, previously filed with the SEC as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.31

Nonqualified Stock Option Agreement by and between the Company and Ulrich E. Gottschling, dated January 12, 2006, previously filed with the SEC as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.32

Nonqualified Stock Option Agreement by and between the Company and Sarah Yang, dated January 12, 2006, previously filed with the SEC as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.33

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. 1996 Amended and Restated Long-Term Incentive Plan, as Amended, previously filed with the SEC as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

Other Material Contracts
10.34

License Agreement dated as of June 27, 1988, between Hughes Aircraft and Sony Corporation, as amended and assigned to the Company, previously filed with the SEC as Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 3 to such Registration Statement filed with the SEC on August 7, 1996 (File No. 333-4974-LA), which is incorporated herein by reference.

10.35

Industrial Real Estate Lease dated May 30, 1997, between the Company and Daimler Commerce Partners, L.P., previously filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Form 10-QSB for the quarterly period ended June 30, 1997, filed with the SEC on August 13, 1997, which is incorporated herein by reference.

10.36

Tenancy Agreement commencing November 16, 2003 by and between Jugada Company Limited and Valence Technology Limited relating to premises located at workshop No 01-07 on the 20th floor of APEC Plaza, No. 49 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong, previously filed with the SEC as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 30, 2004, which is incorporated herein by reference.

10.37

Tenancy Agreement commencing November 16, 2003, by and between Jugada Company Limited and Valence Semiconductor Design Limited relating to the premises located at Workshops Nos. 1 through 10 and on the 19th Floor of APEC Plaza, No. 49 Hoi Yuen Road, Kwun Tong, Hong Kong, previously filed with the SEC as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 30, 2004, which is incorporated herein by reference.

10.38

Stock Divestment Agreement dated July 1, 1996, between the Company, Thomas C.K. Yuen, Stephen V. Sedmak and Walter W. Cruttenden III, previously filed with the SEC as Exhibit 10.17 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 2 to such Registration Statement file with the SEC on August 2, 1996 (File No. 333-4974-LA), which is incorporated herein by reference.

10.39

Strategic Alliance Agreement between the Company and Coming Home Studios LLC, dated September 23, 2004 filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K, previously filed with the SEC on September 28, 2004, which is incorporated herein by reference.

10.40

CHS/SRS, LLC Operating Agreement between the Company and Coming Home Studios, LLC, dated September 23, 2004, previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2004, which is incorporated herein by reference.

10.41

Warrant Agreement between the Company and Coming Home Studios, LLC, dated September 23, 2004, previously filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2004, which is incorporated herein by reference.

10.42

Production Services Agreement between the Company and Coming Home Studios, LLC, dated September 23, 2004, previously filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2004, which is incorporated herein by reference.

14

SRS Labs, Inc. Code of Business Conduct and Ethics adopted by the Board of Directors November 6, 2002, previously filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 30, 2004, which is incorporated herein by reference.

21

Subsidiaries of the Company, previously filed with the SEC as Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 30, 2004, which is incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman LLP, dated March 23, 2006.
31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2006	By:	/s/ Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ THOMAS C.K. YUEN	Director, Chairman of the Board and Chief Executive	March 23, 2006
Thomas C.K. Yuen	Officer (Principal Executive Officer)
/s/ ULRICH GOTTSCHLING	Chief Financial Officer (Principal Financial and	March 23, 2006
Ulrich Gottschling	Accounting Officer)
/s/ DAVID R. DUKES	Director	March 23, 2006
David R. Dukes
/s/ WINSTON E. HICKMAN	Director	March 23, 2006
Winston E. Hickman
/s/ CAROL L MILTNER	Director	March 23, 2006
Carol L. Miltner
/s/ SAM YAU	Director	March 23, 2006
Sam Yau

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SRS Labs, Inc.
Santa Ana, California

We have audited the accompanying consolidated balance sheets of SRS Labs, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule listed in the accompanying index, Item 15(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SRS Labs, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/	BDO SEIDMAN, LLP
BDO Seidman, LLP

Costa Mesa, California
February 24, 2006

SRS LABS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$8,752,339	$7,011,912
Accounts receivable, net of allowance for doubtful accounts of $99,203 in 2005 and $32,962 in 2004	2,789,551	1,318,665
Inventories, net of reserve of $127,007 in 2005 and $240,825 in 2004	614,647	571,280
Prepaid expenses and other current assets, including other receivables of $8,817 in 2005 and $9,004 in 2004	944,556	1,337,506
Deferred income taxes	—	23,406
Total Current Assets	13,101,093	10,262,769
Investments available for sale	17,077,170	17,261,267
Investment in LLC	—	2,596,090
Furniture, fixtures and equipment, net	1,485,919	1,995,579
Intangible assets, net	2,487,066	2,660,955
Goodwill	533,031	533,031
Deferred income taxes	380,386	192,750
Total Assets	$35,064,665	$35,502,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,597,370	$984,805
Accrued liabilities	2,117,040	1,640,714
Deferred revenue	537,636	436,910
Income taxes payable	—	8,628
Total Current Liabilities	4,252,046	3,071,057
Commitments, contingencies and subsequent events (Note 7 and 14)
Stockholders’ Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 14,953,690 and 14,671,416 shares issued; 14,279,592 and 14,229,541 outstanding for 2005 and 2004, respectively	14,955	14,672
Additional paid-in capital	63,574,518	62,523,292
Accumulated other comprehensive loss	(496,021)	(309,722)
Accumulated deficit	(29,277,388)	(27,853,003)
Treasury stock at cost 674,098 and 441,875 shares at December 31, 2005 and 2004, respectively	(3,003,445)	(1,943,855)
Total Stockholders’ Equity	30,812,619	32,431,384
Total Liabilities And Stockholders’ Equity	$35,064,665	$35,502,441

See accompanying notes to the consolidated financial statements.

SRS LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
Revenue:
Licensing	$14,795,810	$10,831,704	$9,101,399
Semiconductor	8,432,449	10,770,684	10,712,382
Total revenues	23,228,259	21,602,388	19,813,781
Cost of sales:
Licensing	446,849	228,147	102,979
Write-off of capitalized production costs	2,757,172	—	—
Semiconductor	3,411,649	3,725,062	3,953,100
Total cost of sales	6,615,670	3,953,209	4,056,079
Gross margin	16,612,589	17,649,179	15,757,702
Operating expenses
Sales and marketing	6,890,666	5,445,224	5,487,159
Research and development	4,700,016	4,767,004	4,263,682
General and administrative	6,401,021	5,675,294	5,053,387
Total operating expenses	17,991,703	15,887,522	14,804,228
(Loss) income from operations	(1,379,114)	1,761,657	953,474
Write-off of investment	(185,304)	—	—
Equity in income of investee	91,096	32,358	—
Other income, net	669,830	594,922	538,278
Minority interest	—	—	5,430
(Loss) income before income tax expense	(803,492)	2,388,937	1,497,182
Income tax expense	620,893	810,416	1,038,463
Net (loss) income	$(1,424,385)	$1,578,521	$458,719
Net (loss) income per common share:
Basic	$(0.10)	$0.11	$0.04
Diluted	$(0.10)	$0.10	$0.03
Weighted average shares used in the calculation of net (loss) income per common share:
Basic	14,117,795	13,950,457	13,033,002
Diluted	14,117,795	15,781,206	14,420,810

See accompanying notes to consolidated financial statements

SRS LABS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE (LOSS) INCOME

			Additional	Accumulated Other				Comprehensive (Loss) Income for the
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury		Years Ended
	Shares	Amount	Capital	(Loss) Income	Deficit	Stock	Total	December 31,
BALANCE, Jan 1, 2003	12,651,014	12,877	55,966,589	(88,564)	(29,890,243)	(718,601)	25,282,058
Proceeds from exercise of stock options	473,784	474	1,424,035	—	—	—	1,424,509
Deferred stock option compensation		—	72,945	—	—	—	72,945
Issuance of Common Stock	332,184	332	959,680			—	960,012
Unrealized loss on investments available for sale, net of tax			—	(247,782)	—	—	(247,782)	(247,782)
Net income		—	—	—	458,719	—	458,719	458,719
BALANCE, Dec 31, 2003	13,456,982	13,683	58,423,249	(336,346)	(29,431,524)	(718,601)	27,950,461	$210,937
Proceeds from exercise of stock options	989,134	989	3,710,462			—	3,711,451
Tax benefit from exercise of stock options	—	—	296,996	—	—	—	296,996
Deferred stock option compensation	—	—	92,585	—	—	—	92,585
Treasury Stock	(216,575)	—				(1,225,254)	(1,225,254)
Unrealized gain on investments available for sale, net of tax		—	—	26,624	—	—	26,624	26,624
Net income	—	—	—	—	1,578,521	—	1,578,521	1,578,521
BALANCE, Dec 31, 2004	14,229,541	$14,672	$62,523,292	$(309,722)	$(27,853,003)	$(1,943,855)	$32,431,384	$1,605,145
Proceeds from exercise of stock options	282,274	283	989,730	—	—	—	990,013
Tax benefit from exercise of stock options	—	—	5,694	—	—	—	5,694
Deferred stock option compensation	—	—	55,802	—	—	—	55,802
Treasury Stock	(232,223)	—				(1,059,590)	(1,059,590)
Unrealized loss on investments available for sale, net of tax	—	—	—	(186,299)	—	—	(186,299)	(186,299)
Net loss	—	—	—	—	(1,424,385)	—	(1,424,385)	(1,424,385)
BALANCE, Dec 31, 2005	14,279,592	$14,955	$63,574,518	$(496,021)	$(29,277,388)	$(3,003,445)	$30,812,619	$(1,610,684)

See accompanying notes to consolidated financial statements

SRS LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net (loss) income	$(1,424,385)	$1,578,521	$458,719
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,385,374	1,322,544	1,167,825
Minority interest	—	—	(5,430)
Provision for doubtful accounts	66,241	58,508	38,839
Provision (benefit) for obsolete inventory	(9,731)	(41,651)	48,686
Deferred taxes	(164,230)	384	(30,898)
(Accretion) amortization of (discount) premium on investments available for sale	(2,202)	5,980	6,394
Net realized gain on investments available for sale	—	(139,375)	(20,026)
Deferred stock option compensation	55,802	92,585	72,945
Loss on disposition of furniture, fixtures and equipment	1,417	6,791	10,257
Impairment on intangible assets	—	43,266	—
Equity in income of investment.	(91,096)	(32,358)
Write-off of investment in LLC.	3,314,045	—	—
Changes in operating assets and liabilities, net of consolidation of CHS/SRS LLC:
Accounts receivable	(1,537,127)	(146,750)	(194,842)
Inventories	(26,826)	223,391	5,676
Prepaid expenses and other current assets	400,733	(263,810)	(625,742)
Accounts payable	612,565	(519,046)	492,819
Accrued liabilities	315,955	54,131	(650,545)
Deferred revenue	100,726	417,424	(103,822)
Income taxes payable	(2,934)	(125,325)	117,005
Net cash provided by operating activities	2,994,327	2,535,210	787,860
Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(276,484)	(1,116,889)	(505,084)
Proceeds from sales of furniture, fixtures and equipment	13,757	550	—
Purchase of investments available for sale	—	(11,986,038)	(20,956,112)
Proceeds from sale of investments available for sale	—	5,375,000	16,862,523
Investment in LLC	—	(2,563,732)	—
Capitalized production costs	(481,081)	—	—
Expenditures related to patents and intangible assets	(440,515)	(514,006)	(538,936)
Net cash used in investing activities	(1,184,323)	(10,805,115)	(5,137,609)
Cash Flows From Financing Activities:
Purchase of treasury stock	(1,059,590)	(1,225,254)	—
Proceeds from exercise of stock options	990,013	3,711,451	1,424,509
Net cash (used in) provided by financing activities	(69,577)	2,486,197	1,424,509
Net Decrease in Cash and Cash Equivalents	1,740,427	(5,783,708)	(2,925,240)
Cash and Cash Equivalents, Beginning of Period	7,011,912	12,795,620	15,720,860
Cash and Cash Equivalents, End of Period	$8,752,339	$7,011,912	$12,795,620
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$420,836	$1,047,624	$1,129,334
Supplemental Disclosure of Non-Cash Activities:
Unrealized gain/(loss) on investments, net	$(186,299)	$26,624	$(247,782)
Tax benefit on employee stock plans	$5,694	$296,996	$—
Issuance of Common stock for minority interest	$—	$—	$960,012
Fair market value of assets consolidated, inclusive of cash of $48,919	$63,512	$—	$—
Fair market value of liabilities assumed in the consolidation	$160,372	$—	$—

SRS LABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Significant Accounting Policies

Organization

SRS Labs is a developer and provider of audio and voice technology solutions for the home entertainment, portable media device, personal telecommunications, personal computer, automotive, and broadcast markets, and a developer and provider of application specific integrated circuits, or ASICs, and standard integrated circuits, or ICs.

Historically, we have operated in the two business segments, licensing and semiconductors.

Licensing:   Through SRS Labs, the parent company, and our wholly-owned subsidiary, SRSWOWcast.com, inc., doing business as SRSWOWcast Technologies, or SRSWOWcast, the licensing segment develops and licenses audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers, or OEMs, software providers and semiconductor companies, and licenses and markets hardware and software products for the Internet and professional audio markets.

In September 2004, we entered into a strategic alliance with Coming Home Studios LLC, or CHS, to use and promote SRS Labs technologies, promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, the Company and CHS established a joint venture, CHS/SRS, LLC, or the Joint Venture, to produce and distribute six concert videos by Duran Duran, Boz Scaggs, Godsmack and All Access featuring our Circle Surround technology (the “Concert Videos”). Initially, Coming Home Studios LLC was the manager of the CHS/SRS Joint Venture; however, due to the Company’s concerns about production delays and completion risks with respect to the Concert Videos, the Company became manager of the CHS/SRS Joint Venture in July 2005. As a result of becoming the manager of, and providing financial support to the Joint Venture, the Company was required under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R), to consolidate the financial statements of the Joint Venture into our financial statements commencing with the third quarter of fiscal 2005. In the consolidated financial statements, all inter-company accounts and transactions between the Company and the Joint Venture have been eliminated. Previously, we accounted for our 50% equity ownership in the Joint Venture as an investment using the equity method.

On February 23, 2006, our Board of Directors, or the Board, authorized management to take all reasonable steps to divest our entire equity interest in the Joint Venture. We have not yet estimated the costs we will incur in connection with the divestiture of our equity interest in the Joint Venture. Furthermore, we recorded an asset impairment charge of $3.3 million related to our investment in the Joint Venture, which is included in our consolidated results of operations for the quarter ended December 31, 2005. See Note 3.

Semiconductors:   Through Valence Technology Limited, a Hong Kong company, and its subsidiaries, which we collectively refer to as Valence, we operate a fabless semiconductor business which develops, designs and markets standard and custom analog ICs, digital signal processors, or DSPs, and mixed signal integrated circuits primarily to OEMs, and original design manufacturers, or ODMs, in the Asia Pacific region.

On February 23, 2006, the Board approved a plan to sell Valence in order to focus increased management attention and financial resources on our licensing business. The decision to sell Valence was based on the Board’s belief that our licensing business operates in a larger market than our semiconductor market and that our licensing business will be able to expand its market share. We have retained Kaufman Bros., L.P., a financial advisor based in New York City, to assist us in facilitating a sale. As a result of our decision to sell Valence, we will account for the semiconductor business segment as a discontinued operation beginning in the quarter ending March 31, 2006. See Note 14 to the Company’s consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company and its wholly-owned subsidiaries, Valence and SRSWOWcast, and the Joint Venture after elimination of all intercompany accounts and transactions.

Cash Equivalents

Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original or remaining maturities of three months or less at the date of purchase.

Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments, consisting primarily of U.S. government securities, are classified as available for sale and are reported at fair value, based on quoted market prices, in the accompanying consolidated balance sheets. Those securities with a maturity date of one year or less are classified as current assets. Unrealized gains and losses, net of applicable income taxes, are reported as a separate component of stockholders’ equity.

Inventories

Inventories, which consist of finished goods, are stated at the lower of cost or net realizable value. Cost is calculated using the weighted average method and is comprised of material costs and, where applicable, subcontracting and overhead costs that have been incurred in bringing the inventories to their present location and condition. Net realizable value represents the estimated selling price less costs to be incurred in selling and distribution. Fair market value is determined by comparison with recent purchases or net realizable value. Net realizable value is based on forecasts for sales of the Company’s products in the ensuing years. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, which amortizes cost over the lesser of the estimated useful lives of the respective assets or the term of the related lease. Useful lives range from two to five years.

Intangible Assets

Costs paid by the Company related to the establishment and transfer of patents, primarily legal costs, are capitalized and amortized, depending on the estimated life of the technology patented. These assets are being amortized over periods ranging from three to eleven years depending on the useful life of the asset.

The Company annually evaluates the recoverability of its patents and intangible assets based on the estimated future undiscounted cash flows. Should the carrying value of patents or intangible assets exceed the estimated future undiscounted cash flows for the expected periods of benefit, such assets would be written down to fair value. Based upon its most recent assessment, the Company has determined that there was no impairment as of December 31, 2005.

Capitalization of software development costs

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided that capitalized amounts will be realized over a period not exceeding five years. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Under SFAS No. 86, annual amortization of software development costs are equal to the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software costs are included in intangible assets, net in the accompanying consolidated balance sheets. The Company uses the straight-line method of amortization because the software can be used for many products and the estimates required to be made under (a) could result in under reporting of expense. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized to cost of sales using the straight-line method on a product-by-product basis over the estimated life, which is generally three years. To the extent that amounts capitalized for software development costs become impaired due to a decline in demand or the introduction of new technology, such amounts will be written-off. All other research and development expenditures are charged to research and development expense in the period incurred.

Capitalized software as of December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
Capitalized software	$595,568	$464,568
Accumulated amortization	(309,990)	(193,003)
Capitalized software, net	$285,578	$271,565

The Company recorded amortization expense of $116,987, 106,826 and $28,401 for each of the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, the weighted average useful life of the Company’s capitalized software is approximately 2.0 years. The following table shows the estimated amortization expense for those assets for each of the five succeeding fiscal years.

Year ending December 31,	Estimated Expense
2006	$141,629
2007	89,357
2008	50,434
2009	4,158
2010	—

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. As discussed further in Note 3, based upon our most recent assessment as of December 31, 2005, we have determined there was a $3.3 million impairment in the value of our investment in the Joint Venture.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Effective as of the beginning of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis. Starting in fiscal 2002, the Company no longer records goodwill amortization. In accordance with SFAS No. 142, all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is tested annually for impairment. Based upon our most recent assessment as of December 31, 2005, we have determined there was no impairment.

Minority Interest in Consolidated Subsidiary

Minority interest in consolidated subsidiary represents the minority stockholders’ proportionate share of the equity of SRSWOWcast. At December 31, 2002, the Company owned approximately 87% of the capital stock of SRSWOWcast. In February 2003, SRS Labs completed an exchange offer with the minority shareholders of SRSWOWcast, pursuant to which SRS Labs acquired all 3,000,000 outstanding shares of SRSWOWcast’s Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock. As a result of the exchange offer, an intangible asset in the amount of $640,071 for a 10-year license agreement was recorded, and SRSWOWcast became a wholly-owned subsidiary of SRS Labs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could materially differ from these estimates.

Revenue Recognition

Royalty revenues associated with ongoing royalty license agreements are recognized upon receipt of reports from licensees stating the number of products implementing SRS patented technologies on which royalties are due, generally one quarter in arrears. The Company also has arrangements under which license fees are prepaid upfront, in addition to ongoing per-unit license fees. In such cases, the prepaid fees are recorded as deferred revenues and recognized as revenue upon receipt of reports from licensees stating the number of products shipped on which royalties are due. Licensing revenues for one-time technology transfer fees are recognized in the period in which the license agreement is consummated and the related technology and passage of title is transferred. Revenue from product sales is generally recognized upon shipment at which point title passes. Certain products may be sold under consignment agreements, and revenue is recognized upon reported distributor sales. Design revenue under design contracts is recognized on the percentage-of-completion method. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made. Commission income derived from our distribution activities is recognized on an accrual basis in the period when earned.

Research and Development

Research and development expenses include costs and expenses associated with the development of our design methodology and the design and development of new products, including initial nonrecurring engineering and product verification charges from foundries. Research and development is expensed as incurred.

Advertising Expense

Advertising costs are charged to expense as incurred. The Company expensed $85,992, $67,112, and $505,514 for the years ended December 31, 2005, 2004 and 2003, respectively. Prepaid expenses include advertising costs of $19,138 and $46,471 for years ended December 31, 2005 and 2004, respectively.

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

Foreign Currency Translation

Our reporting currency is the U.S. dollar, while the functional currency of Valence is the Hong Kong dollar. Assets and liabilities of Valence are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars are included as a separate component of stockholders’ equity (accumulated other comprehensive income). There were no foreign currency translation gains or losses during the years ended December 31, 2005, 2004 and 2003. Transaction losses arising on exchange of foreign currency are recognized as incurred in the statements of operations and aggregated $13,854, $4,676, $6,689 during the years ended December 31, 2005, 2004 and 2003, respectively.

Net (Loss) Income Per Common Share

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

Basic and diluted net (loss) income per share computed in accordance with SFAS 128 for the years ended December 31 are as follows:

	2005	2004	2003
BASIC EPS
Net (loss) income	$(1,424,385)	$1,578,521	$458,719
Denominator: weighted average common shares outstanding	14,117,795	13,950,457	13,033,002
Net (loss) income per share—basic	$(0.10)	$0.11	$0.04
DILUTED EPS
Net (loss) income	$(1,424,385)	$1,578,521	$458,719
Denominator: weighted average common shares outstanding	14,117,795	13,950,457	13,033,002
Common equivalent shares outstanding:
Options	—	1,830,749	1,387,808
Total shares	14,117,795	15,781,206	14,420,810
Net (loss) income per share—diluted	$(0.10)	$0.10	$0.03

There were 4,444,254, 164,000, 1,816,276 potentially dilutive options outstanding at December 31, 2005, 2004 and 2003, respectively, that were not included above because they would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 148 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

The Company amortizes stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net (loss) income and (loss) income per share is required to be determined as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

The following table illustrates the effect on net (loss) income and (loss) income per share if the Company’s had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	2005	2004	2003
Net (loss) income (attributable to common shareholder)—as reported	$(1,424,385)	$1,578,521	$458,719
Add: stock based employee compensation expense included in reported net (loss) income, net of 40% tax effect	33,481	55,550	43,768
Less fair value of stock-based employee compensation expense	(1,136,471)	(1,594,917)	(2,277,304)
Net (loss) income (attributable to common shareholder)—pro forma	(2,527,375)	39,154	(1,774,817)
Net (loss) income per share:
Basic, as reported	$(0.10)	$0.11	$0.04
Basic, pro forma	$(0.18)	$0.00	$(0.14)
Diluted, as reported	$(0.10)	$0.10	$0.03
Diluted, pro forma	$(0.18)	$0.00	$(0.12)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended December 31 with expected option lives of 6.25 years and a dividend rate of zero:

	2005	2004	2003
Risk free interest rate	4.1%	3.5%	2.9%
Expected volatility	58%	75%	75%

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

Customer Concentration

For the fiscal year ended December 31, 2005 no customer accounted for 10% or more of revenues. During the fiscal year ended December 31, 2004, one customer accounted for approximately 10% of revenues. During the fiscal year ended December 31, 2003 one customer accounted for approximately 11% of revenues. At December 31, 2005, one customer accounted for approximately 23% of total receivables. At December 31, 2004 five customers accounted for 22%, 21%, 12%, 11% and 11% of total receivables respectively. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectibility of related receivables could have a material adverse effect on the Company’s financial condition and results of operations.

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

Customers geographically located in the Asia Pacific markets accounted for approximately 89%, 86% and 91%, of total Company sales in 2005, 2004 and 2003, respectively and are expected to continue to account for a substantial percentage of sales in the future.

Recent Accounting Pronouncements

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”). This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s results of operations or financial position.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 151 in the fiscal year beginning January 1, 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

Share-Based Payment

In March 2005, the SEC issued guidance on FASB SFAS 123(R), Share-Based Payments (“SFAS No. 123R”). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 123R. This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (the first quarter of fiscal year 2006 for the Company). The pro forma disclosures permitted under SFAS No. 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company will adopt SFAS No. 123R in its first quarter of fiscal year 2006 on a modified prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company intends to use the Black-Scholes valuation method to estimate the fair value of its options. The Company believes that its adoption will have a negative material impact on its consolidated results of operations and financial position.

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

The following table summarizes the Company’s investment securities available for sale:

	December 31,
	2005	2004
U.S. Government securities available for sale:
Cost	$17,491,890	$17,489,688
Unrealized losses	(414,720)	(228,421)
Estimated fair value	$17,077,170	$17,261,267

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	December 31, 2005		December 31, 2004
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
US Government securities available for sale:
Due in one year or less	$—	$—	$—	$—
Due in one to five years	17,491,890	17,077,170	17,489,688	17,261,267
	$17,491,890	$17,077,170	$17,489,688	$17,261,267

The following table summarizes sales of available for sale securities for the years ended December 31, 2005, 2004 and 2003. Realized gains and losses are included in Other income, net in the accompanying consolidated income statement. Specific identification was used to determine costs in computing realized gains or losses.

	Years Ended December 31,
	2005	2004	2003
Proceeds from sale	$—	$5,375,000	$16,862,523
Realized gains	$—	$139,375	$36,739
Realized losses	$—	$—	$(16,713)

3.   Investment in LLC

In September 2004, we entered into a strategic alliance with Coming Home Studios LLC, or CHS to use and promote SRS Labs technologies, promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, the Company and CHS established a joint venture, CHS/SRS, LLC, or the Joint Venture, to produce and distribute six concert videos by Duran Duran, Boz Scaggs, Godsmack and All Access featuring our Circle Surround technology. In connection with the strategic alliance, SRS and CHS entered into four agreements:  a Strategic Alliance Agreement, the CHS/SRS LLC Operating Agreement, a Warrant Agreement and a Production Services Agreement.

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

The Operating Agreement governs the joint venture between CHS and SRS formed to complete and distribute the Concert Videos.

Pursuant to the Operating Agreement each of CHS and SRS contributed capital with a value of $1,800,000. CHS’ capital contribution to CHS/SRS, LLC consists of the artist agreements and related contracts pursuant to which CHS/SRS, LLC will produce and distribute the Concert Videos. SRS Labs subsequently made additional capital contributions of $1,143,966 to raise its aggregate capital contribution to $2,943,966. In addition, the Company capitalized $149,766 consisting of costs associated with the formation of the LLC. CHS/SRS, LLC contracted with CHS to complete production of the Concert Videos pursuant to the Production Services Agreement. Profits from the distribution of the Concert Videos and related assets was to be allocated and distributed equally until SRS and CHS have both received 1.75 times their original capital contributions, after which profits were to be allocated and distributed 90% to CHS and 10% to SRS. We recognize and accrue profits as we get sales and/or royalty reports and recognize and accrue expenses in the period incurred. As of December 31, 2005, three of the concert videos, Boz Scaggs, Godsmack and Duran Duran have been released.

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

Initially, Coming Home Studios LLC was the manager of the CHS/SRS Joint Venture; however, due to the Company’s concerns about production delays and completion risks with respect to the Concert Videos, the Company became manager of the CHS/SRS Joint Venture in July 2005. As a result of becoming the manager of, and providing financial support to, the Joint Venture, we were required under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R) to consolidate the financial statements of the Joint Venture into our financial statements beginning with the third quarter of fiscal 2005. All inter-company accounts and transactions between us and the Joint Venture have been eliminated in the Company’s financial statements. Previously, we accounted for our interest (50% of the equity ownership) in the Joint Venture as an investment using the equity method. Therefore, profits of $91,096 and $32,358 generated from these videos have been recognized and included in “Equity in Income of Investee” in the Consolidated Statements of Operations for the fiscal year ended 2005 and 2004, resepectively.

As discussed in Note 1, in accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we evaluate the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, only three of the six concert videos that the Joint Venture was to produce have been completed and distributed, and sales of the three completed concert videos have been significantly below pre-release forecasts. Management therefore tested the recoverability of our investment in the Joint Venture against the expected future cash flows to us from the Joint Venture. Based on (a) sales to date and expected future sales of the three completed concert videos, and (b) the estimated cost to complete the remaining three concert videos and their expected sales once completed, management concluded that the carrying amount of the Company’s investment in the Joint Venture is not recoverable and that the value of the asset is zero as of December 31, 2005. On February 23, 2006, the Board authorized management to take all reasonable steps to divest the Company’s entire equity interest in the Joint Venture.

In the fourth quarter 2005, the Company recorded an impairment charge of $3.3 million, based on a total loss of the carrying value of the investment in the Joint Venture. Because the impairment does not relate to cash charges, we do not expect the impairment charge will result in future cash expenditures, except for certain legal and accounting expenses related to the disposition of our interest in the Joint Venture. Because we are required to consolidate the financial statements of the Joint Venture, the impairment amount has been recorded as: a $2,757,172 charge to cost of goods sold principally related to a write down of capitalized production costs, a $348,167 charge to general and administrative expenses, and a $185,304 charge to write off our remaining investment in the Joint Venture which is included in Other Income/Expense. The amounts included in the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2005 as write off of investment in LLC, reflects the Company’s capital contribution of $2,943,966, capitalized costs associated with the Joint Venture of $149,766, its proportionate share of profit from the Joint Venture of $123,454, and the consolidated net equity of the LLC in the amount of $96,859.

4.                 Furniture, Fixtures and Equipment

Furniture, fixtures and equipment, net, consist of the following:

	December 31,
	2005	2004
Furniture, fixtures and equipment	$1,694,436	$1,664,129
Computer equipment	4,973,660	4,827,317
Leasehold improvements	430,374	387,806
	7,098,470	6,879,252
Less accumulated depreciation and amortization	(5,612,551)	(4,883,673)
	$1,485,919	$1,995,579

Depreciation and amortization expense is reflected in operating expenses totaling $770,970, $775,949 and $703,727 for the years ended December 31, 2005, 2004 and 2003, respectively in the accompanying consolidated financial statements based on applicable asset use.

5.                 Acquisition of Minority Interest in SRSWOWcast

On February 28, 2003, the Company purchased the minority interest of the shareholders of SRSWOWcast, also known as WOWcast, in which SRS Labs acquired all 3,000,000 shares of SRSWOWcast’s Series A Convertible Preferred Stock in exchange for the issuance of 332,184 shares of SRS Labs common stock trading at $2.89 per share at the close of day on the transaction date. The acquisition resulted in a purchase price of $960,012.

SRSWOWcast develops and markets professional software and hardware products and consumer software plug-in that incorporate proprietary audio rendering, voice and surround sound technologies. SRS Labs, as the majority shareholder has consistently included the results of SRS WOWcast in all previously reported consolidated financial statements. The acquisition was a strategic initiative, which allows the Company to own 100% of the rights to the license of the Circle Surround technology. Full ownership of the technology license will aid in the deployment and marketing of such and will help the Company to compete more effectively.

The following table summarizes the stated values of the assets acquired and liabilities assumed at the date of acquisition:

Current Assets	$324,002
Property & Equipment	3,774
Current Liabilities	(7,835)
Intangible Assets	640,071
Purchase Price	$960,012

Current assets primarily consisted of cash; accounts receivable and prepaid expenses and current liabilities were valued at stated value. Property and equipment was valued at net book value. The $640,071 of acquired intangible assets was assigned to a license agreement, which is being amortized over the useful life of 10 years.

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

In accordance with SFAS No. 142, all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is evaluated to determine if fair value of the asset has decreased below its carrying value. At December 31, 2005 and December 31, 2004, we evaluated goodwill and determined that no adjustment to impair goodwill was necessary.

Goodwill and intangible assets consist of the following:

	December 31,
	2005	2004
Goodwill	$533,031	$533,031
Patents	$2,339,543	$2,038,582
Accumulated amortization	(1,093,368)	(891,178)
Patents, net	1,246,175	1,147,404
Other Intangibles:
Assets acquired in the purchase of our subsidiary Valence Technology in 1998: Covenant not to compete, Developed Technology, ASP brand name, Cell Library, and Customer List	4,910,400	4,910,400
Asset acquired in purchase of our subsidiary SRSWOWcast in February 2003	640,071	640,071
Poly Planar purchased technology for speaker products	120,000	120,000
Capitalized software and hardware for several technologies	525,840	394,840
Total of Other Intangibles	6,196,311	6,065,311
Accumulated amortization, other intangibles	(4,955,420)	(4,551,760)
Other intangibles, net	1,240,891	1,513,551
Intangible assets, net	$2,487,066	$2,660,955

Amortization periods range from three to eleven years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Year ended December 31,
	2005	2004	2003
Patents	$202,190	$161,475	$149,427
Other intangibles:
Covenant not to compete, developed technology, ASP brand name, cell library and customer list	211,808	211,158	214,506
Asset acquired in purchase of our subsidiary SRSWOWcast in February	64,007	64,007	53,339
Poly Planar purchased technology	4,000	24,000	24,000
Capitalized software and hardware	123,845	85,955	3,776
Total intangible amortization expense	$605,850	$546,595	$445,048

As of December 31, 2005, the weighted average useful life of the Company’s patents and intangible assets is approximately 3.6 years. The following table shows the estimated amortization expense for those assets for each of the five succeeding fiscal years and thereafter.

Year ending December 31,	Estimated expense
2006	$669,966
2007	585,718
2008	340,322
2009	191,130
2010	185,175
Thereafter	514,755

7.                 Commitments and Contingencies

The Company leases office space and certain equipment under non-cancelable operating leases expiring through 2008. The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership that is affiliated with a principal stockholder and executive officer of the Company. The lease is for a term of three years scheduled to expire on May 31, 2008. Additionally, the Company leases office and warehouse facilities in Hong Kong from unrelated parties. Total rent expense was $389,057, $370,788 and $550,854 for the years ended December 31, 2005, 2004, and 2003, respectively, of which $222,066, $210,600 and $208,260 was paid to the related party, respectively.

Future annual minimum lease payments under non-cancelable operating leases at December 31, 2005, are as follows:

Year ending December 31,	Facility	Facility-Related Party	Office Equipment	Total
2006	$171,101	$230,256	$13,020	$414,377
2007	2,637	230,256	11,949	244,842
2008	—	95,940	3,299	99,239
2009	—	—	—	—
2010	—	—	—	—
Total	$173,738	$556,452	$28,268	$758,458

Litigation

The Company is involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company believes that the resolution of these matters will not likely have a material adverse effect on the Company’s consolidated financial statements.

Indemnifications

The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of December 31, 2005.

The Company has agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers’ insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2005.

Warranties

The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2005. The Company assesses the need for a warranty reserve on a quarterly basis. There can be no guarantee that a warranty reserve will not become necessary in the future.

Employment Contracts

The Company entered into employment agreements with its Chief Executive Officer and seven other personnel of the Company (collectively “Agreements”), including one officer of Valence. Each of the Agreements was entered into for an initial multi-year term that has since expired and all are now automatically renewed annually on various anniversary dates. Under terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from one to two years of the respective employee’s base salary, depending on the date of termination, if the employment is terminated by the Company without cause.

Change in Control Plan

The Compensation Committee of the Board, the sponsor of the Company’s 2005 Change in Control Protection Plan (the “Change in Control Plan”), has designated certain of its executive officers as participants in the Change in Control Plan. The Change in Control Plan generally provides that if a participant’s employment is terminated without cause or if the participant resigns for good reason during a two-year period following a change in control, as defined in the Change in Control Plan, the participant will be entitled to receive a severance payment. Under the Change in Control Plan, the size of severance payment that would be due to a participant upon the occurrence of a covered termination ranges from to one to two times the participant’s average taxable income during the five years preceding the change in control, depending on the participant’s position with the Company. The Change in Control Plan also provides that the Company will pay a participant’s COBRA premiums for a period of 18 months following a covered termination.

8.                 Income Taxes

The components of (loss) income from continuing operations before income taxes are as follows:

	Years ended December 31,
	2005	2004	2003
U.S.	$142,753	$615,196	$(562,239)
Foreign	(946,245)	1,773,741	2,059,421
Total	$(803,492)	$2,388,937	$1,497,182

The provision for income taxes consists of the following:

	Years ended December 31,
	2005	2004	2003
Current:
Federal	$51,831	$23,356	$—
State	17,127	7,873	1,600
Foreign	716,165	778,803	1,067,761
Total	785,123	810,032	1,069,361
Deferred:
Federal	(1,011,869)	106,117	(292,145)
State	69,869	46,699	(113,085)
Foreign	(164,230)	384	(30,897)
Change in valuation allowance, net	942,000	(152,816)	405,229
Total	(164,230)	384	(30,898)
Total income tax provision	$620,893	$810,416	$1,038,463

The reconciliation of the income tax expense (benefit) computed at U.S. federal statutory rates to the provision for income taxes is as follows:

	Years ended December 31,
	2005	2004	2003
Tax at U.S. federal statutory rates	$(273,187)	$812,239	$509,042
State income taxes, net of federal	28,345	37,583	(16,690)
Nondeductible expenses	107,321	—	—
Change in valuation allowance, net	942,000	336,682	820,652
Research and development credit	(125,000)	—	—
Change in beginning deferred balance	(99,571)	—	—
Tax exempt interest	(123,661)	—	—
Foreign tax rate differential and other	164,646	(376,088)	(274,541)
Total income tax expense	$620,893	$810,416	$1,038,463

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Depreciation and amortization	$1,104,178	$1,204,088
Accruals	789,341	558,198
Investment in LLC	955,849	—
Net operating loss carryforwards	7,178,133	8,095,361
Tax credit carryforwards	2,238,883	1,231,090
Other	(211,102)	(211,102)
Foreign income taxes	(6,027)	(170,256)
Valuation allowance	(11,668,869)	(10,491,223)
Total net deferred tax assets	$380,386	$216,156

The Company has federal and state net operating loss carryforwards at December 31, 2005, of approximately $18,686,000 and $9,333,000 respectively. These net operating loss carryforwards began to expire in 2003 and will continue to expire through 2025. In addition, the Company has federal tax credit carryforwards of approximately $1,914,000 at December 31, 2005, which will begin to expire in 2011.

As of December 31, 2005, a valuation allowance of $11,668,869 has been provided based on the Company’s assessment of the future realizability of certain deferred tax assets. The valuation allowance on deferred tax assets relates to future deductible temporary differences, capital loss carry forwards, foreign credit carryforwards and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods, by income before taxes and stock option exercises. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences. A portion of the increase in the valuation allowance, as disclosed in the table above for the Deferred Assets and Liabilities, is due to additional net operating losses attributable to the exercise of non-qualified stock options. The effect of the valuation allowance related to these stock options has been reported in equity.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and possibly withholding taxes payable to the foreign countries, but may be able to offset net operating losses and unrecognized foreign tax credit carryforwards. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The use of loss carryforwards and tax credit carry forwards may become limited in the event of an ownership change as defined under I.R.C. code section 382.

9.                 Stockholders’ Equity

Stock Repurchases

On June 30, 2004, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 of its outstanding common stock for a period from July 1, 2004 to December 31, 2004 (the “2004 Repurchase Program”). The Company repurchased 216,575 shares at a cost of $1,225,254 under the 2004 Repurchase Program.

On March 24, 2005, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 of the outstanding shares of the Company’s common stock for a period from April 2005 to March 2006 (the “2005 Repurchase Program”). Purchases may be made from time to time in the open market, block purchases or privately negotiated transactions, depending on market conditions, share price and other factors. All repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. The following table shows activity under the 2005 Repurchase Program for the year ending December 31, 2005:

December 31, 2005
Shares repurchased	232,223
Average price per share	$4.56
Total repurchase authorized	$3,000,000
Repurchases under the plan	$(1,059,590)
Authorized repurchase remaining	$1,940,410

Stock Award/Option Plans/Warrants

In June 1997, the Company’s Board of Directors adopted and the Company’s stockholders approved the Amended and Restated 1996 Long-Term Incentive Plan (the “1996 Plan”), for which 2,000,000 shares of the Company’s common stock were reserved for issuance to officers, employees and consultants of the Company. If any award granted under the 1996 Plan expires, terminates or is forfeited before the exercise thereof or the payment in full thereof, the shares covered by the unexercised or unpaid portion will become available for new grants under the 1996 Plan. In June 1998, the Company’s Board of Directors adopted and the Company’s stockholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 2,500,000. Also in June 1998, in a separate amendment, the Company’s Board of Directors and the Company’s stockholders approved an amendment to allow all directors of the Company and any subsidiary of the Company to participate in the 1996 Plan. In June 2000, the Company’s Board of Directors adopted and the Company’s stockholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 2,500,000. In June 2003, the Company’s Board of Directors

adopted and the Company’s shareholders approved an amendment to the 1996 Plan to increase the number of shares in the plan by 1,500,000. The Compensation Committee or, in the absence of a Compensation Committee, the Board of Directors, has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2005, options to purchase 4,314,254 shares of the Company’s common stock were outstanding under the 1996 Plan.

In July 1996, the Company’s Board of Directors adopted and the Company’s stockholders approved the 1996 Non-employee Directors Stock Option Plan (the “Non-employee Directors Plan”), a non-discretionary formula plan for which 120,000 shares of the Company’s common stock are reserved for issuance to the Company’s non-employee directors. A committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan administers the Non-employee Directors Plan. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three-year period, the first installment vesting on the date of grant. In June 1999, the shareholders approved the Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Amended Non-employee Directors Plan”). Among the changes set forth in the Amended Non-employee Directors Plan was to increase by 130,000 the number of shares of common stock that may be issued. In June 2001, the Company’s Board of Directors adopted and the Company’s stockholders approved an amendment to the Amended Non-employee Directors Plan to increase the number of shares in the plan by 250,000. As of December 31, 2005, options to purchase 130,000 shares of common stock were outstanding under the Amended Non-employee Directors Plan.

The following table summarizes stock option activity under the Company’s stock option and warrant plans for the periods indicated:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2003	6,024,942	$4.11
Granted	561,400	$4.17
Stock options exercised	(473,784)	$3.01
Forfeited	(654,723)	$5.97
Outstanding at December 31, 2003	5,457,835	$3.99
Granted	1,199,000	$6.34
Stock options exercised	(989,134)	$3.75
Forfeited	(946,160)	$5.23
Outstanding at December 31, 2004	4,721,541	$4.38
Granted	588,775	$5.37
Stock options exercised	(282,274)	$3.51
Forfeited	(583,788)	$5.62
Outstanding at December 31, 2005	4,444,254	$4.41

The weighted average fair value of options granted during 2005, 2004 and 2003 was $5.37, $6.49 and $4.15 respectively. Options granted during 2005 generally vest over four years and the options generally expire in 10 years.

The following table summarizes information concerning currently outstanding and exercisable options and warrants:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable As of 12/31/2005	Weighted Average Exercise Price
$1.91 - $3.80	1,967,712	5.2	$2.9438	1,800,202	$2.9597
$3.81 - $5.70	1,440,542	4.0	$4.9465	1,096,343	$5.0752
$5.71 - $7.60	973,500	8.0	$6.0481	289,245	$6.3521
$7.61 - $9.50	22,500	4.2	$8.6111	22,500	$8.6111
$9.51 - $11.40	20,000	4.4	$10.5625	20,000	$10.5625
$17.10 - $19.00	20,000	4.2	$19.0000	20,000	$19.0000
	4,444,254	5.4	$4.4082	3,248,290	$4.1605

The total options exercisable as of December 31, 2005, 2004 and 2003 were 3,248,290, 2,940,631 and 3,604,383, respectively, with weighted average exercise prices of $4.16, 4.20 and 4.33, respectively. During the years ended December 31, 2005, 2004 and 2003 the Company recorded $55,802, $92,585 and $72,945 respectively, of deferred compensation expense related to stock options granted to non-employee contractors.

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

	SRS Labs Licensing		Valence Semiconductor(b)	Total
Fiscal 2005
Total revenues	$14,795,810		$8,432,449	$23,228,259
Cost of sales	3,204,021	(a)	3,411,649	6,615,670	(a)
Gross margin	$11,591,789		$5,020,800	$16,612,589
Fiscal 2004
Total revenues	$10,831,704		$10,770,684	$21,602,388
Cost of sales	228,147		3,725,062	3,953,209
Gross margin	$10,603,557		$7,045,622	$17,649,179
Fiscal 2003
Total revenues	$9,101,399		$10,712,382	$19,813,781
Cost of sales	102,979		3,953,100	4,056,079
Gross margin	$8,998,420		$6,759,282	$15,757,702

(a)           Cost of sales includes the write-off of the capitalized production costs of $2.8 million related to CHS/SRS LLC.

(b)          See Note 14 for further information regarding management’s decision to sell its semiconductor business.

For fiscal year 2005, there was no customer that accounted for more than 10% of consolidated revenues. For fiscal year 2004, one customer in the semiconductor segment accounted for approximately 10% or $2,180,065 of consolidated revenues. For fiscal year 2003, one customer in the semiconductor segment accounted for approximately 11% or $2,107,790 of consolidated revenues.

The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Years ended December 31,
	2005	%	2004	%	2003	%
Geographic Area Revenue:
Hong Kong	$7,672,588	33%	$9,975,904	46%	$9,235,976	47%
Japan	5,644,518	24%	4,906,343	23%	5,402,565	27%
Korea	4,217,780	18%	1,456,063	7%	381,416	2%
China	2,734,596	12%	2,028,224	9%	2,193,863	11%
Americas	2,300,263	10%	2,354,668	11%	875,461	5%
Other Asia Pacific	383,420	2%	205,817	1%	845,529	4%
Europe	275,094	1%	675,369	3%	878,971	4%
Total	$23,228,259	100%	$21,602,388	100%	$19,813,781	100%

	December 31,
	2005	2004
Geographic Area Long-lived Assets:
Asia Pacific	$1,593,662	$2,028,787
United States	425,288	499,823
Total	$2,018,950	$2,528,610

12.   Related-Party Transactions

The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership that is affiliated with a stockholder and officer of the Company. The lease has a term of three years, expiring May 31, 2008. We paid the partnership rent of $222,066 during 2005, $210,600 during 2004, and $208,260 during 2003. See Note 7. As described in Note 10, certain shareholders, directors and an executive officer of the Company purchased preferred shares issued by a subsidiary of the Company.

The Company and Sierra Digital Productions, Inc. (“Sierra Digital”) entered into a Consulting Agreement dated August 23, 1994, pursuant to which Sierra Digital provides product definition, development and design services on a 100% time commitment basis to the Company in connection with the Company’s research and development of its sound technologies. The president and sole shareholder of Sierra Digital is Alan D. Kraemer, the Company’s Chief Technology Officer. Pursuant to the Consulting Agreement, the Company paid to Sierra Digital a monthly retainer of $10,083 per month plus expenses. This agreement terminated on June 30, 2003. The Company paid Sierra Digital $70,583 during Fiscal 2003.

13.   Employee Benefit Plan

The Company’s employees based in the United States may participate in a salary deferral plan (the “401(k) Plan”) in which eligible employees can contribute up to 75% of their eligible compensation. The Company also may contribute on a discretionary basis. During the years ended December 31, 2005, 2004, and 2003, the Company contributed approximately $93,700, $99,800 and $81,800, respectively to the 401(k) Plan.

14.   Subsequent Events

On February 23, 2006, the Board of Directors of the Company authorized management to take all reasonable steps to divest the Company’s entire equity interest in the Joint Venture. The Company has not yet estimated the costs it will incur in connection with the divestiture of its equity interest in the CHS/SRS Joint Venture.

On February 23, 2006, the Board of Directors of the Company approved a plan to sell the Company’s Hong Kong-based semiconductor business, Valance Technology Limited, in order to focus increased management attention and financial resources on what it believes to be a larger and expanding market opportunity for its licensing business. We have retained Kaufman Bros., L.P., a financial advisor based in New York City, to assist us in facilitating a sale. As a result of our decision to sell Valence, we will account for the semiconductor business segment as a discontinued operation beginning in the quarter ending March 31, 2006.

The following represents the condensed summary balance sheet and income statement of the semiconductor business on a stand-alone basis.

SUMMARY BALANCE SHEET

	December 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$2,455,496	$4,236,124
Accounts receivable, net of allowance for doubtful accounts	902,771	241,274
Inventories, net of reserve	527,416	478,492
Other	309,456	701,785
Total Current Assets	4,195,139	5,657,675
Investments available for sale	9,907,410	9,949,600
Furniture, fixtures and equipment, net	1,060,631	1,495,755
Total Assets	$15,163,180	$17,103,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$2,016,355	$3,142,796
Stockholders’ Equity
Common stock	8,910,256	8,910,256
Additional paid-in capital	427,308	427,308
Retained Earnings	3,745,601	4,516,820
Other	63,660	105,850
Total Stockholders’ Equity	13,146,825	13,960,234
Total Liabilities and Stockholders’ Equity	$15,163,180	$17,103,030

SUMMARY STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
Revenue	$8,432,449	$10,770,684	$10,712,383
Cost of sales	3,411,649	3,725,062	3,953,102
Gross margin	5,020,800	7,045,622	6,759,281
Operating expenses
Sales and marketing	1,698,578	895,124	1,293,885
Research and development	2,475,779	2,505,118	2,387,819
General and administrative	882,229	1,053,770	1,004,523
Corporate expense allocation	1,173,327	1,128,529	—
Total operating expenses	6,229,913	5,582,541	4,686,227
(Loss) income from operations	(1,209,113)	1,463,081	2,073,054
Other income, net	262,870	310,659	199,449
(Loss) income before income tax expense	(946,243)	1,773,740	2,272,503
Income tax (benefit) expense	(175,024)	287,289	406,633
Net (loss) income	$(771,219)	$1,486,451	$1,865,870

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Deductions		Other, Net(b)	Balance at End of Period
For the year ended December 31, 2005:
Allowance for doubtful accounts	$32,962	$66,241	$—		$—	$99,203
Inventory reserve	$240,825	$(9,731)	$(104,087)		$—	$127,007
Valuation allowance for deferred tax assets	$10,491,223	$—	$—		$1,177,646	$11,668,869
For the year ended December 31, 2004:
Allowance for doubtful accounts	$87,628	$58,508	$(113,174)		$—	$32,962
Inventory reserve	$867,923	$(41,651)	$(585,447	)(a)	$—	$240,825
Valuation allowance for deferred tax assets	$9,284,836	$—	$—		$1,206,387	$10,491,223
For the year ended December 31, 2003:
Allowance for doubtful accounts	$49,049	$38,839	$(260)		$—	$87,628
Inventory reserve	$857,986	$48,686	$(38,749)		$—	$867,923
Valuation allowance for deferred tax assets	$8,087,836	$—	$—		$1,197,000	$9,284,836

(a)           The reduction relates to the scrapping of component inventory that was fully reserved for and was offset by a credit to the corresponding inventory account.

(b)           The Other, Net is comprised of the net changes to the valuation allowance for deferred tax assets including additional net operating losses attributable to the exercise of non-qualified stock optins.

EXHIBIT INDEX

Exhibit Number	Description
3.1

Certificate of Incorporation of the Company, previously filed with the SEC as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 1 to such Registration Statement filed with the SEC on July 3, 1996 (File No. 333-4974-LA) (the “Registration Statement Amendment No. 1”), which is incorporated herein by reference.

3.2

Bylaws of the Company, previously filed with the SEC as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the SEC on November 12, 1999, which is incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements
10.1

Employment Agreement dated July 1, 1996, between the Company and Thomas C.K. Yuen, previously filed with the SEC as Exhibit 10.8 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

10.2

Amendment to Employment Agreement dated as of March 14, 1997, between the Company and Thomas C.K. Yuen, previously filed with the SEC as Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (the “1996 Annual Report”), which is incorporated herein by reference.

10.3

Employment Agreement dated July 1, 1996, between the Company and Arnold I. Klayman, previously filed with the SEC as Exhibit 10.10 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

10.4

Amendment to Employment Agreement dated as of March 14, 1997, between the Company and Arnold I. Klayman, previously filed with the SEC as Exhibit 10.5 to the 1996 Annual Report, which is incorporated herein by reference.

10.5

Employment Agreement dated July 1, 1996, between the Company and Alan D. Kraemer, previously filed with the SEC as Exhibit 10.11 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

10.6

SRS Labs, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Purchase Plan—1993, as amended and restated, previously filed with the SEC as Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 filed with the SEC on June 3, 1996 (File No. 333-4974-LA) (the “Registration Statement”), which is incorporated herein by reference.

10.7

Stock Option Agreement dated January 19, 1994, between the Company and Stephen V. Sedmak, as amended, previously filed with the SEC as Exhibit 10.13 to the Registration Statement, which is incorporated herein by reference.

10.8

SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors Stock Option Plan, as amended, previously filed with the SEC as Appendix B to the Company’s Definitive Proxy Statement dated and filed with the SEC on April 30, 2003, which is incorporated herein by reference.

10.9	Annual Incentive Bonus Plan, previously filed with the SEC as Exhibit 10.18 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
10.10	SRS Labs, Inc. Supplemental Executive Incentive Bonus Plan, previously filed with the SEC as Exhibit 10.14 to the 1996 Annual Report, which is incorporated herein by reference.

10.11	Form of Indemnification Agreement, previously filed with the SEC as Exhibit 10.20 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
10.12	Employment Agreement dated November 4, 2002 by and between the Company and Janet Biski.
10.13

Non-employee Director Compensation Policy adopted by the Company’s Board of Directors on January 28, 2005, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2005, which is incorporated herein by reference.

10.14

Form of Non-Employee Director Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Non-Employee Directors’ Stock Option Plan (Initial Appointment), previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K file with the SEC on February 3, 2005, which is incorporated herein by reference.

10.15

Form of Non-Employee Director Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Non-Employee Directors’ Stock Option Plan (Re-Election), previously filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K file with the SEC on February 3, 2005, which is incorporated herein by reference.

10.16

Form of Non-Employee Director Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, previously filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K file with the SEC on February 3, 2005, which is incorporated herein by reference.

10.17

Employment Letter with Michael Oswald, Vice President and General Counsel, dated November 9, 2004, previously filed with the SEC as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2005, which is incorporated herein by reference.

10.18

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan dated March 29, 2005 (With Schedule of Optionees Attached—Thomas C.K. Yuen, Janet M. Biski, Alan D. Kraemer, Philip Wong and Jennifer Drescher), previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on April 4, 2005, which is incorporated herein by reference.

10.19

SRS Labs, Inc. 2005 Change in Control Protection Plan approved April 27, 2005, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.20

Form of Participation Agreement under the SRS Labs, Inc. 2005 Change in Control Protection Plan for Selected Executive Officers (With Schedule of Parties Attached—Thomas C.K. Yuen, Janet M. Biski and Alan D. Kraemer) approved April 27, 2005, previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.21

Form of Participation Agreement under the SRS Labs, Inc. 2005 Change in Control Protection Plan for Selected Employees (With Schedule of Parties Attached—Philip Wong and Jennifer Drescher) approved April 27, 2005, previously filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.22

SRS Labs, Inc. 2005 Profit Sharing and Bonus Plan approved April 27, 2005, previously filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.23

SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, as amended, approved April 27, 2005, previously filed with the SEC as Exhibit 10.5 to the Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.24

Employment Letter Agreement dated June 24, 2005 by and between the Company and Michael Franzi, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005, which is incorporated herein by reference.

10.25

Stock Option Agreement dated August 17, 2005 by and between the Company and Michael Franzi, previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005, which is incorporated herein by reference.

10.26

Separation Agreement dated September 30, 2005 by and between the Company and Philip Wong, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2005, which is incorporated herein by reference.

10.27

Employment Letter Agreement dated September 30, 2005 by and between the Company and David Frerichs, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2005, which is incorporated herein by reference.

10.28

Employment Letter Agreement dated December 21, 2005 by and between the Company and Ulrich E. Gottschling, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005, which is incorporated herein by reference.

10.29

Participation Agreement for Ulrich E. Gottschling under the SRS Labs, Inc. 2005 Change in Control Protection Plan, dated January 12, 2006, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.30

Participation Agreement for Michael Franzi under the SRS Labs, Inc. 2005 Change in Control Protection Plan, dated January 12, 2005, previously filed with the SEC as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.31

Nonqualified Stock Option Agreement by and between the Company and Ulrich E. Gottschling, dated January 12, 2006, previously filed with the SEC as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.32

Nonqualified Stock Option Agreement by and between the Company and Sarah Yang, dated January 12, 2006, previously filed with the SEC as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.33

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. 1996 Amended and Restated Long-Term Incentive Plan, as Amended, previously filed with the SEC as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

Other Material Contracts
10.34

License Agreement dated as of June 27, 1988, between Hughes Aircraft and Sony Corporation, as amended and assigned to the Company, previously filed with the SEC as Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 3 to such Registration Statement filed with the SEC on August 7, 1996 (File No. 333-4974-LA), which is incorporated herein by reference.

10.35

Industrial Real Estate Lease dated May 30, 1997, between the Company and Daimler Commerce Partners, L.P., previously filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Form 10-QSB for the quarterly period ended June 30, 1997, filed with the SEC on August 13, 1997, which is incorporated herein by reference.

10.36

Tenancy Agreement commencing November 16, 2003 by and between Jugada Company Limited and Valence Technology Limited relating to premises located at workshop No 01-07 on the 20th floor of APEC Plaza, No. 49 Hoi Yuen Road, Kwun Tong, Kowloon Hong Kong, previously filed with the SEC as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 30, 2004, which is incorporated herein by reference.

10.37

Tenancy Agreement commencing November 16, 2003, by and between Jugada Company Limited and Valence Semiconductor Design Limited relating to the premises located at Workshops Nos. 1 through 10 and on the 19th Floor of APEC Plaza, No. 49 Hoi Yuen Road, Kwun Tong, Hong Kong, previously filed with the SEC as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 30, 2004, which is incorporated herein by reference.

10.38

Stock Divestment Agreement dated July 1, 1996, between the Company, Thomas C.K. Yuen, Stephen V. Sedmak and Walter W. Cruttenden III, previously filed with the SEC as Exhibit 10.17 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 2 to such Registration Statement file with the SEC on August 2, 1996 (File No. 333-4974-LA), which is incorporated herein by reference.

10.39

Strategic Alliance Agreement between the Company and Coming Home Studios LLC, dated September 23, 2004 filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K, previously filed with the SEC on September 28, 2004, which is incorporated herein by reference.

10.40

CHS/SRS, LLC Operating Agreement between the Company and Coming Home Studios, LLC, dated September 23, 2004, previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2004, which is incorporated herein by reference.

10.41

Warrant Agreement between the Company and Coming Home Studios, LLC, dated September 23, 2004, previously filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2004, which is incorporated herein by reference.

10.42

Production Services Agreement between the Company and Coming Home Studios, LLC, dated September 23, 2004, previously filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2004, which is incorporated herein by reference.

14

SRS Labs, Inc. Code of Business Conduct and Ethics adopted by the Board of Directors November 6, 2002, previously filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 30, 2004, which is incorporated herein by reference.

21

Subsidiaries of the Company, previously filed with the SEC as Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 30, 2004, which is incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman LLP, dated March 23, 2006.
31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.