Form 10-Q/A
period 2005-09-30
SRS LABS INC
filed 2006-05-11
CIK 1016470

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which was initially filed with the Securities and Exchange Commission (the “Commission”) on November 10, 2005, is being made pursuant to Part II, Item 5(a) of Form 10-Q to amend Part II, Item 5 to include information concerning the payment of discretionary merit bonuses to certain executive officers of the Registrant that should have been reported on a current basis on Form 8-K during the period covered by the report. Part II, Item 6 is also being amended to reflect the inclusion of the new certifications required by Rule 12b-15 under the Securities Exchange Act of 1934.

The complete text of Item 5 and Item 6, as amended, is included in this Amendment No. 1.

With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 has been supplemented, updated or amended.

PART II — OTHER INFORMATION

Item 5. Other Information

Discretionary Merit Bonus Payments Related to Fiscal 2005

Based upon the overall performance of SRS Labs, Inc. (the “Company”) and the individual and collective performance as a management team for the quarterly measurement periods during the fiscal year ended December 31, 2005 (“Fiscal 2005”), the following executive officers of the Company were awarded discretionary merit bonuses on September 15, 2005 for their efforts relating to the first and second quarters of Fiscal 2005:

Name	Payment
Thomas C.K. Yuen (1)	$8,663.00
Janet M. Biski (2)	$5,775.00
Jennifer A. Drescher (3)	$4,331.00
Alan D. Kraemer (4)	$6,728.00
Sarah Yang (5)	$5,198.00

(1)           Chief Executive Officer of the Company.

(2)           Ms. Biski served as Chief Financial Officer, Secretary and Treasurer until January 2, 2006 and served as Vice President from January 2, 2006 to March 31, 2006.

(3)           Ms. Drescher served as Vice President, Corporate Communications until January 12, 2006 and currently serves as Director of Sales Operations, a non-officer position.

(4)           Executive Vice President, Chief Technology Officer.

(5)           Vice President, Software Engineering.

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

SRS LABS, INC., a Delaware corporation

Date: May 10, 2006	By:	/s/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006	By:	/s/ ULRICH GOTTSCHLING
Ulrich Gottschling
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)