Form 10-Q
period 2006-03-31
SRS LABS INC
filed 2006-05-11
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

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

As of April 28, 2006, 15,206,060 of the issuer’s common stock, par value $.001 per share, were outstanding; of this amount, 674,098 shares of the common stock were held as treasury shares.

SRS LABS, INC.

Form 10-Q

For the Period Ended March 31, 2006

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiaries, including ValenceTech Limited, Valence Technology Limited (including its direct and indirect wholly-owned subsidiaries, collectively “Valence”), SRSWOWcast.com, Inc. and the joint venture with Coming Home Studios LLC, CHS/SRS LLC.

Some of the statements in this Quarterly Report on Form 10-Q contain forward–looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this Quarterly Report relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in our most recently filed Form 10-K and elsewhere in this Form 10-Q, including, but not limited to, uncertainties related to the sale of Valence and the divestiture of the Company’s equity investment in CHS/SRS LLC; the general market conditions concerning the semiconductor business; the acceptance of new SRS Labs products and technologies; the import of competitive products and pricing; the timely development and release of technologies by the Company; general business and economic conditions, especially in Asia; product and customer concentration in our business; our high dependence on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality; the risk of widespread illness; our dependence on growth in emerging markets; the length and unpredictable nature of our sales cycle; our ability to protect our products through patents and other intellectual property rights; our dependence on key personnel; the volatility of the price of our common stock; provisions that could discourage transactions resulting in a change in control contained in our certificate of incorporation and bylaws as well as Delaware law; competition we face from companies with greater brand recognition and resources; pricing pressures on the consumer electronics product manufacturers; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the Securities and Exchange Commission.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	10,627,409	$8,752,339
Accounts receivable, net	1,150,103	1,886,780
Inventories, net	74,318	80,421
Prepaid expenses and other current assets	504,421	522,426
Assets held for sale	2,216,084	1,859,127

Total Current Assets	14,572,335	13,101,093

Investments available for sale	17,019,395	17,077,170
Furniture, fixtures and equipment, net	485,686	425,288
Intangible assets, net	2,098,295	2,015,605
Deferred income taxes	386,412	380,386
Long term assets held for sale	1,997,510	2,065,123

Total Assets	$36,559,633	$35,064,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$856,042	$741,811
Accrued liabilities	860,816	801,898
Deferred revenue	408,654	537,636
Liabilities related to assets held for sale	2,102,253	2,170,701

Total Current Liabilities	4,227,765	4,252,046

Commitments and contingencies (Note 7)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 15,184,060 and 14,953,690 shares issued; and 14,509,962 and 14,279,592 shares outstanding at March 31, 2006 and December 31, 2005, respectively	15,185	14,955
Additional paid-in capital	64,989,244	63,574,518
Accumulated other comprehensive loss	(554,303)	(496,021)
Accumulated deficit	(29,114,813)	(29,277,388)
Treasury stock at cost, 674,098 shares at March 31, 2006 and December 31, 2005	(3,003,445)	(3,003,445)

Total Stockholders’ Equity	32,331,868	30,812,619

Total Liabilities and Stockholders’ Equity	$36,559,633	$35,064,665

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues	$4,335,668	$3,264,095
Cost of sales	47,812	56,345

Gross margin	4,287,856	3,207,750

Operating expenses:
Sales and marketing	1,865,369	1,182,447
Research and development	654,289	576,205
General and administrative	1,637,208	1,272,851

Total operating expenses	4,156,866	3,031,503

Income from continuing operations	130,990	176,247
Other income, net	179,713	149,270
Income from continuing operations before income tax expense	310,703	325,517
Income tax expense	159,423	119,024
Income from continuing operations	151,280	206,493

Discontinued operations (Note 9):
Income from discontinued operations before income tax expense	42,376	20,145
Income tax expense	31,081	5,178
Income from discontinued operations	11,295	14,967
Net income	$162,575	$221,460

Income from continuing operations per common share:

Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Income from discontinued operations per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Net income per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.01

Weighted average shares used in the per share calculation:
Basic	14,423,611	14,241,522

Diluted	15,843,052	15,255,107

 See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive Income for the Period
	Shares	Amount	Capital	Loss	Deficit	Stock	Total	Ended

BALANCE, Dec. 31, 2005	14,279,592	$14,955	$63,574,518	$(496,021)	$(29,277,388)	$(3,003,445)	$30,812,619
Proceeds from exercise of stock options	230,370	230	1,014,988	—	—	—	1,015,218
Stock based compensation	—	—	399,738	—	—	—	399,738
Unrealized loss on investments available for sale, net of tax	—	—	—	(58,282)	—	—	(58,282)	(58,282)
Net income	—	—	—	—	162,575	—	162,575	162,575

BALANCE, March 31, 2006	14,509,962	$15,185	$64,989,244	$(554,303)	$(29,114,813)	$(3,003,445)	$32,331,868	$104,293

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Income from continuing operations	$151,280	$206,493
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	171,548	210,287
Deferred taxes	(6,026)	—
Accretion of discount on investments available for sale	(507)	(508)
Stock-based compensation expense	343,380	14,831
Loss on disposition of furniture, fixtures and equipment	1,166	2,267
Investment in LLC	—	(78,157)
Changes in operating assets and liabilities:
Accounts receivable	736,677	(244,552)
Inventories	6,103	(80,142)
Prepaid expenses and other current assets	18,005	(58,484)
Accounts payable	114,231	122,037
Accrued liabilities	58,918	950,276
Deferred revenue	(128,982)	399
Income taxes payable	—	97,883

Net cash provided by operating activities	1,465,793	1,142,630

Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(118,753)	(22,153)
Expenditures related to patents and intangible assets	(197,049)	(143,496)

Net cash used in investing activities	(315,802)	(165,649)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	914,830	66,287

Net cash provided by financing activities	914,830	66,287

Net Increase in Cash from Continuing Operations	2,064,821	1,043,268

Cash Flows From Discontinued Operations:
Net cash used in operating activities	(246,329)	(1,039,652)
Net cash used in investing activities	(43,810)	(15,287)
Net cash provided by financing activities	100,388	—
Net Decrease in Cash from Discontinued Operations	(189,751)	(1,054,939)

Net Increase (Decrease) in Cash and Cash Equivalents	1,875,070	(11,671)
Cash and Cash Equivalents, Beginning of Period	8,752,339	7,011,912

Cash and Cash Equivalents, End of Period	$10,627,409	$7,000,241

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$153,836	$247,559
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized loss on investments, net	$(58,282)	$(259,460)

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Basis of Presentation and Summary of Significant Accounting Policies and Estimates

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiaries, including ValenceTech Limited, Valence Technology Limited (including its direct and indirect wholly-owned subsidiaries, collectively “Valence”), SRSWOWcast.com, Inc. (“SRSWOWcast”) and the joint venture with Coming Home Studios LLC, CHS/SRS LLC.  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. Certain amounts included in the accompanying prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. All inter-company accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.

On February 23, 2006, the Board of Directors of the Company (the “Board of Directors” or the “Board”) approved a plan to sell Valence in order to focus increased management attention and financial resources on its licensing business.  Additionally, on February 23, 2006, the Board authorized management to take all reasonable steps to divest the Company’s entire equity interest in the CHS/SRS LLC, a joint venture, or the Joint Venture, to produce and distribute six concert videos featuring our Circle Surround Technology.  As a result of our decisions to sell Valence and our entire equity interest in the CHS/SRS LLC, we have accounted for the semiconductor business segment and the CHS/SRS LLC as discontinued operations in the accompanying condensed consolidated financial statements.  We have reclassified prior periods to conform to the current period presentation.

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates. See the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 for an additional discussion of the significant accounting policies and estimates used in the preparation of our financial statements.

2.             Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,”   (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in an immaterial amount of compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. The pro forma impact from recognition of the estimated fair value of stock options granted to employees has been previously disclosed in our footnotes as required under previous accounting rules.

Effective for the first quarter of fiscal 2006, we adopted SFAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.

The fair value concepts were not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we are continuing to use both the Black-Scholes-Merton (“BSM”) option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. We will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), we were not required to estimate forfeitures in our expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123R requires an estimate of forfeitures and upon adoption we changed our methodology to include an estimate of forfeitures. The adoption of SFAS 123R had no effect on cash flows from financing activities.

The following table illustrates (i) the impact of adopting SFAS 123R on net income and basic and diluted income per share and (ii) as if the Company had continued to account for share-based compensation under APB 25:

	Three Months Ended
	March 31, 2006
	SFAS 123R	APB 25
Net income	$162,575	$546,803
Basic net income per share	$0.01	$0.04
Diluted net income per share	$0.01	$0.03

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans as of January 1, 2005. For purposes of this pro forma disclosure, the fair value of the options is estimated using a BSM option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period:

Three Months Ended
March 31,
2005

Net income - as reported	$221,460
Add: Share-based employee compensation expense included in net income, net of related tax effects - as reported	8,899
Deduct: Share-based employee compensation expense determined under fair value method, net of related tax effects - pro forma	(305,103)
Net loss - pro forma	$(74,744)
Basic - as reported	$0.02
Basic - pro forma	$(0.01)
Diluted - as reported	$0.01
Diluted - pro forma	$0.00

Share Option Plans

 The Company has in effect several share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The following equity compensation plans have been approved by our stockholders: the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the “1996 Plan”), and the SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Non-employee Directors Plan”). The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. We issue new shares to satisfy stock option exercises under our share-based plans. No income tax benefit was realized from activity in our share-based plans during the three months ended fiscal 2006 and 2005.

A summary of the shares reserved for grant and options available for grant under each plan is as follows:

	March 31, 2006
	Shares	Shares
	Reserved	Available
	for Grant	for Grant
1996 Plan	8,500,000	2,142,863
Non-employee Directors Plan	500,000	370,000
Total	9,000,000	2,512,863

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 10 years and vest and become exercisable over a four-year service period.

The fair value of each share-based award is estimated on the grant date using the BSM option-pricing formula. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the SEC’s Staff Accounting Bulletin 107, “Implementation of FASB 123R.” The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Expected term (in years)	6.25	6.25
Expected volatility	60%	67%
Risk-free interest rate	4.4%	4.2%
Dividend yield	0.00%	0.00%

Total compensation cost recognized in the current quarter is as follows:

March 31, 2006
Continuing Operations:
Sales and Marketing	$162,053
Research and Development	126,987
General and Administrative	54,340
Total compensation cost recognized in Continuing Operations	$343,380

Total compensation cost recognized in Discontinued Operations	$56,358
Total compensation cost recognized	$399,738

A summary of option activity under the stock option plans and changes during the quarter then ended is presented below:

	March 31, 2006
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of period	4,444,254	$4.41
Granted	110,000	6.20
Cancelled/forfeited	(60,000)	3.33
Exercised	(230,370)	4.41
Outstanding at end of period	4,263,884	$4.47	5.1	$6,610,305
Options exercisable at end of period	3,209,503	$4.14	4.6	$6,047,020

A summary of the grant-date fair value and intrinsic value information is as follows:

	Three Months Ended
	March 31,
	2006	2005
Weighted-average grant-date fair value per share	$3.77	$2.61
Intrinsic value of options exercised	$382,209	$29,884

A summary of the activity of the Company’s non-vested shares is presented below:

		Weighted-Average		Remaining
			Remaining	Unrecognized
		Grant-Date	Years	Compensation
	Shares	Fair Value	To Vest	Cost
Nonvested outstanding at beginning of period	1,195,964	$3.21
Granted	110,000	3.77
Vested	(191,583)	2.76
Forfeited	(60,000)	2.62
Nonvested outstanding at end of period	1,054,381	$3.62	2.72	$2,215,074

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

Capitalized software as of March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
Capitalized software	$678,528	$595,568
Accumulated amortization	(346,491)	(309,990)
Capitalized software, net	$332,037	$285,578

As of March 31, 2006, the weighted average useful life of the Company’s capitalized software is approximately 2.0 years. The following table shows the estimated amortization expense for those assets for the remaining nine months of the current fiscal year end and each of the four succeeding fiscal years.

Year ending December 31,	Estimated Expense
2006	$126,786
2007	117,013
2008	77,165
2009	11,073
2010	—

4.             Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis.

In accordance with SFAS No. 142, all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and are evaluated at least annually to determine if fair value of the asset has decreased below its carrying value. At December 31, 2005, we performed our annual assessment and determined that no impairment existed.

Intangible assets consist of the following:

	March 31, 2006	December 31, 2005

Patents	$2,453,632	$2,339,543
Accumulated amortization	(1,151,036)	(1,093,368)
Patents, net	1,302,596	1,246,175
Other Intangibles:
License agreements acquired in purchase of SRSWOWcast in February 2003	640,071	640,071
Poly Planar purchased technology for speaker products	120,000	120,000
Capitalized software and hardware for several technologies	608,800	525,840
Total of Other Intangibles	1,368,871	1,285,911
Accumulated amortization, other intangibles	(573,172)	(516,481)
Other intangibles, net	795,699	769,430
Intangible assets, net	$2,098,295	$2,015,605

Amortization periods range from three to ten years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three months ended March 31,
	2006	2005
Patents	$57,668	$49,937
Other intangibles:
License agreements acquired in purchase of SRSWOWcast in February 2003	16,001	16,001
Poly Planar purchased technology	—	4,000
Capitalized software and hardware	40,690	29,719
Total intangible amortization expense	$114,359	$99,657

As of March 31, 2006, the weighted average useful life of the Company’s patents and intangible assets is approximately 2.9 years. The following table shows the estimated amortization expense for those assets for the remaining nine months of the current fiscal year and each of the four succeeding fiscal years:

Year ending December 31,	Estimated expense
2006	$371,286
2007	$425,419
2008	$321,455
2009	$209,452
2010	$196,584
Thereafter	$574,099

5.             Investments Available for Sale

The Company has classified its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table summarizes the Company’s investment securities available for sale:

	March 31, 2006	December 31, 2005
Cost	$17,489,688	$17,489,688
Accretion of discount	2,709	2,202
Unrealized loss	(473,002)	(414,720)
Estimated fair value	$17,019,395	$17,077,170

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	March 31, 2006		December 31, 2005
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
U.S. Government securities available for sale:
Due in one year or less (a)	11,992,395	11,882,065	11,991,890	11,879,670
Due in one to five years	5,500,000	5,137,330	5,500,000	5,197,500
	$17,492,395	$17,019,395	$17,491,890	$17,077,170

(a)    Available for sale securities due in one year or less are classified as long-term in the condensed consolidated balance sheets, as the original contractual maturities are greater than 90 days.

6.             Net Income Per Common Share

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

Basic and diluted net income per share computed in accordance with SFAS 128 for the three months ended March 31, are as follows:

	For the three months ended March 31,
	2006	2005

BASIC EPS
Income from continuing operations	$151,280	$206,493
Income from discontinued operations	11,295	14,967
Net income	$162,575	$221,460
Denominator: weighted average common shares outstanding	14,423,611	14,241,522
Income from continuing operations—basic	$0.01	$0.01
Income from discontinued operations—basic	$0.00	$0.00
Net income per share—basic	$0.01	$0.02

DILUTED EPS
Income from continuing operations	$151,280	$206,493
Income from discontinued operations	11,295	14,967
Net income	$162,575	$221,460
Denominator: weighted average common shares outstanding	14,423,611	14,241,522
Common equivalent shares outstanding:
Options	1,419,441	1,013,585
Total diluted shares	15,843,052	15,255,107
Income from continuing operations—diluted	$0.01	$0.01
Income from discontinued operations—diluted	$0.00	$0.00
Net income per share—diluted	$0.01	$0.01

There were 715,750 and 1,404,000 potentially dilutive options outstanding for the quarters ending March 31, 2006 and 2005, respectively, that were not included in the table above because they would be anti-dilutive.

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

8.             Stockholders’ Equity

On March 24, 2005, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 of the outstanding shares of the Company’s common stock for a period from March 25, 2005 to March 24, 2006 (the “2005 Repurchase Program”).  The Company repurchased 232,223 shares under this plan.  There was no activity under the 2005 Repurchase Program during the current fiscal quarter, and the program expired on March 24, 2006.

9.             Discontinued Operations

On February 23, 2006, the Board approved a plan to sell Valence in order to focus increased management attention and financial resources on its licensing business. We have retained Kaufman Bros., L.P., a financial advisor based in New York City, to assist us in facilitating a sale.  Additionally, on February 23, 2006, the Board authorized management to take all reasonable steps to divest the Company’s entire equity interest in the Joint Venture.  As a result of our decision to sell Valence and our entire equity interest in the Joint Venture, we have accounted for the semiconductor business segment and the Joint Venture as discontinued operations.  All prior periods have been reclassified to conform to the current period presentation.

Income from discontinued operations consists of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations.  A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operation is as follows:

	For the three months ended March 31,
	2006	2005
Semiconductors:
Revenues	$2,141,708	$1,984,563
Cost of sales	1,068,484	728,240
Gross margin	1,073,224	1,256,323
Total operating expenses	1,129,148	1,312,172
Loss from operations	(55,924)	(55,849)
Other income (expense), net	4,185	(1,338)
Loss before income tax expense	(51,739)	(57,187)
Income tax expense	31,081	5,178
Net loss from semiconductors	(82,820)	(62,365)
Net income from CHS/SRS LLC	94,115	77,332
Total income from discontinued operations	$11,295	$14,967

A summary of the assets and liabilities related to the discontinued operations of Valence and the Joint Venture classified as held for sale in the accompanying condensed consolidated balance sheet is as follows:

	March 31, 2006	December 31, 2005
	(unaudited)
Current assets held for sale:
Accounts receivable, net	$1,199,019	$902,771
Inventories, net	723,428	534,226
Prepaid expenses and other current assets	293,637	422,130
Total	2,216,084	1,859,127

Long term assets held for sale:
Furniture, fixtures and equipment, net	1,027,336	1,060,631
Goodwill	533,031	533,031
Intangibles, net	437,143	471,461
Total	1,997,510	2,065,123

Liabilities related to assets held for sale:
Accounts payable	908,250	855,559
Accrued liabilities	1,194,003	1,315,142
Total	2,102,253	2,170,701

10.          Segment Information

The Company previously operated in two business segments — semiconductors and licensing.  However, as a result of the Board’s decision on February 23, 2006 to sell the semiconductor business, the Company now has continuing operations in only one business segment, licensing.  Our revenue from continuing operations is solely derived from licensing related revenue.

For the three months ending March 31, 2006, there was no significant customer in the licensing segment. For the same period in the prior year, two customers accounted for approximately 12% and 10% in the licensing segment. The following schedule presents the Company’s revenue from continuing operations by geographic area. Licensing-related revenue is allocated based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Three Months Ended March 31,
	2006	%	2005	%
Geographic Area Revenue:
Japan	$2,027,781	47%	$1,520,489	47%
Korea	1,176,501	27%	692,034	21%
China	604,142	14%	339,357	10%
Americas	470,439	11%	671,798	21%
Europe	56,805	1%	40,417	1%

Total	$4,335,668	100%	$3,264,095	100%

11.          Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments , which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities , and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations , and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock . We adopted this FSP during the three months ended March 31, 2006 and it did not have a material impact on our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, or the Form 10-K, the audited consolidated financial statements and the notes thereto included in the Form 10-K and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

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

Licensing:   Through SRS Labs, the parent company, and its wholly-owned subsidiary, SRSWOWcast.com, Inc., doing business as SRSWOWcast Technologies, or SRSWOWcast, we develop and license audio, voice and surround sound technology solutions to many of the world’s leading OEMs, software providers and semiconductor companies, and license and market hardware and software products for the Internet and professional audio markets.

In September 2004, we entered into a strategic alliance with Coming Home Studios LLC, or CHS, to use and promote SRS Labs technologies, promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, the Company and CHS established a joint venture, CHS/SRS, LLC, or the Joint Venture, to produce and distribute six concert videos featuring our Circle Surround technology, or the Concert Videos. Initially, Coming Home Studios LLC was the manager of the CHS/SRS Joint Venture; however, the Company became manager of the Joint Venture in July, 2005. As a result of becoming the manager of, and providing financial support to the Joint Venture, the Company was required under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R), to consolidate the financial statements of the Joint Venture into our financial statements commencing with the third quarter of fiscal 2005. Previously, we accounted for our 50% equity ownership in the Joint Venture as an investment using the equity method.

In February 2006, our Board of Directors, or the Board, authorized management to take all reasonable steps to divest our entire equity interest in the Joint Venture. We have not yet estimated the costs we will incur in connection with the divestiture of our equity interest in the Joint Venture.  As a result of our decision to sell our entire equity interest in the Joint Venture, we have accounted for the Joint Venture as a discontinued operation in the accompanying condensed consolidated financial statements.

Semiconductors:   Through SRS Labs, Inc.’s wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”), we operate a fabless semiconductor business which develops, designs and markets standard and custom analog ICs, digital signal processors, and mixed signal integrated circuits primarily to original equipment manufacturers and original design manufacturers, in the Asia Pacific region.  On February 23, 2006, the Board approved a plan to sell Valence in order to focus increased management attention and financial resources on its licensing business.    As a result of our decision to sell Valence, we have accounted for the semiconductor business segment as discontinued operations in the accompanying condensed consolidated financial statements.

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its direct and indirect wholly-owned subsidiaries, including ValenceTech Limited, Valence, SRSWOWcast.com, Inc. and the joint venture with Coming Home Studios LLC, CHS/SRS LLC.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,”   (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in an immaterial amount of compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. The pro forma impact from recognition of the estimated fair value of stock options granted to employees has been disclosed in our footnotes as required under previous accounting rules.

Effective for the first quarter of fiscal 2006, we adopted SFAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.

The fair value concepts were not changed significantly in SFAS 123R; however, in adopting this SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we are continuing to use both the Black-Scholes-Merton (“BSM”) option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. We will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), we were not required to estimate forfeitures in our expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123R requires an estimate of forfeitures and upon adoption we changed our methodology to include an estimate of forfeitures.

The following table illustrates (i) the impact of adopting SFAS 123R on net income and basic and diluted income per share and (ii) as if we had continued to account for share-based compensation under APB 25:

	Three Months Ended
	March 31, 2006
	SFAS 123R	APB 25
Net income	$162,575	$546,803
Basic net income per share	$0.01	$0.04
Diluted net income per share	$0.01	$0.03

The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock option plans in the first fiscal quarter of 2005. For purposes of this pro forma disclosure, the fair value of the options is estimated using a BSM option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period:

Three Months Ended
March 31,
2005

Net income - as reported	$221,460
Add: Share-based employee compensation expense included in net income, net of related tax effects - as reported	8,899
Deduct: Share-based employee compensation expense determined under fair value method, net of related tax effects - pro forma	(305,103)
Net income - pro forma	$(74,744)
Basic - as reported	$0.02
Basic - pro forma	$(0.01)
Diluted - as reported	$0.01
Diluted - pro forma	$0.00

The fair value of each share-based award is estimated on the grant date using the BSM option-pricing formula. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the SEC’s Staff Accounting Bulletin 107, “Implementation of FASB 123R.” The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant.

Total compensation cost recognized in the current quarter is as follows:

March 31, 2006
Continuing Operations:
Sales and Marketing	$162,053
Research and Development	126,987
General and Administrative	54,340
Total compensation cost recognized in Continuing Operations	$343,380

Total compensation cost recognized in Discontinued Operations	$56,358
Total compensation cost recognized	$399,738

Results of Continuing Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

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

Licensing revenues were $4,335,668 for the three months ended March 31, 2005, compared to $3,264,095 for the three months ended March 31, 2005, an increase of $1,071,573 or 32.8%.  The sales growth in licensing was attributable to our continued strong sales in all five of our market segments.  Percentage increases were noted in the Portable Media Devices and Automotive segments, which reflect our strategy of diversification across all market segments.  The Home Entertainment segment continues to grow in total revenues while decreasing as a percentage of total revenues. Within the Home Entertainment segment, revenues grew in Advanced Displays, partially offset by a decrease in Set Top Box revenues.  The following table presents the Company’s licensing revenues mix by market segment:

	Three Months Ended March 31,
	2006	2005
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	55%	66%
Portable Media Devices (Digital Media Player, Headphone)	20%	13%
Personal Telecommunications (Mobile phone, PDA)	11%	9%
PC (Software, Hardware)	9%	10%
Automotive	5%	2%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,865,369 for the three months ended March 31, 2006, compared to $1,182,447 for the same prior year period, an increase of $682,922 or 57.8%.  This increase is primarily attributable to increased headcount and related expenses, increased commissions on higher revenues, and increased marketing activities related to enhancement of the Company’s brand.   In addition, the increase is attributable to recognizing $162,053 in stock option expense due to the adoption of FAS 123R in the current quarter.  As a percentage of total revenues, sales and marketing expenses increased from 36.2 % for the quarter ended March 31, 2005 to 43.0% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were

$654,289 for the three months ended March 31, 2006, compared to $576,205 for the same prior year period, an increase of $78,084 or 13.6%.  The increase is attributable to recognizing $126,987  in stock option expense due to the adoption of FAS 123R in the current quarter, offset by decreased head count and related expenses.   As a percentage of total revenues, research and development expenses were 17.7% for the quarter ended March 31, 2005, and 15.1% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,637,208 for the three months ended March 31, 2006, compared to $1,272,851 for the same prior year period, an increase of $364,357 or 28.6%. The increase is primarily attributable to increased professional fees, costs associated with the Company’s separation from its former Chief Financial Officer and consulting agreements related to human resources activities.  In addition, the increase is attributable to recognizing $54,340 in stock option expense due to the adoption of FAS 123R in the current quarter.  As a percentage of total revenues, G&A expenses increased from 39.0% for the quarter ended March 31, 2005, to 37.8% for the same period this year.

Other Income, Net

Other income, net, consists primarily of interest income and foreign currency transaction gains and losses. Other income net, was $179,713 for the three months ended March 31, 2006, compared to $149,270 for the same prior year period, an increase of $30,443 or 20.4%. The increase is primarily attributable to higher interest income on larger cash balances invested.

Provision for Income Taxes

The income tax expense for the three months ended March 31, 2006 was $159,423, compared to tax expense of $119,024 for the same prior year period, an increase of $40,399 or 33.9%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea.

Discontinued Operations

As a result of our decision to sell Valence and our entire equity interest in the Joint Venture, we have accounted for the semiconductor business segment and the Joint Venture as discontinued operations.  All prior periods have been reclassified to conform to the current period presentation.

Income from discontinued operations consists of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations.  A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operation is as follows:

	For the three months ended March 31,
	2006	2005
Semiconductors:
Revenues	$2,141,708	$1,984,563
Cost of sales	1,068,484	728,240
Gross margin	1,073,224	1,256,323
Total operating expenses	1,129,148	1,312,172
Loss from operations	(55,924)	(55,849)
Other income (expense), net	4,185	(1,338)
Loss before income tax expense	(51,739)	(57,187)
Income tax expense	31,081	5,178
Net loss from semiconductors	(82,820)	(62,365)
Net income from CHS/SRS LLC	94,115	77,332
Total income from discontinued operations	$11,295	$14,967

Semiconductor revenues were $2,141,708 in the three months ended March 31, 2006 compared to $1,984,563 in the three months ended March 31, 2005, an increase of $157,145 or 7.9%. ASP revenues increased $512,815 due to the introduction of several new ASP chips.  The increase was offset by a decrease in ASIC revenue of $355,670, due to a decline in ASIC product demand. Gross margin decreased from 63% to 50% in the quarters ended March 31, 2005 and 2006, respectively, due to an increase in lower margin ASP sales.  Operating expenses decreased $183,024 primarily attributable to decreased head count and related expenses.  Other income (expense), net and income tax expense were materially consistent with the prior period.  Net income from CHS/SRS LLC increased $16,783 due to increased concert DVD sales due to the release of the Duran Duran concert DVD in the fourth quarter of fiscal 2005.

Liquidity and Capital Resources

The Company’s principal source of liquidity to fund ongoing operations at March 31, 2006 consisted of cash, cash equivalents and long-term investments of $27,646,804. At March 31, 2006, the Company had cash and cash equivalents of $10,627,409 and long-term investments of $17,019,395. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA.

Net cash provided by operating activities from continuing operations was $1,465,793 and $1,142,630 during the three months ended March 31, 2006 and March 31, 2005, respectively. The increase in our operating cash flows is primarily the result of our accounts receivable decreased $736,677 and increased $244,522 during the three months ended March 31, 2006 and 2005, respectively, due to timing of billing and cash receipts.  Accrued liabilities increased $58,918 and $950,276 during the three months ended March 31, 2006 and 2005, respectively.  The changes in liability accounts generally relate to increases in professional fees, commissions and bonus and the timing of payments to vendors and employees. Offsetting the increases, deferred revenue decreased $128,982 in the current quarter, due to realization and recognition of revenue on prepaid royalties.

Our net cash used in investing activities from continuing operations was $315,802 and $165,649 during the three months ended March 31, 2006 and March 31, 2005, respectively. The increase in net cash used by investing activities was attributable primarily to a $53,553 increase in cash used in expenditures related to patents and intangible assets and a $96,600 increase in purchases of furniture, fixtures and equipment.

Our net cash provided by financing activities from continuing operations was $914,830 and $66,287 during the three months ended March 31, 2006 and March 31, 2005, respectively. The increase in net cash provided by financing activities was attributable to increase an increase in stock option exercises.

Our net cash decrease from discontinued operations was $189,751 and $1,054,939 during the three months ended March 31, 2006 and March 31, 2005, respectively.  We are unable to estimate at this time the future cash expenditures that the Company will incur related to the disposition of the Company’s interest in Valence and CHS/SRS LLC.

We expect expenditures related to patents and intangible assets to increase in the future consistent with the growth in our licensing business, as we continue to invest in the development of new technologies.

Based on current plans and business conditions, the Company expects that its cash, cash equivalents and investments together with any amounts generated from operations will be sufficient to meet the Company’s cash requirements for the next twelve months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Please refer to Item 1A, “Risk Factors” in our annual report on Form 10-K for fiscal year 2005 for information concerning these and other uncertainties that could negatively impact the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Our Chief Executive Officer and President and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and, based on this evaluation, have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls.   There have been no changes in our internal controls over financial reporting that occurred during our first quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

Merit Bonus Payments.  On March 23, 2006, based upon the overall performance of the Company and the individual and collective performance as a management team, the following executive officers of the Company were awarded discretionary merit bonuses for their efforts relating to the third and fourth quarters of the Company’s fiscal year ended December 31, 2005: Thomas C.K. Yuen, the Company’s Chief Executive Officer – $8,775; Janet M. Biski, the Company’s Chief Financial Officer, Secretary and Treasurer until January 2, 2006 and the Company’s Vice President from January 2, 2006 to March 31, 2006 –  $5,850; Michael Franzi, the Company’s Vice President, Sales – Licensing – $7,500; Alan D. Kraemer, the Company’s Executive Vice President, Chief Technology Officer – $7,633; and Sarah Yang, the Company’s Vice President, Software Engineering – $6,055.

Amendments to the 2006 Profit Sharing and Bonus Plan.  On May 10, 2006, the Company amended the SRS Labs, Inc. 2006 Profit Sharing and Bonus Plan (as amended, the “Bonus Plan”) relating to the fiscal year ending December 31, 2006 (i) to grant the Board discretion in future fiscal years to change the percentage of the Company’s net income that may be allocated for profit-sharing awards and bonuses under the Bonus Plan, (ii) to eliminate discretion with respect to the Broad-Based and Executive Staff Bonus Pools and eliminate the Company’s executive officers and other senior management personnel (the “Executive Staff”) from consideration with respect to allocation of the Discretionary Bonus Pool and (iii) to change the Bonus Plan’s name to the “SRS Labs, Inc. Profit Sharing and Bonus Plan”.

Under the Bonus Plan, the Company’s executive officers (including the named executive officers), other management personnel and other eligible employees will be entitled to quarterly and annual cash bonuses if pre-established levels of performance under designated criteria are met or exceeded for the applicable quarters and the fiscal year.  The financial performance goals are based on the Company’s attainment of a certain level of net income, defined under the Bonus Plan to exclude Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment (“SFAS 123R”) charges.

Under the Bonus Plan, the Company will establish a quarterly bonus pool for each of the first three fiscal quarters ranging from zero to 8% of the Company’s net income for the quarter, depending on the level of the Company’s net income for the applicable quarter and subject to the Board’s discretion in future fiscal years to change the percentage of the Company’s net income that may be allocated for the quarterly bonus pool. The quarterly bonus pools will be allocated as follows: (i) 42.5% of each quarterly bonus pool to the Executive Staff, which will be distributed to members of the Executive Staff pro rata in proportion to their respective base salaries in effect on the payment date; (ii) 50% of each quarterly bonus pool to the Company’s remaining employees, which will be allocated among such employees pro rata in proportion to their respective base salaries in effect on the payment date; and (iii) 7.5% of each quarterly bonus pool to a discretionary bonus pool, which will be allocated to eligible employees (other than the Executive Staff) at the discretion of the Company’s Chief Executive Officer.

In addition, the Bonus Plan provides that the Company will establish an annual bonus pool ranging from zero to 15% of the Company’s net income for the fourth quarter, plus zero to 3% of the Company’s net income for each of the first three quarters, depending on the level of the Company’s net income for the year and subject to the Board’s discretion in future fiscal years to change the percentage of the Company’s net income that may be allocated for the annual bonus pool.  The annual bonus pools will be allocated as follows: (i) 42.5% of the annual bonus pool to the Executive Staff, which will be distributed to members of the Executive Staff pro rata in proportion to their respective base salaries in effect on the payment date; (ii) 50% of the annual bonus pool to the Company’s remaining employees, which will be allocated among such employees pro rata in proportion to their respective base salaries in effect on the payment date; and (iii) 7.5% of the annual bonus to a discretionary bonus pool, which will be allocated to eligible employees (other than the Executive Staff) at the discretion of the Company’s Chief Executive Officer.

Under the Bonus Plan, the Company will also make quarterly profit-sharing payments to all of the Company’s eligible employees.  For each fiscal quarter, the Company will allocate 5% of the Company’s net income (also defined to exclude SFAS 123R charges) for the quarter for profit sharing payments (subject to the Board’s discretion in future fiscal years to change the percentage of the Company’s net income that may be allocated for profit sharing payments), which will be allocated among eligible employees according to each participant’s base salary in effect on the payment date.

The obligations of the Bonus Plan will be binding on any employer that acquires, through stock purchase or merger, or through an asset purchase, or otherwise, part or all the assets of the Company following a change of control, as defined under the Bonus Plan.

The foregoing description of the Bonus Plan is qualified in its entirety by reference to the copy of the Bonus Plan which is filed as Exhibit 99.1 to this Quarterly Report and is incorporated by reference herein. Capitalized terms used in this Item 5 in reference to the Bonus Plan and not otherwise defined, have the meaning ascribed to them in the Bonus Plan.

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

10.1

Transition Agreement and General Release dated March 31, 2006 by and between SRS Labs, Inc. and Janet M. Biski, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, which is incorporated herein by reference.

10.2

Amendment No. 1 to Employment Agreement dated March 31, 2006 by and between SRS Labs, Inc. and Janet M. Biski, previously filed with the SEC as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, which is incorporated herein by reference.

10.3

SRS Labs, Inc. 2006 Profit Sharing and Bonus Plan, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2006, which is incorporated herein by reference.

10.4

Participation Agreement for Ulrich E. Gottschling under the SRS Labs, Inc. 2005 Change in Control Protection Plan, dated January 12, 2006, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.5

Participation Agreement for Michael Franzi under the SRS Labs, Inc. 2005 Change in Control Protection Plan, dated January 12, 2005, previously filed with the SEC as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.6

Nonqualified Stock Option Agreement by and between the Company and Ulrich E. Gottschling, dated January 12, 2006, previously filed with the SEC as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.7

Nonqualified Stock Option Agreement by and between the Company and Sarah Yang, dated January 12, 2006, previously filed with the SEC as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.8

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. 1996 Amended and Restated Long-Term Incentive Plan, as Amended, previously filed with the SEC as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	SRS Labs, Inc. Profit Sharing and Bonus Plan, dated May 10, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC., a Delaware corporation

Date: May 11, 2006	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2006	By:	/S/ ULRICH GOTTSCHLING
Ulrich Gottschling
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The exhibits listed below are hereby filed with the SEC as part of this Report.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	SRS Labs, Inc. Profit Sharing and Bonus Plan, dated May 10, 2006.