Form 10-Q
period 2006-06-30
SRS LABS INC
filed 2006-08-08
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 24, 2006, 15,584,819 of the issuer’s common stock, par value $.001 per share, were outstanding; of this amount, 674,098 shares of the common stock were held as treasury shares.

SRS LABS, INC.

Form 10-Q

For the Period Ended June 30, 2006

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiaries, including ValenceTech Limited, Valence Technology Limited (including its direct and indirect wholly-owned subsidiaries, collectively “Valence”), SRSWOWcast.com, Inc. and the joint venture with Coming Home Studios LLC, CHS/SRS LLC.

Some of the statements in this Quarterly Report on Form 10-Q contain forward—looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this Quarterly Report relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in our most recently filed Form 10-K and elsewhere in this Form 10-Q, including, but not limited to, uncertainties related to the sale of Valence; the general market conditions concerning the semiconductor business; the acceptance of new SRS Labs products and technologies; the import of competitive products and pricing; the timely development and release of technologies by the Company; general business and economic conditions, especially in Asia; product and customer concentration in our business; our high dependence on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality; the risk of widespread illness; our dependence on growth in emerging markets; the length and unpredictable nature of our sales cycle; our ability to protect our products through patents and other intellectual property rights; our dependence on key personnel; the volatility of the price of our common stock; provisions that could discourage transactions resulting in a change in control contained in our certificate of incorporation and bylaws as well as Delaware law; competition we face from companies with greater brand recognition and resources; pricing pressures on the consumer electronics product manufacturers; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the Securities and Exchange Commission.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	12,071,951	$8,752,339
Accounts receivable, net	1,453,597	1,886,780
Inventories, net	59,518	80,421
Prepaid expenses and other current assets	452,158	522,426
Investments available for sale	11,968,615	—
Assets held for sale	2,264,847	1,859,127

Total Current Assets	28,270,686	13,101,093

Investments available for sale	5,099,589	17,077,170
Furniture, fixtures and equipment, net	486,460	425,288
Intangible assets, net	2,108,121	2,015,605
Deferred income taxes	386,412	380,386
Long term assets held for sale	2,113,613	2,065,123

Total Assets	$38,464,881	$35,064,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$898,905	$741,811
Accrued liabilities	852,956	801,898
Deferred revenue	110,254	537,636
Liabilities related to assets held for sale	1,700,706	2,170,701

Total Current Liabilities	3,562,821	4,252,046

Commitments and contingencies and subsequent events (Note 7 and 12)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 15,584,819 and 14,953,690 shares issued; and 14,910,721 and 14,279,592 shares outstanding at June 30, 2006 and December 31, 2005, respectively	15,586	14,955
Additional paid-in capital	66,581,360	63,574,518
Accumulated other comprehensive loss	(506,046)	(496,021)
Accumulated deficit	(28,185,395)	(29,277,388)
Treasury stock at cost, 674,098 shares at June 30, 2006 and December 31, 2005	(3,003,445)	(3,003,445)

Total Stockholders’ Equity	34,902,060	30,812,619

Total Liabilities and Stockholders’ Equity	$38,464,881	$35,064,665

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$4,259,839	$3,539,977	$8,595,507	$6,804,072
Cost of sales	35,293	94,838	83,105	151,183

Gross margin	4,224,546	3,445,139	8,512,402	6,652,889

Operating expenses:
Sales and marketing	1,885,416	1,026,477	3,750,785	2,208,924
Research and development	631,739	547,787	1,286,028	1,123,992
General and administrative	1,357,789	1,427,501	2,994,997	2,700,352

Total operating expenses	3,874,944	3,001,765	8,031,810	6,033,268

Income from continuing operations	349,602	443,374	480,592	619,621
Other income, net	224,005	160,341	403,718	309,611
Income from continuing operations before income tax expense	573,607	603,715	884,310	929,232
Income tax expense	167,745	168,506	327,168	287,530
Income from continuing operations	405,862	435,209	557,142	641,702

Discontinued operations (Note 9):
Income from discontinued operations before income tax expense	151,876	79,088	194,252	99,233
Gain on disposal	371,295	—	371,295	—
Income tax (benefit) expense	(385)	563	30,696	5,741
Income from discontinued operations	523,556	78,525	534,851	93,492

Net income	$929,418	$513,734	$1,091,993	$735,194

Income from continuing operations per common share:
Basic	$0.03	$0.03	$0.04	$0.05
Diluted	$0.02	$0.03	$0.03	$0.04

Income from discontinued operations per common share:
Basic	$0.04	$0.01	$0.04	$0.01
Diluted	$0.03	$0.01	$0.03	$0.01

Net income per common share:
Basic	$0.06	$0.04	$0.08	$0.05
Diluted	$0.06	$0.03	$0.07	$0.05

Weighted average shares used in the calculation of net income per common share:
Basic	14,622,210	14,076,866	14,523,459	14,043,269
Diluted	16,334,105	14,881,495	16,206,277	14,950,693

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive Income for the Period
	Shares	Amount	Capital	(Loss) Income	Deficit	Stock	Total	Ended

BALANCE, Dec. 31, 2005	14,279,592	$14,955	$63,574,518	$(496,021)	$(29,277,388)	$(3,003,445)	$30,812,619
Proceeds from exercise of stock options	230,370	230	1,014,988	—	—	—	1,015,218
Stock based compensation	—	—	399,738	—	—	—	399,738
Unrealized loss on investments available for sale, net of tax	—	—	—	(58,282)	—	—	(58,282)	(58,282)
Net income	—	—	—	—	162,575	—	162,575	162,575

BALANCE, March 31, 2006	14,509,962	$15,185	$64,989,244	$(554,303)	$(29,114,813)	$(3,003,445)	$32,331,868	$104,293
Proceeds from exercise of stock options	400,759	401	1,203,311	—	—	—	1,203,712
Stock based compensation	—	—	388,805	—	—	—	388,805
Unrealized gain on investments available for sale, net of tax	—	—	—	48,257	—	—	48,257	48,257
Net income	—	—	—	—	929,418	—	929,418	929,418

BALANCE, June 30, 2006	14,910,721	$15,586	$66,581,360	$(506,046)	$(28,185,395)	$(3,003,445)	$34,902,060	$1,081,968

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Income from continuing operations	$557,142	$641,702
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	355,866	417,022
Provision for doubtful accounts	(7,532)	8,425
Deferred taxes	(6,026)	—
Accretion of discount on investments available for sale	(1,059)	(1,185)
Stock-based compensation expense	687,400	24,570
Loss on disposition of furniture, fixtures and equipment	1,582	2,267
Changes in operating assets and liabilities:
Accounts receivable	440,715	287,557
Inventories	20,903	(30,752)
Prepaid expenses and other current assets	70,268	163,264
Accounts payable	157,094	(88,470)
Accrued liabilities	51,058	1,149,403
Deferred revenue	(427,382)	(128,702)
Income taxes payable	—	103,111

Net cash provided by operating activities	1,900,029	2,548,212

Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(183,330)	(45,252)
Expenditures related to patents and intangible assets	(327,806)	(245,316)

Net cash used in investing activities	(511,136)	(290,568)

Cash Flows From Financing Activities:
Purchase of treasury stock	—	(1,059,590)
Proceeds from exercise of stock options	1,923,257	407,740

Net cash provided by (used in) financing activities	1,923,257	(651,850)

Net Increase in Cash from Continuing Operations	3,312,150	1,605,794

Cash Flows From Discontinued Operations:
Net cash used in operating activities	(128,298)	(1,708,743)
Net cash used in investing activities	(159,913)	(88,491)
Net cash provided by financing activities	295,673	14,399
Net Increase (Decrease) in Cash from Discontinued Operations	7,462	(1,782,835)

Net Increase (Decrease) in Cash and Cash Equivalents	3,319,612	(177,041)
Cash and Cash Equivalents, Beginning of Period	8,752,339	7,011,912
Cash and Cash Equivalents, End of Period	$12,071,951	$6,834,871

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$311,102	$377,551
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized loss on investments, net	$(10,025)	$(41,112)

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Basis of Presentation and Summary of Significant Accounting Policies and Estimates

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiaries, including ValenceTech Limited, Valence Technology Limited (including its direct and indirect wholly-owned subsidiaries, collectively “Valence”), SRSWOWcast.com, Inc. (“SRSWOWcast”) and the joint venture with Coming Home Studios LLC, CHS/SRS LLC. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. Certain amounts included in the accompanying prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. All material inter-company accounts and transactions have been eliminated.

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

On February 23, 2006, the Board of Directors of the Company (the “Board of Directors” or the “Board”) approved a plan to sell Valence in order to focus increased management attention and financial resources on its licensing business. On July 14, 2006, the Company entered into a definitive Sale and Purchase Agreement to sell Valence to Noblehigh Enterprises Inc. (“Noblehigh”). See Note 12.

Additionally, on February 23, 2006, the Board authorized management to take all reasonable steps to divest the Company’s entire equity interest in the CHS/SRS LLC joint venture (the “Joint Venture”) to produce and distribute six concert videos featuring our Circle Surround Technology. On June 30, 2006 the Company completed the sale of its interest in the Joint Venture to Coming Home Studios, LLC (“CHS”) in exchange for $200,000, the rights to all cash assets of the Joint Venture, and a promissory note in the amount of $175,000. See Note 9.

As a result of our decisions to sell Valence and our entire equity interest in the joint venture, we have accounted for the semiconductor business segment and the joint venture as discontinued operations in the accompanying condensed consolidated financial statements. We have reclassified prior periods to conform to the current period presentation.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net income - as reported	$513,734	$735,194
Add: Share-based employee compensation expense included in net income, net of related tax effects - as reported	5,843	14,742
Deduct: Share-based employee compensation expense determined under fair value method, net of related tax effects - pro forma	(275,174)	(580,277)
Net income - pro forma	$244,403	$169,659
Basic - as reported	$0.04	$0.05
Basic - pro forma	$0.02	$0.01
Diluted - as reported	$0.03	$0.05
Diluted - pro forma	$0.02	$0.01

Share Option Plans

The Company has in effect several share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The following equity compensation plans have also been approved by our stockholders: the SRS Labs, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the “1996 Plan”), and the SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Non-employee Directors Plan”). The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. We issue new shares to satisfy stock option exercises under our share-based plans. No income tax benefit was realized from activity in our share-based plans during the three and six months ended fiscal 2006 and 2005.

A summary of the shares reserved for grant and options available for grant under each plan is as follows:

	June 30, 2006
	Shares	Shares
	Reserved	Available
	for Grant	for Grant
2006 Plan	1,500,000	1,380,000
1996 Plan	8,500,000	0
Non-employee Directors Plan	500,000	340,000
Total	10,500,000	1,720,000

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected term (in years)	6.25	6.25	6.25	6.25
Expected volatility	56%	59%	57%	62%
Risk-free interest rate	5.0%	3.8%	4.9%	4.0%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Total compensation cost recognized in the three and six months ending June 30, 2006 is as follows:

	Three Months	Six Months
Continuing Operations:
Sales and Marketing	$136,459	$298,512
Research and Development	75,174	202,161
General and Administrative	132,387	186,727
Total compensation cost recognized in Continuing Operations	$344,020	$687,400

Total compensation cost recognized in Discontinued Operations	$44,785	$101,143
Total compensation cost recognized	$388,805	$788,543

A summary of option activity under the stock option plans and changes during the quarter then ended is presented below:

	June 30, 2006
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of period	4,263,040	$4.47
Granted	385,900	5.70
Cancelled/forfeited	(66,963)	6.28
Exercised	(400,759)	3.00
Outstanding at end of period	4,181,218	$4.69	5.4	$1,236,775
Options exercisable at end of period	2,891,745	$4.28	4.4	$2,060,012

A summary of the grant-date fair value and intrinsic value information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted-average grant-date fair value per share	$3.37	$3.36	$3.46	$2.98
Intrinsic value of options exercised	$972,818	$172,957	$1,355,027	$202,841

A summary of the activity of the Company’s non-vested shares during the six months ended June 30, 2006 is presented below:

		Weighted-Average		Remaining
			Remaining	Unrecognized
		Grant-Date	Years	Compensation
	Shares	Fair Value	To Vest	Cost
Nonvested outstanding at beginning of period	1,195,964	$3.21
Granted	495,900	3.46
Vested	(334,678)	3.02
Forfeited	(67,713)	2.69
Nonvested outstanding at end of period	1,289,473	$3.58	2.95	$2,636,148

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

Capitalized software as of June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005
Capitalized software	$707,008	$595,568
Accumulated amortization	(386,819)	(309,990)
Capitalized software, net	$320,189	$285,578

As of June 30, 2006, the weighted average useful life of the Company’s capitalized software is approximately 1.8 years. The following table shows the estimated amortization expense for those assets for the remaining six months of the current fiscal year end and each of the four succeeding fiscal years.

Year ending December 31,	Estimated Expense
2006	$73,817
2007	104,276
2008	54,997
2009	10,270
2010	—

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

Intangible assets consist of the following:

	June 30, 2006	December 31, 2005

Patents	$2,555,908	$2,339,543
Accumulated amortization	(1,211,447)	(1,093,368)
Patents, net	1,344,461	1,246,175
Other Intangibles:
License agreements acquired in purchase of SRSWOWcast in February 2003	640,071	640,071
Poly Planar purchased technology for speaker products	120,000	120,000
Capitalized software and hardware for several technologies	637,281	525,840
Total of Other Intangibles	1,397,352	1,285,911
Accumulated amortization, other intangibles	(633,692)	(516,481)
Other intangibles, net	763,660	769,430
Intangible assets, net	$2,108,121	$2,015,605

Amortization periods range from three to ten years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Patents	$60,411	$51,445	$118,079	$101,382
Other intangibles:
License agreements acquired in purchase of our subsidiary SRSWOWcast in February 2003	16,002	16,002	32,003	32,003
Poly Planar purchased technology	—	—	—	4,000
Capitalized software and hardware	44,518	31,784	85,208	61,503
Total intangible amortization expense	$120,931	$99,231	$235,290	$198,888

As of June 30, 2006, the weighted average useful life of the Company’s patents and intangible assets is approximately 2.7 years. The following table shows the estimated amortization expense for those assets for the remaining six months of the current fiscal year and each of the four succeeding fiscal years:

Year ending December 31,	Estimated expense
2006	$171,872
2007	$407,573
2008	$291,292
2009	$217,082
2010	$206,196
Thereafter	$578,816

5.                                      Investments Available for Sale

The Company has classified its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table summarizes the Company’s investment securities available for sale:

	June 30, 2006	December 31, 2005
Cost	$17,489,688	$17,489,688
Accretion of discount	3,261	2,202
Unrealized loss	(424,745)	(414,720)
Estimated fair value	$17,068,204	$17,077,170

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	June 30, 2006		December 31, 2005
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
U.S. Government securities available for sale:
Due in one year or less (a)	11,992,949	11,968,615	—	—
Due in one to five years	5,500,000	5,099,589	17,491,890	17,077,170
	$17,492,949	$17,068,204	$17,491,890	$17,077,170

(a)             Available for sale securities due in one year or less are classified as short-term in the condensed consolidated balance sheets, as the original contractual maturities are greater than 90 days.

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

Basic and diluted net income per share computed in accordance with SFAS 128 for the three and six months ended June 30, are as follows:

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
BASIC EPS
Income from continuing operations	$405,862	$435,209	$557,142	$641,702
Income from discontinued operations	523,556	78,525	534,851	93,492
Net income	$929,418	$513,734	$1,091,993	$735,194
Denominator: weighted average common shares outstanding	14,622,210	14,076,866	14,523,459	14,043,269
Income from continuing operations—basic	$0.03	$0.03	$0.04	$0.05
Income from discontinued operations—basic	$0.04	$0.01	$0.04	$0.01
Net income per share—basic	$0.06	$0.04	$0.08	$0.05

DILUTED EPS
Income from continuing operations	$405,862	$435,209	$557,142	$641,702
Income from discontinued operations	523,556	78,525	534,851	93,492
Net income	$929,418	$513,734	$1,091,993	$735,194
Denominator: weighted average common shares outstanding	14,622,210	14,076,866	14,523,459	14,043,269
Common equivalent shares outstanding:
Options	1,711,895	804,629	1,682,818	907,424
Total diluted shares	16,334,105	14,881,495	16,206,277	14,950,693
Income from continuing operations—diluted	$0.02	$0.03	$0.03	$0.04
Income from discontinued operations—diluted	$0.03	$0.01	$0.03	$0.01
Net income per share—diluted	$0.06	$0.03	$0.07	$0.05

There were 1,614,619 and 1,979,479 potentially dilutive options outstanding for the three months ending June 30, 2006 and 2005, respectively, and there were 1,614,619 and 1,964,479 potentially dilutive options outstanding for the six months ending June 30, 2006 and 2005, respectively, that were not included in the table above because they would be anti-dilutive.

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

8.                                      Stockholders’ Equity

On March 24, 2005, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 of the outstanding shares of the Company’s common stock for a period from March 25, 2005 to March 24, 2006 (the “2005 Repurchase Program”). The Company repurchased 232,223 shares under this plan. There was no activity under the 2005 Repurchase Program during the first fiscal quarter of 2006, and the program expired on March 24, 2006.

On June 22, 2006, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”), a plan for which 1,500,000 shares of the Company’s common stock may be issued pursuant to Awards under the Plan provided that the Company shall not make additional awards under the 1996 Plan. Either the Board of Directors or a committee appointed by the Board will administer the 2006 Plan. Under the 2006 Plan, the Committee may grant options that are intended to qualify as incentive stock options (“ISOs”). Additionally, the Committee may also grant share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, and performance awards. The vesting period is dependent on the type of Award granted.

9.                                      Discontinued Operations

On February 23, 2006, the Board approved a plan to sell Valence in order to focus increased management attention and financial resources on its licensing business. We have retained Kaufman Bros., L.P., a financial advisor based in New York City, to assist us in facilitating the sale. On July 14, 2006, the Company entered into a definitive Sale and Purchase Agreement to sell  Valence to Noblehigh. See Note 12.

Additionally, on February 23, 2006, the Board authorized management to take all reasonable steps to divest the Company’s entire equity interest in the Joint Venture. On June 30, 2006, the Company completed the sale of its interest in the Joint Venture to Coming Home Studios, LLC (“CHS”) in exchange for $200,000, the rights to all cash assets of the joint venture, and a promissory note in the amount of $175,000. As of the close of business on June 30, 2006, SRS had received $150,000 from CHS and had transferred the cash assets of the joint venture to SRS. The remaining $50,000 was received from CHS on July 5, 2006. The Company has recorded a gain on disposal of its interest in the LLC of $371,295 in the accompanying condensed consolidated statement of operations for the three month period ended June 30, 2006. Any amounts related to the promissory note will be recorded at the time the cash is received by SRS.

Income from discontinued operations consists of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operation is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Semiconductors:
Revenues.	$2,228,826	$2,521,174	$4,370,534	$4,505,737
Cost of sales	1,001,262	999,166	2,069,746	1,727,406
Gross margin	1,227,564	1,522,008	2,300,788	2,778,331
Total operating expenses	1,081,015	1,462,636	2,210,163	2,774,808
Income from operations	146,549	59,372	90,625	3,523
Other income, net	3,678	5,952	7,863	4,614
Income before income tax (benefit) expense	150,227	65,324	98,488	8,137
Income tax (benefit) expense	(385)	563	30,696	5,741
Net income from semiconductors	150,612	64,761	67,792	2,396
Net income from CHS/SRS LLC	1,649	13,764	95,764	91,096
Gain on Sale of CHS/SRS LLC	371,295	—	371,295	—
Total income from discontinued operations	$523,556	$78,525	$534,851	$93,492

A summary of the assets and liabilities related to the discontinued operations of Valence and the Joint Venture classified as held for sale in the accompanying condensed consolidated balance sheet is as follows:

	June 30, 2006	December 31, 2005
	(unaudited)
Current assets held for sale:
Accounts receivable, net	$950,081	$902,771
Inventories, net	1,032,771	534,226
Prepaid expenses and other current assets	281,995	422,130
Total	2,264,847	1,859,127

Long term assets held for sale:
Furniture, fixtures and equipment, net	1,143,439	1,060,631
Goodwill	533,031	533,031
Intangibles, net	437,143	471,461
Total	2,113,613	2,065,123

Liabilities related to assets held for sale:
Accounts payable	858,256	855,559
Accrued liabilities	842,450	1,315,142
Total	1,700,706	2,170,701

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

For the three and six months ending June 30, 2006, there was no significant customer in the licensing segment. For the same period in the prior year, two customers accounted for approximately 10% each in the licensing segment. The following schedule presents the Company’s revenue from continuing operations by geographic area. Licensing-related revenue is allocated based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	%	2005	%	2006	%	2005	%
Geographic Area Revenue:

Japan	$1,883,315	44	$1,446,553	41	$3,911,095	45	$2,967,042	44
Korea	1,208,108	28	962,787	27	2,384,609	28	1,654,821	24
Americas	336,081	8	427,239	12	806,520	9	1,099,039	16
China	806,806	19	611,566	17	1,425,828	17	950,923	14
Europe	25,529	1	91,832	3	67,455	1	132,247	2
Total	$4,259,839	100	$3,539,977	100	$8,595,507	100	$6,804,072	100

11.                               Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our consolidated financial statements.

12.                               Subsequent Events

On July 14, 2006, the Company entered into a definitive Sale and Purchase Agreement (“Purchase Agreement”) to sell Valence to Noblehigh Enterprises Inc. (“Noblehigh”). Noblehigh is owned by Willas Array Electronics (Holding) Limited (“Willas-Array”) as well as certain members of management of Valence (collectively referred to herein as the “Management Buyers”).

The sale to Noblehigh will be effected through two simultaneous transactions: (1) the repurchase by Valence of approximately 74% of the outstanding shares of Valence from SRS and (2) the purchase by Noblehigh of the remaining outstanding shares of Valence from SRS for $4.3 million. Valence will repurchase shares from SRS using its existing cash, cash equivalents and other current assets, all of which are reflected on SRS’s balance sheet. The purchase price is subject to adjustment dependent upon Valence’s net current assets as of June 30, 2006 subject to review by the parties’ auditors. The Company expects to recognize a gain from the sale of Valence.

In connection with the sale of Valence to Noblehigh, the majority of management personnel of Valence  will execute Waiver of Change of Control agreements to confirm that they are not entitled to any payments or other benefits as a result of the sale of Valence. Also, subject to the sale of Valence, SRS will repurchase from Management Buyers up to 550,000 shares of SRS common stock, which such individuals may obtain through the exercise of vested employee stock options. The repurchase price payable for such shares shall be equal to the average closing price of SRS common stock for the 10 trading days prior to the closing date of the sale of Valence. The repurchase of any shares from the Management Buyers will occur concurrently with the closing of the sale of Valence.

The Purchase Agreement contains customary representations, covenants, warranties indemnification and termination provisions. The closing of the sale of Valence is subject to a number of conditions, including the approval of the transaction by the shareholders of Willas-Array.

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

Discontinued Operations:

Semiconductors:   Through SRS Labs, Inc.’s wholly-owned subsidiary, ValenceTech Limited, and ValenceTech Limited’s wholly-owned subsidiaries (collectively “Valence”), we operate a fabless semiconductor business which develops, designs and markets standard and custom analog ICs, digital signal processors, and mixed signal integrated circuits primarily to original equipment manufacturers and original design manufacturers, in the Asia Pacific region. On February 23, 2006, the Board approved a plan to sell Valence in order to focus increased management attention and financial resources on its licensing business.   On July 14, 2006, the Company entered into a definitive Sale and Purchase Agreement to sell  Valence to Noblehigh Enterprises Inc. As a result of our decision to sell Valence, we have accounted for the semiconductor business segment as discontinued operations in the accompanying condensed consolidated financial statements.

CHS/SRS LLC:  In September 2004, we entered into a strategic alliance with Coming Home Studios LLC, or CHS, to use and promote SRS Labs technologies, promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, the Company and CHS established a joint venture, CHS/SRS, LLC, or the Joint Venture, to produce and distribute six concert videos featuring our Circle Surround technology, or the Concert Videos. Initially, Coming Home Studios LLC was the manager of the CHS/SRS Joint Venture; however, the Company became manager of the Joint Venture in July, 2005. As a result of becoming the manager of, and providing financial support to the Joint Venture, the Company was required under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R), to consolidate the financial statements of the Joint Venture into our financial statements commencing with the third quarter of fiscal 2005. Previously, we accounted for our 50% equity ownership in the Joint Venture as an investment using the equity method.

In February 2006, our Board of Directors, or the Board, authorized management to take all reasonable steps to divest our entire equity interest in the Joint Venture. As a result of our decision to sell our entire equity interest in the Joint Venture, we have accounted for the Joint Venture as a discontinued operation in the accompanying condensed consolidated financial statements. On June 30, 2006, the Company completed the sale of its interest in the Joint Venture to Coming Home Studios, LLC (“CHS”) in exchange for $200,000, the rights to all cash assets of the joint venture, and a promissory note in the amount of $175,000. As of the close of business on June 30, 2006, SRS had received $150,000 from CHS and had transferred the cash assets of the joint venture to SRS. The remaining $50,000 was received from CHS on July 5, 2006. The Company has recorded a gain on disposal of its interest in the LLC of approximately $370,000. Any amounts related to the promissory note will be recorded as a gain at the time the cash is received by SRS.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net income - as reported	$513,734	$735,194
Add: Share-based employee compensation expense included in net income, net of related tax effects - as reported	5,843	14,742
Deduct: Share-based employee compensation expense determined under fair value method, net of related tax effects - pro forma	(275,174)	(580,277)
Net income - pro forma	$244,403	$169,659
Basic - as reported	$0.04	$0.05
Basic - pro forma	$0.02	$0.01
Diluted - as reported	$0.03	$0.05
Diluted - pro forma	$0.02	$0.01

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

Total compensation cost recognized in the three and six months ending June 30, 2006 is as follows:

	Three Months	Six Months
Continuing Operations:
Sales and Marketing	$136,459	$298,512
Research and Development	75,174	202,161
General and Administrative	132,387	186,727
Total compensation cost recognized in Continuing Operations	$344,020	$687,400

Total compensation cost recognized in Discontinued Operations	$44,785	$101,143
Total compensation cost recognized	$388,805	$788,543

Results of Continuing Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

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

Licensing revenues were $4,259,839 for the three months ended June 30, 2006, compared to $3,539,977 for the three months ended June 30, 2005, an increase of $719,862 or 20.3%. The sales growth in licensing was primarily attributable to continued strong sales in the Home Entertainment and Automotive segments. Within the Home Entertainment segment, revenue growth is due to increased licensing fees related to flat panel monitors and televisions.  The following table presents the Company’s licensing revenues mix by market segment:

	Three Months Ended June 30,
	2006	2005
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	53%	47%
Portable Media Devices (Digital Media Player, Headphone)	19%	24%
Personal Telecommunications (Mobile phone, PDA)	11%	16%
PC (Software, Hardware)	10%	9%
Automotive	7%	4%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,885,416 for the three months ended June 30, 2006, compared to $1,026,477 for the same prior year period, an increase of $858,939 or 83.7%. This increase is primarily attributable to increased sales headcount in overseas markets and related expenses, increased commissions on higher revenues, and increased marketing expenses, including headcount in the United States, related to efforts to enhance the Company’s brand.  In addition, the increase is attributable to $136,459 in stock option expense that was recognized due to the adoption of FAS 123R in the current fiscal year. As a percentage of total revenues, sales and marketing expenses increased from 29.0% for the quarter ended June 30, 2005 to 44.3% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $631,739 for the three months ended June 30, 2006, compared to $547,787 for the same prior year period, an increase of $83,952 or 15.3%. This increase is primarily attributable to $75,174 in stock option expense that was recognized due to the adoption of FAS 123R in the current fiscal year.  As a percentage of total revenues, research and development expenses were 15.5% for the quarter ended June 30, 2005, and 14.8% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,357,789 for the three months ended June 30, 2006, compared to $1,427,501 for the same prior year period, a decrease of $69,712 or 4.9%. The decrease is primarily attributable to decreased accounting and legal fees and outside consulting costs. In addition, the decrease was offset by the Company recognizing $132,387 in stock option expense due to the adoption of FAS 123R in the current fiscal year. As a percentage of total revenues, G&A expenses decreased from 40.3% for the quarter ended June 30, 2005, to 31.9% for the same period this year.

Other Income, Net

Other income, net, consists primarily of interest income. Other income, net, was $224,005 for the three months ended June 30, 2006, compared to $160,341 for the same prior year period, an increase of $63,664 or 39.7%. This increase is primarily attributable to higher interest income on larger cash balances invested.

Provision for Income Taxes

The income tax expense for the three months ended June 30, 2006 was $167,745, compared to tax expense of $168,506 for the same prior year period. This provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea.

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

Income from discontinued operations consists of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operation is as follows:

	For the three months ended June 30,
	2006	2005
Semiconductors:
Revenues	$2,228,826	$2,521,174
Cost of sales	1,001,262	999,166
Gross margin	1,227,564	1,522,008
Total operating expenses	1,081,015	1,462,636
Income from operations	146,549	59,372
Other income, net	3,678	5,952
Income before income tax (benefit) expense	150,227	65,324
Income tax (benefit) expense	(385)	563
Net income from semiconductors	150,612	64,761
Net income from CHS/SRS LLC	1,649	13,764
Gain on Sale of CHS/SRS LLC	371,295	—
Total income from discontinued operations	$523,556	$78,525

Semiconductor revenues were $2,228,826 in the three months ended June 30, 2006 compared to $2,521,174 in the three months ended June 30, 2005, a decrease of $292,348 or 11.6%. ASP revenues increased $141,925 due to the introduction of several new ASP chips. The increase in ASP revenues was offset by a decrease in ASIC revenues of $434,273, due to a decline in ASIC product demand. Gross margin decreased from 60% to 55% in the quarters ended June 30, 2005 and 2006, respectively, due to an increase in lower margin ASP sales. Operating expenses decreased $381,621 primarily due to decreased head count and related expenses. Other income (expense), net and income tax expense were comparable with the prior period. Net income from CHS/SRS LLC was comparable to the prior period. The Company recognized a gain on the sale of its interest in CHS/SRS LLC of $371,295 on June 30, 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues

Licensing revenues were $8,595,507 for the six months ended June 30, 2006, compared to $6,804,072 for the six months ended June 30, 2005, an increase of $1,791,435 or 26.3%. The sales growth in licensing was attributable to our continued strong sales in all five of our market segments with four of the five segments achieving year over year growth. The Home Entertainment segment continues to grow in total revenues due to increases in Advanced Display revenues, partially offset by a decrease in Set Top Box and CRT revenues. The following table presents the Company’s licensing revenues mix by market segment:

	Six Months Ended June 30,
	2006	2005
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	54%	55%
Portable Media Devices (Digital Media Player, Headphone)	20%	19%
Personal Telecommunications (Mobile phone, PDA)	11%	13%
PC (Software, Hardware)	9%	10%
Automotive	6%	3%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $3,750,785 for the six months ended June 30, 2006, compared to $2,208,924 for the same prior year period, an increase of $1,541,861 or 69.8%. This increase is primarily attributable to increased headcount and related expenses, increased commissions on higher revenues, and increased marketing activities related to efforts to enhance the Company’s brand.  In addition, the increase is primarily attributable to $298,512 in stock option expense that was recognized due to the adoption of FAS 123R in the current fiscal year. As a percentage of total revenues, sales and marketing expenses increased from 32.5% for the six months ended June 30, 2005 to 43.6% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,286,028 for the six months ended June 30, 2006, compared to $1,123,992 for the same prior year period, an increase of $162,036 or 14.4%. This increase is primarily attributable to $202,161 in stock option expense that was recognized due to the adoption of FAS 123R in the current fiscal year, offset by decreased head count and related expenses.  As a percentage of total revenues, research and development expenses were 16.5% for the six months ended June 30, 2005, and 15.0% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $2,994,997 for the six months ended June 30, 2006, compared to $2,700,352 for the same prior year period, an increase of $294,645 or 10.9%. This increase is primarily attributable to increased professional fees, costs associated with the Company’s separation from its former Chief Financial Officer and consulting agreements related to human resources activities. In addition, the increase is attributable to $186,727 in stock option expense that was recognized due to the adoption of FAS 123R in the current fiscal year. As a percentage of total revenues, G&A expenses decreased from 39.7% for the six months ended June 30, 2005, to 34.8% for the same period this year.

Other Income, Net

Other income, net, consists primarily of interest income. Other income, net, was $403,718 for the six months ended June 30, 2006, compared to $309,611 for the same prior year period, an increase of $94,107 or 30.4%. This increase is primarily attributable to higher interest income on larger cash balances invested.

Provision for Income Taxes

The income tax expense for the six months ended June 30, 2006 was $327,168, compared to tax expense of $287,530 for the same prior year period, an increase of $39,638 or 13.8%. This provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea.

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

Income from discontinued operations consists of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operation is as follows:

	For the six months ended June 30,
	2006	2005
Semiconductors:
Revenues.	$4,370,534	$4,505,737
Cost of sales	2,069,746	1,727,406
Gross margin	2,300,788	2,778,331
Total operating expenses	2,210,163	2,774,808
Income from operations	90,625	3,523
Other income, net	7,863	4,614
Income before income tax (benefit) expense	98,488	8,137
Income tax (benefit) expense	30,696	5,741
Net income from semiconductors	67,792	2,396
Net income from CHS/SRS LLC	95,764	91,096
Gain on Sale of CHS/SRS LLC	371,295	—
Total income from discontinued operations	$534,851	$93,492

Semiconductor revenues were $4,370,534 for the six months ended June 30, 2006 compared to $4,505,737 for the six months ended June 30, 2005, a decrease of $135,203 or 3%. ASP revenues increased $654,740 due to the introduction of several new ASP chips. The increase in ASP revenues was offset by a decrease in ASIC revenues of $789,943, due to a decline in ASIC product demand. Gross margin decreased from 62% to 53% in the quarters ended June 30, 2005 and 2006, respectively, due to an increase in lower margin ASP sales. Operating expenses decreased $564,645 or 20% primarily due to decreased head count and related expenses. Other income, net and income tax expense were materially consistent with the prior period. Net income from CHS/SRS LLC was comparable to the prior period. The Company recognized a gain on the sale of its interest in CHS/SRS LLC of $371,295 on June 30, 2006.

Liquidity and Capital Resources

The Company’s principal source of liquidity to fund ongoing operations at June 30, 2006 consisted of cash, cash equivalents and long-term investments of $29,140,155. At June 30, 2006, the Company had cash and cash equivalents and short term investments of $24,040,566 and long-term investments of $5,099,589. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA.

Net cash provided by operating activities from continuing operations was $1,900,029 and $2,548,212 during the six months ended June 30, 2006 and June 30, 2005, respectively. The decrease in our operating cash flows is primarily the result of our deferred revenue decreasing $427,382 and $128,702 in the six months ended June 30, 2006 and June 30, 2005, respectively, due to recognition of revenue on prepaid royalties. Accrued liabilities increased $51,058 and $1,149,403 during the six months ended June 30, 2006 and 2005, respectively. The changes in liability accounts generally relate to increases in professional fees, commissions and bonus and the timing of payments to vendors and employees. Accounts receivable decreased $440,715 and $287,557 during the six months ended June 30, 2006 and 2005, respectively, due to timing of billing and cash receipts, which partially offset the decreases in operating cash flows.

Our net cash used in investing activities from continuing operations was $511,136 and $290,568 during the six months ended June 30, 2006 and June 30, 2005, respectively. The increase in net cash used by investing activities was attributable primarily to a $82,490 increase in cash used in expenditures related to patents and intangible assets and a $138,078 increase to purchase of furniture, fixtures and equipment.

Our net cash provided by financing activities from continuing operations was $1,923,257 during the six months ended June 30, 2006 and our net cash used in financing activities from continuing operations was $651,850 during the six months ended June 30, 2005. The increase in net cash provided by financing activities was attributable to an increase in stock option exercises. Additionally, during the six months ended June 30, 2005, the Company repurchased treasury stock of $1,059,590 and did not purchase any treasury stock in the six months ended June 30, 2006.

Our net cash increase from discontinued operations was $7,462 during the six months ended June 30, 2006 and our net cash decrease from discontinued operations was $1,782,835 during the six months ended June 30, 2005. We are unable to estimate at this time the future cash expenditures that the Company will incur related to the disposition of the Company’s interest in Valence.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations and the trading price of our common stock. Please refer to Item 1A, “Risk Factors” in our annual report on Form 10-K for fiscal year 2005 for information concerning these and other uncertainties that could negatively impact the Company.

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

Changes in Internal Controls.   There have been no changes in our internal controls over financial reporting that occurred during our second quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.1

Termination Agreement dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC, previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2006, which is incorporated herein by reference.

10.2

Promissory Note dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC. previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2006, which is incorporated herein by reference.

10.3

Security Agreement dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC, previously filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2006, which is incorporated herein by reference.

10.4

Assignment dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC, previously filed as Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2006, which is incorporated herein by reference.

10.5

First Amendment to the Strategic Alliance Agreement dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC, previously filed as Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2006, which is incorporated herein by reference.

10.6

SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2006, which is incorporated herein by reference.

10.7

SRS Labs, Inc. Patent Reward Program, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2006, which is incorporated herein by reference.

10.8

SRS Labs, Inc. 2006 Profit Sharing and Bonus Plan, previously filed as Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2006, which is incorporated herein by reference.

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

SRS LABS, INC., a Delaware corporation

Date: August 8, 2006	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2006	By:	/S/ ULRICH GOTTSCHLING
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