Form 10-Q/A
period 2006-06-30
SRS LABS INC
filed 2006-09-22
CIK 1016470

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

EXPLANATORY NOTE

SRS Labs, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed with the Securities and Exchange Commission on August 8, 2006 (the “Original Filing”), solely to revise the exhibit list contained in Part II, Item 6 and the Exhibit Index and to file certain documents indicated on such exhibit list.  This Amendment does not otherwise amend or update the Original Filing.

PART II - OTHER INFORMATION

Item 6.  Exhibits

The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the “SEC”).

Exhibit Number	Description
3.1

Certificate of Incorporation of the Company, previously filed with the SEC as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 1 to such Registration Statement filed with the SEC on July 3, 1996 (File No. 333-4974-LA), which is incorporated herein by reference.

3.2

Bylaws of the Company, previously filed with the SEC as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 1999, filed with the SEC on November 12, 1999, which is incorporated herein by reference.

10.1

Termination Agreement dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC, previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.2

Promissory Note dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC. previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.3

Security Agreement dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC, previously filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.4

Assignment dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC, previously filed as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.5

First Amendment to the Strategic Alliance Agreement dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC, previously filed as Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.6	SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 28, 2006, which is incorporated herein by reference.

10.7	SRS Labs, Inc. Patent Reward Program, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 28, 2006, which is incorporated herein by reference.

10.8	SRS Labs, Inc. 2006 Profit Sharing and Bonus Plan, previously filed as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on April 18, 2006, which is incorporated herein by reference.

10.9	Form of Stock Option Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan.

10.10	Form of Restricted Share Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan.

10.11	Form of Restricted Share Unit Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan.

10.12	Form of SAR Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC.

Date: September 22, 2006	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: September 22, 2006	By:	/S/ ULRICH GOTTSCHLING
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

3.2

Bylaws of the Company, previously filed with the SEC as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 1999, filed with the SEC on November 12, 1999, which is incorporated herein by reference.

10.1

Termination Agreement dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC, previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.2

Promissory Note dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC. previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.3

Security Agreement dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC, previously filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.4

Assignment dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC, previously filed as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.5

First Amendment to the Strategic Alliance Agreement dated June 30, 2006 between SRS Labs, Inc. and Coming Home Studios, LLC, previously filed as Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.6	SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 28, 2006, which is incorporated herein by reference.

10.7	SRS Labs, Inc. Patent Reward Program, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 28, 2006, which is incorporated herein by reference.

10.8	SRS Labs, Inc. 2006 Profit Sharing and Bonus Plan, previously filed as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on April 18, 2006, which is incorporated herein by reference.

10.9	Form of Stock Option Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan.

10.10	Form of Restricted Share Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan.

10.11	Form of Restricted Share Unit Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan.

10.12	Form of SAR Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.