Form 10-Q
period 2006-09-30
SRS LABS INC
filed 2006-11-07
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 25, 2006, 15,819,684 of the issuer’s common stock, par value $.001 per share, were outstanding; of this amount, 674,098 shares of the common stock were held as treasury shares.

SRS LABS, INC.

Form 10-Q
For the Period Ended September 30, 2006
Index

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc., its wholly-owned subsidiary SRSWOWcast, Inc.,  and for the applicable periods, its formerly owned subsidiary ValenceTech Limited (including its direct and indirect wholly-owned subsidiaries, collectively “Valence”) and the former joint venture with Coming Home Studios LLC, CHS/SRS LLC.

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this Quarterly Report relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A in our most recently filed Form 10-K and elsewhere in this Form 10-Q, including, but not limited to, the acceptance of new SRS Labs products and technologies; the import of competitive products and pricing; the timely development and release of technologies by the Company; general business and economic conditions, especially in Asia; product and customer concentration in our business; our high dependence on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality; the risk of widespread illness; our dependence on growth in emerging markets; the length and unpredictable nature of our sales cycle; our ability to protect our products through patents and other intellectual property rights; our dependence on key personnel; the volatility of the price of our common stock; provisions that could discourage transactions resulting in a change in control contained in our certificate of incorporation and bylaws as well as Delaware law; competition we face from companies with greater brand recognition and resources; pricing pressures on the consumer electronics product manufacturers; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the Securities and Exchange Commission.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$26,126,915	$8,752,339
Accounts receivable, net	2,289,830	1,886,780
Inventories, net	158,253	80,421
Prepaid expenses and other current assets	910,902	522,426
Investments available for sale	1,993,279	—
Assets held for sale	—	1,859,127

Total Current Assets	31,479,179	13,101,093

Investments available for sale	5,211,295	17,077,170
Furniture, fixtures and equipment, net	441,453	425,288
Intangible assets, net	2,096,507	2,015,605
Deferred income taxes	386,412	380,386
Long term assets held for sale	—	2,065,123

Total Assets	$39,614,846	$35,064,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$898,289	$741,811
Accrued liabilities	1,113,929	801,898
Deferred revenue	440,861	537,636
Liabilities related to assets held for sale	—	2,170,701

Total Current Liabilities	2,453,079	4,252,046

Commitments and contingencies (Note 7)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 15,657,751 and 14,953,690 shares issued; and 14,983,653 and 14,279,592 shares outstanding at September 30, 2006 and December 31, 2005, respectively	15,659	14,955
Additional paid-in capital	66,239,460	63,574,518
Accumulated other comprehensive loss	(295,131)	(496,021)
Accumulated deficit	(25,794,776)	(29,277,388)
Treasury stock at cost, 674,098 shares at September 30, 2006 and December 31, 2005	(3,003,445)	(3,003,445)

Total Stockholders’ Equity	37,161,767	30,812,619

Total Liabilities and Stockholders’ Equity	$39,614,846	$35,064,665

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$4,910,203	$3,640,134	$13,505,710	$10,444,206
Cost of sales	43,998	39,804	127,103	190,987

Gross margin	4,866,205	3,600,330	13,378,607	10,253,219

Operating expenses:
Sales and marketing	1,743,660	1,087,025	5,494,445	3,295,949
Research and development	628,227	584,008	1,914,255	1,708,000
General and administrative	1,277,601	1,198,433	4,272,598	3,898,785

Total operating expenses	3,649,488	2,869,466	11,681,298	8,902,734

Income from continuing operations	1,216,717	730,864	1,697,309	1,350,485
Other income, net	291,236	176,707	694,954	486,318
Income from continuing operations before income tax expense	1,507,953	907,571	2,392,263	1,836,803
Income tax expense	231,620	200,420	558,788	487,950
Income from continuing operations	1,276,333	707,151	1,833,475	1,348,853

Discontinued operations (Note 9):
Income (loss) from discontinued operations before income tax expense (benefit)	859,843	(123,490)	1,054,095	(24,257)
Gain on disposal	260,763	—	632,058	—
Income tax expense (benefit)	6,320	(120,533)	37,016	(114,792)
Income (loss) from discontinued operations	1,114,286	(2,957)	1,649,137	90,535

Net income	$2,390,619	$704,194	$3,482,612	$1,439,388

Income from continuing operations per common share:
Basic	$0.09	$0.05	$0.13	$0.10
Diluted	$0.08	$0.05	$0.11	$0.09

Income from discontinued operations per common share:
Basic	$0.07	$0.00	$0.11	$0.01
Diluted	$0.07	$0.00	$0.10	$0.01

Net income per common share:
Basic	$0.16	$0.05	$0.24	$0.10
Diluted	$0.15	$0.05	$0.21	$0.10

Weighted average shares used in the calculation of net income per common share:
Basic	14,939,806	14,094,690	14,663,767	14,076,833
Diluted	16,479,112	15,300,803	16,428,894	15,070,362

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive Income for the Period
	Shares	Amount	Capital	(Loss) Income	Deficit	Stock	Total	Ended

BALANCE, Dec. 31, 2005	14,279,592	$14,955	$63,574,518	$(496,021)	$(29,277,388)	$(3,003,445)	$30,812,619
Proceeds from exercise of stock options	230,370	230	1,014,988	—	—	—	1,015,218
Stock based compensation	—	—	399,738	—	—	—	399,738
Unrealized loss on investments available for sale, net of tax	—	—	—	(58,282)	—	—	(58,282)	(58,282)
Net income	—	—	—	—	162,575	—	162,575	162,575

BALANCE, March 31, 2006	14,509,962	$15,185	$64,989,244	$(554,303)	$(29,114,813)	$(3,003,445)	$32,331,868	$104,293
Proceeds from exercise of stock options	400,759	401	1,203,311	—	—	—	1,203,712
Stock based compensation	—	—	388,805	—	—	—	388,805
Unrealized gain on investments available for sale, net of tax	—	—	—	48,257	—	—	48,257	48,257
Net income	—	—	—	—	929,418	—	929,418	929,418

BALANCE, June 30, 2006	14,910,721	$15,586	$66,581,360	$(506,046)	$(28,185,395)	$(3,003,445)	$34,902,060	$1,081,968
Proceeds from exercise of stock options	72,932	73	237,747	—	—	—	237,820
Proceeds from exercise of Valence mgmt stock options (Note 9)	357,625	358	1,151,177	—	—	—	1,151,535
Purchase of Treasury stock	—	—	—	—	—	(2,114,586)	(2,114,586)
Cancel Treasury stock	(357,625)	(358)	(2,114,228)	—	—	2,114,586	—
Stock based compensation	—	—	383,404	—	—	—	383,404
Currency Translation Adjustment	—	—	—	81,303	—	—	81,303	81,303
Unrealized gain on investments available for sale, net of tax	—	—	—	129,612	—	—	129,612	129,612
Net income	—	—	—	—	2,390,619	—	2,390,619	2,390,619

BALANCE, September 30, 2006	14,983,653	$15,659	$66,239,460	$(295,131)	$(25,794,776)	$(3,003,445)	$37,161,767	$3,683,502

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$3,482,612	$1,439,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	549,259	628,175
Provision for doubtful accounts	(1,588)	15,906
Deferred taxes	(6,026)	—
Accretion of discount on investments available for sale	(1,565)	(1,693)
Stock-based compensation expense	1,070,804	32,619
Loss on disposition of furniture, fixtures and equipment	1,582	1,417
Equity in income of investee	—	(91,096)
Gain on sale of discontinued operations	(632,058)	—
Changes in operating assets and liabilities:
Accounts receivable	(401,462)	315,621
Inventories	(77,832)	(116,315)
Prepaid expenses and other current assets	(388,476)	152,680
Accounts payable	156,478	88,615
Accrued liabilities	312,031	966,741
Deferred revenue	(96,775)	(86,838)
Income taxes payable	—	97,325
Net cash used by operating activities of discontinued operations	(1,922,668)	(1,172,702)
Net cash provided by operating activities	2,044,316	2,269,843
Cash Flows From Investing Activities:
Purchase of furniture, fixtures and equipment	(204,790)	(87,190)
Proceeds from sale of equipment	—	2,300
Capitalized production costs	—	(601,273)
Expenditures related to patents and intangible assets	(443,118)	(341,833)
Proceeds from sale of investments available for sale	9,993,748	—
Proceeds from the sale of Valence	4,300,000	—
Proceeds from the sale of equity interest in CHS/SRS LLC	371,295	—
Net cash used in investing activities of discontinued operations	(180,216)	(78,546)
Net cash provided by (used in) investing activities	13,836,919	(1,106,542)
Cash Flows From Financing Activities:
Purchase of treasury stock	(2,114,586)	(1,059,590)
Proceeds from exercise of stock options	3,607,927	704,710
Net cash provided by (used in) financing activities	1,493,341	(354,880)

Net Increase in Cash and Cash Equivalents	17,374,576	808,421
Cash and Cash Equivalents, Beginning of Period	8,752,339	7,011,912
Cash and Cash Equivalents, End of Period	$26,126,915	$7,820,333

Supplemental Disclosure of Cash Flow Information:
Cash paid for Income taxes	$506,010	$546,847
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized gain (loss) on investments, net	$33,247	$(194,890)

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Basis of Presentation and Summary of Significant Accounting Policies and Estimates

As used herein, the “Company,” “SRS Labs,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiary SRSWOWcast, Inc (“SRSWOWcast”), and, for the applicable periods, its formerly owned subsidiary ValenceTech Limited (including its direct and indirect wholly-owned subsidiaries, collectively “Valence”) and the former joint venture with Coming Home Studios LLC, CHS/SRS LLC. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included. Certain amounts included in the accompanying prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. All material inter-company accounts and transactions have been eliminated.

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

On February 23, 2006, the Board of Directors of the Company (the “Board of Directors” or the “Board”) approved a plan to sell Valence in order to focus increased management attention and financial resources on its licensing business. On July 14, 2006, the Company entered into a definitive Sale and Purchase Agreement to sell Valence to Noblehigh Enterprises Inc. (“Noblehigh”). On September 29, 2006, the Company completed the sale of Valence to Noblehigh. See Note 9.

Additionally, on February 23, 2006, the Board authorized management to take all reasonable steps to divest the Company’s entire equity interest in the CHS/SRS LLC joint venture (the “Joint Venture”) to produce and distribute nine concert videos featuring our Circle Surround Technology. On June 30, 2006 the Company completed the sale of its interest in the Joint Venture to Coming Home Studios, LLC (“CHS”) in exchange for $200,000, the rights to all cash assets of the Joint Venture, and a promissory note in the amount of $175,000. See Note 9.

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

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 as of January 1, 2005 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using a BSM option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income - as reported	$704,194	$1,439,388
Add: Share-based employee compensation expense included in net income, net of related tax effects - as reported	4,829	19,571
Deduct: Share-based employee compensation expense determined under fair value method, net of related tax effects - pro forma	(273,860)	(854,137)
Net income - pro forma	$435,163	$604,822
Basic - as reported	$0.05	$0.10
Basic - pro forma	$0.03	$0.04
Diluted - as reported	$0.05	$0.10
Diluted - pro forma	$0.03	$0.04

Share Option Plans

The Company has in effect several share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The following equity compensation plans have also been approved by our stockholders: the SRS Labs, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the “1996 Plan”), and the SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Non-employee Directors Plan”). The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. We issue new shares to satisfy stock option exercises under our share-based plans. No income tax benefit was realized from activity in our share-based plans during the three and nine months ended fiscal 2006 and 2005.

A summary of the shares reserved for grant and options available for grant under each plan is as follows:

	September 30, 2006
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006 *	2005	2006	2005
Expected term (in years)	—	6.25	6.25	6.25
Expected volatility	—	55%	57%	60%
Risk-free interest rate	—	4.2%	4.9%	4.0%
Dividend yield	—	0.00%	0.00%	0.00%

* Note: there were no options granted in the three months ended September 30, 2006.

Total compensation cost recognized in the three and nine months ending September 30, 2006 is as follows:

	Three Months	Nine Months
Continuing Operations:
Sales and Marketing	$140,228	$438,740
Research and Development	67,383	269,544
General and Administrative	175,793	362,520
Total compensation cost recognized in Continuing Operations	$383,404	$1,070,804

Total compensation cost recognized in Discontinued Operations	$—	$101,143
Total compensation cost recognized	$383,404	$1,171,947

A summary of option activity under the stock option plans and changes during the three and nine months ended September 30, 2006 is presented below:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, January 1, 2006	4,444,254	$4.41
Granted	110,000	6.20
Cancelled/forfeited	(60,844)	3.37
Exercised	(230,370)	4.41
Outstanding, March 31, 2006	4,263,040	$4.47	5.1	7,171,095
Granted	385,900	5.70
Cancelled/forfeited	(67,619)	6.28
Exercised	(400,759)	3.00
Outstanding, June 30, 2006	4,180,562	$4.69	5.4	3,272,877
Granted	—	—
Cancelled/Forfeited	(491,070)	5.36
Exercised	(430,557)	3.23
Outstanding, September 30, 2006	3,258,935	$4.79	5.0	$5,039,586
Options exercisable, September 30, 2006	2,387,453	$4.45	4.6	$4,623,271

A summary of the grant-date fair value and intrinsic value information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average grant-date fair value per share	$—	$3.47	$3.46	$3.11
Intrinsic value of options exercised	$1,138,340	$223,288	$2,493,367	$426,131

A summary of the activity of the Company’s non-vested shares during the nine months ended September 30, 2006 is presented below:

		Weighted-Average		Remaining
			Remaining	Unrecognized
		Grant-Date	Years	Compensation
	Shares	Fair Value	To Vest	Cost
Nonvested outstanding at beginning of period	1,195,964	$3.21
Granted	495,900	3.46
Vested	(577,868)	3.34
Forfeited	(337,019)	3.54
Nonvested outstanding at end of period	776,977	$3.46	3.11	$2,347,772

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

Capitalized software as of September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
Capitalized software	$710,914	$595,568
Accumulated amortization	(430,899)	(309,990)
Capitalized software, net	$280,015	$285,578

As of September 30, 2006, the weighted average useful life of the Company’s capitalized software is approximately 1.6 years. The following table shows the estimated amortization expense for those assets for the remaining three months of the current fiscal year end and each of the four succeeding fiscal years.

Year ending December 31,	Estimated Expense
2006	$44,518
2007	127,816
2008	88,868
2009	18,813
2010	—

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

Intangible assets consist of the following:

	September 30, 2006	December 31, 2005

Patents	$2,667,314	$2,339,543
Accumulated amortization	(1,274,102)	(1,093,368)
Patents, net	1,393,212	1,246,175
Other Intangibles:
License agreements acquired in purchase of SRSWOWcast in February 2003	640,071	640,071
Poly Planar purchased technology for speaker products	120,000	120,000
Capitalized software and hardware for several technologies	641,187	525,840
Total of Other Intangibles	1,401,258	1,285,911
Accumulated amortization, other intangibles	(697,963)	(516,481)
Other intangibles, net	703,295	769,430
Intangible assets, net	$2,096,507	$2,015,605

Amortization periods range from three to ten years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Patents	$62,655	$53,834	$180,734	$155,216
Other intangibles:
License agreements acquired in purchase of our subsidiary SRSWOWcast in February 2003	16,002	16,002	48,005	48,005
Poly Planar purchased technology	—	—	—	4,000
Capitalized software and hardware	48,269	32,746	133,477	94,249
Total intangible amortization expense	$126,926	$102,582	$362,216	$301,470

As of September 30, 2006, the weighted average useful life of the Company’s patents and intangible assets is approximately 2.5 years. The following table shows the estimated amortization expense for those assets for the remaining three months of the current fiscal year and each of the four succeeding fiscal years and thereafter:

Year ending December 31,	Estimated expense
2006	$131,392
2007	$397,442
2008	$403,411
2009	$252,478
2010	$217,953
Thereafter	$693,831

5.             Investments Available for Sale

The Company has classified its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table summarizes the Company’s investment securities available for sale:

	September 30, 2006	December 31, 2005
Cost	$7,495,938	$17,489,688
Accretion of discount	3,767	2,202
Unrealized loss	(295,131)	(414,720)
Estimated fair value	$7,204,574	$17,077,170

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	September 30, 2006		December 31, 2005
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
U.S. Government securities available for sale:
Due in one year or less (a)	1,999,705	1,993,279	—	—
Due in one to five years	5,500,000	5,211,295	17,491,890	17,077,170
	$7,499,705	$7,204,574	$17,491,890	$17,077,170

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

Basic and diluted net income per share computed in accordance with SFAS 128 for the three and nine months ended September 30, are as follows:

	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
BASIC EPS
Income from continuing operations	$1,276,333	$707,151	$1,833,475	$1,348,853
Income (loss) from discontinued operations	1,114,286	(2,957)	1,649,137	90,535
Net income	$2,390,619	$704,194	$3,482,612	$1,439,388
Denominator: weighted average common shares outstanding	14,939,806	14,094,690	14,663,767	14,076,833
Income from continuing operations—basic	$0.09	$0.05	$0.13	$0.10
Income from discontinued operations—basic	$0.07	$0.00	$0.11	$0.01
Net income per share—basic	$0.16	$0.05	$0.24	$0.10

DILUTED EPS
Income from continuing operations	$1,276,333	$707,151	$1,833,475	$1,348,853
Income (loss) from discontinued operations	1,114,286	(2,957)	1,649,137	90,535
Net income	$2,390,619	$704,194	$3,482,612	$1,439,388
Denominator: weighted average common shares outstanding	14,939,806	14,094,690	14,663,767	14,076,833
Common equivalent shares outstanding:
Options	1,539,306	1,206,113	1,765,127	993,529
Total diluted shares	16,479,112	15,300,803	16,428,894	15,070,362
Income from continuing operations—diluted	$0.08	$0.05	$0.11	$0.09
Income from discontinued operations—diluted	$0.07	$0.00	$0.10	$0.01
Net income per share—diluted	$0.15	$0.05	$0.21	$0.10

There were 1,051,859 and 898,811 potentially dilutive options outstanding for the three months ending September 30, 2006 and 2005, respectively, and there were 677,336 and 1,349,811 potentially dilutive options outstanding for the nine months ending September 30, 2006 and 2005, respectively, that were not included in the table above because they would be anti-dilutive.

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

9.             Discontinued Operations

Valence

On February 23, 2006, the Board approved a plan to sell Valence in order to focus increased management attention and financial resources on its licensing business. On July 14, 2006, the Company entered into a definitive Sale and Purchase Agreement (“Purchase Agreement”) to sell Valence to Noblehigh Enterprises Inc. (“Noblehigh”). Noblehigh is owned by Willas Array Electronics (Holding) Limited (“Willas-Array”) as well as certain members of management of Valence (collectively referred to herein as the “Management Buyers”). The sale transaction was completed on September 29, 2006 and accordingly the results of the operations of Valence through the date of sale are included in the accompanying condensed consolidated statements of operations and condensed consolidates statements of cash flows for the three and nine month periods ended September 30, 2006.

The sale to Noblehigh was effected through two simultaneous transactions: (1) the repurchase by Valence of approximately 74% of the outstanding shares of Valence from SRS using its existing cash and (2) the purchase by Noblehigh of the remaining outstanding shares of Valence from SRS for $4.3 million. The sale resulted in a gain on the disposal of discontinued operations of $260,763 in the accompanying condensed consolidated statement of operations for the three month period ended September 30, 2006.

Additionally, the Company repurchased from the Management Buyers 357,625 shares of SRS common stock, which were obtained through the exercise of vested employee stock options. Such shares were immediately canceled and are therefore not outstanding as of September 30, 2006. The repurchase price paid for such shares was equal to the average closing price of SRS common stock for the 7 trading days ending three days prior to the closing date of the sale of Valence.

CHS/SRS LLC

On February 23, 2006, the Board authorized management to take all reasonable steps to divest the Company’s entire equity interest in the Joint Venture. On June 30, 2006, the Company completed the sale of its interest in the Joint Venture to Coming Home Studios, LLC (“CHS”) in exchange for $200,000, the rights to all cash assets of the joint venture, and a promissory note in the amount of $175,000. As of the close of business on June 30, 2006, SRS had received $150,000 from CHS and had transferred the cash assets of the joint venture to SRS. The remaining $50,000 was received from CHS on July 5, 2006. The Company recorded a gain on disposal of its interest in the LLC of $371,295 in the Company’s second fiscal quarter of 2006. The gain on the sale is included in the accompanying condensed consolidated statement of operations for the nine month period ended September 30, 2006. Any amounts related to the promissory note will be recorded at the time the cash is received by SRS.

Income from discontinued operations consists of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operation is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Semiconductors:
Revenues	$3,312,397	$1,929,605	$7,682,931	$6,435,342
Cost of sales	1,493,004	753,730	3,562,750	2,481,136
Gross margin	1,819,393	1,175,875	4,120,181	3,954,206
Total operating expenses	983,356	1,318,696	3,193,519	4,093,504
Income (loss) from operations	836,037	(142,821)	926,662	(139,298)
Other income (loss), net	23,806	(2,512)	31,669	2,102
Income (loss) before income tax expense	859,843	(145,333)	958,331	(137,196)
Income tax expense (benefit)	2,936	(120,533)	33,632	(114,792)
Net income (loss) from semiconductors	856,907	(24,800)	924,699	(22,404)
Net (loss) income from CHS/SRS LLC	(3,384)	21,843	92,380	112,939
Subtotal	853,523	(2,957)	1,017,079	90,535
Gain on Sale of Valence	260,763	—	260,763	—
Gain on Sale of CHS/SRS LLC	—	—	371,295	—
Total income (loss) from discontinued operations	$1,114,286	$(2,957)	$1,649,137	$90,535

A summary of the assets and liabilities related to the discontinued operations of Valence and the Joint Venture classified as held for sale in the accompanying condensed consolidated balance sheet is as follows:

December 31, 2005

Current assets held for sale:
Accounts receivable, net	$902,771
Inventories, net	534,226
Prepaid expenses and other current assets	422,130
Total	1,859,127

Long term assets held for sale:
Furniture, fixtures and equipment, net	1,060,631
Goodwill	533,031
Intangibles, net	471,461
Total	2,065,123

Liabilities related to assets held for sale:
Accounts payable	855,559
Accrued liabilities	1,315,142
Total	2,170,701

10.          Segment Information

The Company previously operated in two business segments — semiconductors and licensing. However, as a result of selling the semiconductor business, the Company now has continuing operations in only one business segment, licensing. Our revenue from continuing operations is solely derived from licensing related revenue.

For the three and nine months ending September 30, 2006, there was one customer that accounted for approximately 10% of revenues. In the prior year, there was no significant customer for the three months ended September 30, 2005 and there was one customer that accounted for approximately 10% of licensing revenues for the nine months ended September 30, 2005. The following schedule presents the Company’s revenue from continuing operations by geographic area. Licensing-related revenue is allocated based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	%	2005	%	2006	%	2005	%
Geographic Area Revenue:

Japan	$1,824,612	37	$1,253,986	34	$5,735,707	45	$4,221,028	40
Korea	1,613,933	33	1,160,442	32	3,998,542	28	2,815,263	27
Americas	528,165	11	500,636	14	1,334,685	9	1,599,675	15
China	922,229	19	644,921	18	2,348,057	17	1,595,844	15
Europe	21,264	0	80,149	2	88,719	1	212,396	3
Total	$4,910,203	100	$3,640,134	100	$13,505,710	100	$10,444,206	100

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on the consolidated financial statements of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, or the Form 10-K, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

Overview

SRS Labs is a leading developer and provider of audio and voice technology solutions for the home entertainment, portable media device, personal telecommunications, personal computer, automotive, and broadcast markets. Prior to September 29, 2006, the Company was also a developer and provider of application specific integrated circuits, or ASICs, and standard integrated circuits, or ICs, through its formerly owned subsidiary, Valence Tech Limited.

Licensing:   Through SRS Labs, the parent company, and its wholly-owned subsidiary, SRSWOWcast.com, Inc., or SRSWOWcast, we develop and license audio, voice and surround sound technology solutions to many of the world’s leading OEMs, software providers and semiconductor companies, and license and market hardware and software products for the Internet and professional audio markets.

Discontinued Operations:

Valence:   Through SRS Labs, Inc.’s formerly wholly-owned subsidiary, ValenceTech Limited, we operated a fabless semiconductor business which developed, designed and marketed standard and custom analog ICs, digital signal processors, and mixed signal integrated circuits primarily to original equipment manufacturers and original design manufacturers, in the Asia Pacific region.

On February 23, 2006, the Board approved a plan to sell Valence in order to focus increased management attention and financial resources on its licensing business. On July 14, 2006, the Company entered into a definitive Sale and Purchase Agreement (“Purchase Agreement”) to sell Valence to Noblehigh Enterprises Inc. (“Noblehigh”). Noblehigh is owned by Willas Array Electronics (Holding) Limited (“Willas-Array”) as well as certain members of management of Valence (collectively referred to herein as the “Management Buyers”). The sale transaction was completed on September 29, 2006 and accordingly the results of the operations of Valence through the date of sale are included in the accompanying condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006.

The sale to Noblehigh was effected through two simultaneous transactions: (1) the repurchase by Valence of approximately 74% of the outstanding shares of Valence from SRS using its existing cash and (2) the purchase by Noblehigh of the remaining outstanding shares of Valence from SRS for $4.3 million. The sale resulted in a gain on the disposal of discontinued operations of $260,763 in the accompanying condensed consolidated statement of operations for the three and nine month periods ended September 30, 2006.

Additionally, the Company repurchased from the Management Buyers 357,625 shares of SRS common stock, which were obtained through the exercise of vested employee stock options, for an aggregate repurchase price of $2,114,586. Such shares were immediately canceled and are therefore not outstanding as of September 30, 2006. The repurchase price paid for such shares was equal to the average closing price of SRS common stock for the 7 trading days ending three days prior to the closing date of the sale of Valence.

CHS/SRS LLC:  In September 2004, we entered into a strategic alliance with Coming Home Studios LLC, or CHS, to use and promote SRS Labs technologies, promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, the Company and CHS established a joint venture, CHS/SRS, LLC, or the Joint Venture, to produce and distribute nine concert videos featuring our Circle Surround technology, or the Concert Videos. Initially, Coming Home Studios LLC was the manager of the CHS/SRS Joint Venture; however, the Company became manager of the Joint Venture in July, 2005. As a result of becoming the manager of, and providing financial support to the Joint Venture, the Company was required under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R), to consolidate the financial statements of the Joint Venture into our financial statements commencing with the third quarter of fiscal 2005. Previously, we accounted for our 50% equity ownership in the Joint Venture as an investment using the equity method.

In February 2006, our Board of Directors, or the Board, authorized management to take all reasonable steps to divest our entire equity interest in the Joint Venture. As a result of our decision to sell our entire equity interest in the Joint Venture, we have accounted for the Joint Venture as a discontinued operation in the accompanying condensed consolidated financial statements. On June 30, 2006, the Company completed the sale of its interest in the Joint Venture to Coming Home Studios, LLC (“CHS”) in exchange for $200,000, the rights to all cash assets of the joint venture, and a promissory note in the amount of $175,000. As of the close of business on June 30, 2006, SRS had received $150,000 from CHS and had transferred the cash assets of the joint venture to SRS. The remaining $50,000 was received from CHS on July 5, 2006.  The Company recorded a gain on disposal of its interest in the LLC of $371,295 in the Company’s second fiscal quarter of 2006.  The gain on the sale is included in the accompanying condensed consolidated statement of operations for the nine month period ended September 30, 2006. Any amounts related to the promissory note will be recorded at the time the cash is received by SRS.

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

The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS 123 as of January 1, 2005 to options granted under our stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using a BSM option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income - as reported	$704,194	$1,439,388
Add: Share-based employee compensation expense included in net income, net of related tax effects - as reported	4,829	19,571
Deduct: Share-based employee compensation expense determined under fair value method, net of related tax effects - pro forma	(273,860)	(854,137)
Net income - pro forma	$435,163	$604,822
Basic - as reported	$0.05	$0.10
Basic - pro forma	$0.03	$0.04
Diluted - as reported	$0.05	$0.10
Diluted - pro forma	$0.03	$0.04

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

Total compensation cost recognized in the three and nine months ending September 30, 2006 is as follows:

	Three Months	Nine Months
Continuing Operations:
Sales and Marketing	$140,228	$438,740
Research and Development	67,383	269,544
General and Administrative	175,793	362,520
Total compensation cost recognized in Continuing Operations	$383,404	$1,070,804

Total compensation cost recognized in Discontinued Operations	$—	$101,143
Total compensation cost recognized	$383,404	$1,171,947

Results of Continuing Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues

Licensing revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies. License and royalty agreements generally provide for the license of technologies for a fee based on the number of units distributed by the licensee. However, we have in the past and may again in the future, enter into a license agreement for a one-time fee. Also included in licensing revenue are nominal revenues generated from the sale of hardware and software applications.

Licensing revenues were $4,910,203 for the three months ended September 30, 2006, compared to $3,640,134 for the three months ended September 30, 2005, an increase of $1,270,069 or 34.9%. The sales growth in licensing was primarily attributable to continued strong sales in the Home Entertainment and Automotive segments. Within the Home Entertainment segment, revenue growth is due to increased licensing fees related to flat panel monitors and televisions.  We continue to benefit from increased sales of such products by our larger OEM customers.

Also attributable to the growth in Home Entertainment segment revenue was royalty recoveries of approximately $250,000 from intellectual property compliance activities.  These activities, which include audits of shipments by certain of our licensees, resulted in additional royalty payments due to the Company.

The following table presents the Company’s licensing revenues mix by market segment:

	Three Months Ended September 30,
	2006	2005
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	66%	48%
Portable Media Devices (Digital Media Player, Headphone)	15%	29%
Personal Telecommunications (Mobile phone, PDA)	5%	11%
PC (Software, Hardware)	9%	9%
Automotive	5%	3%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,743,660 for the three months ended September 30, 2006, compared to $1,087,025 for the same prior year period, an increase of $656,635 or 60.4%. This increase is primarily attributable to increased sales headcount in overseas markets, increased training activities and increased sales and marketing personnel.  In addition, the increase is attributable to $140,228 in stock option expense that was recognized due to the adoption of FAS 123R in the current fiscal year. As a percentage of total revenues, sales and marketing expenses increased from 29.9% for the quarter ended September 30, 2005 to 35.5% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $628,227 for the three months ended September 30, 2006, compared to $584,008 for the same prior year period, an increase of $44,219 or 7.6%. This increase is primarily attributable to $67,383 in stock option expense that was recognized due to the adoption of FAS 123R in the current fiscal year.  As a percentage of total revenues, research and development expenses were 16.0% for the quarter ended September 30, 2005, and 12.8% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,277,601 for the three months ended September 30, 2006, compared to $1,198,433 or the same prior year period, an increase of $79,168 or 6.6%. The increase is primarily attributable to the Company recognizing $175,793 in stock option expense due to the adoption of FAS 123R in the current fiscal year, partially offset by reduced legal and accounting expenditures. As a percentage of total revenues, G&A expenses decreased from 32.9% for the quarter ended September 30, 2005, to 26.0% for the same period this year.

Other Income, Net

Other income, net, consists primarily of interest income. Other income, net, was $291,236 for the three months ended September 30, 2006, compared to $176,707 for the same prior year period, an increase of $114,529 or 64.8%. This increase is primarily attributable to higher interest income on larger cash balances invested at higher rates of interest.

Provision for Income Taxes

The income tax expense for the three months ended September 30, 2006 was $231,620, compared to tax expense of $200,420 for the same prior year period. This provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea and Taiwan.

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

Income from discontinued operations consists of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operation is as follows:

	For the three months ended September 30,
	2006	2005
Semiconductors:
Revenues	$3,312,397	$1,929,605
Cost of sales	1,493,004	753,730
Gross margin	1,819,393	1,175,875
Total operating expenses	983,356	1,318,696
Income (loss) from operations	836,037	(142,821)
Other income (expense), net	23,806	(2,512)
Income (loss) before income tax expense	859,843	(145,333)
Income tax expense (benefit)	2,936	(120,533)
Net income (loss) from semiconductors	856,907	(24,800)
Net (loss) income from CHS/SRS LLC	(3,384)	21,843
Subtotal	853,523	(2,957)
Gain on Sale of Valence	260,763	—
Total income (loss) from discontinued operations	$1,114,286	$(2,957)

Semiconductor revenues were $3,312,397, in the period July 1, 2006 through September 29, 2006 compared to $1,929,605 in the three months ended September 30, 2005, an increase of $1,382,792 or 71.7%. ASP revenues increased $1,112,540 due to the introduction of one new ASP chip and increased sales of chips that include SRS audio technology. ASIC revenues increased $270,252, due to an increase in ASIC product demand specifically related to the introduction of three new chips. Gross margin decreased from 61% to 55% in the quarters ended September 30, 2005 and 2006, respectively, due to an increase in lower margin ASP sales as a percentage of total sales. Operating expenses decreased $335,340 primarily due to decreased head count and related expenses and the discontinuation of depreciation in accordance with FAS 144. Other income (expense), net and income tax expense were comparable with the prior period.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues

Licensing revenues were $13,505,710 for the nine months ended September 30, 2006, compared to $10,444,206 for the nine months ended September 30, 2005, an increase of $3,061,504 or 29.3%. The sales growth in licensing was attributable to our continued strong sales in all five of our market segments with four of the five segments achieving year over year growth. The Home Entertainment segment continues to grow in total revenues due to increases in Advanced Display revenues, partially offset by a decrease in Set Top Box and CRT revenues. The following table presents the Company’s licensing revenues mix by market segment:

	Nine Months Ended September 30,
	2006	2005
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	58%	53%
Portable Media Devices (Digital Media Player, Headphone)	18%	22%
Personal Telecommunications (Mobile phone, PDA)	9%	12%
PC (Software, Hardware)	9%	10%
Automotive	6%	3%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $5,494,445 for the nine months ended September 30, 2006, compared to $3,295,949 for the same prior year period, an increase of $2,198,496 or 66.7%. This increase is primarily attributable to increased headcount and related expenses, increased commissions on higher revenues, increased training activities, and increased marketing activities related to efforts to enhance the Company’s brand.  Additionally, the Company recorded $438,740 in stock option expense that was recognized due to the adoption of FAS 123R in the current fiscal year. As a percentage of total revenues, sales and marketing expenses increased from 31.6% for the nine months ended September 30, 2005 to 40.7% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,914,255 for the nine months ended September 30, 2006, compared to $1,708,000 for the same prior year period, an increase of $206,255 or 12.1%. This increase is primarily attributable to $269,544 in stock option expense that was recognized due to the adoption of FAS 123R in the current fiscal year, offset by decreased head count and related expenses.  As a percentage of total revenues, research and development expenses were 16.4% for the nine months ended September 30, 2005, and 14.2% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $4,272,598 for the nine months ended September 30, 2006, compared to $3,898,785 for the same prior year period, an increase of $373,813 or 9.6%. This increase is primarily attributable to increased professional fees, costs associated with the Company’s separation from its former Chief Financial Officer and consulting agreements related to human resources activities. In addition, the increase is attributable to $362,520 in stock option expense that was recognized due to the adoption of FAS 123R in the current fiscal year. As a percentage of total revenues, G&A expenses decreased from 37.3% for the nine months ended September 30, 2005, to 31.6% for the same period this year.

Other Income, Net

Other income, net, consists primarily of interest income. Other income, net, was $694,954 for the nine months ended September 30, 2006, compared to $486,318 for the same prior year period, an increase of $208,636 or 42.9%. This increase is primarily attributable to higher interest income on larger cash balances invested.

Provision for Income Taxes

The income tax expense for the nine months ended September 30, 2006 was $558,788, compared to tax expense of $487,950 for the same prior year period, an increase of $70,838 or 14.5%. This provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea and Taiwan.

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

Income from discontinued operations consists of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operation is as follows:

	For the nine months ended September 30,
	2006	2005
Semiconductors:
Revenues	$7,682,931	$6,435,342
Cost of sales	3,562,750	2,481,136
Gross margin	4,120,181	3,954,206
Total operating expenses	3,193,519	4,093,504
Income (loss) from operations	926,662	(139,298)
Other income, net	31,669	2,102
Income (loss) before income tax expense	958,331	(137,196)
Income tax expense (benefit)	33,632	(114,792)
Net income (loss) from semiconductors	924,699	(22,404)
Net income from CHS/SRS LLC	92,380	112,939
Subtotal	1,017,079	90,535
Gain on Sale of Valence	260,763	—
Gain on Sale of CHS/SRS LLC	371,295	—
Total income from discontinued operations	$1,649,137	$90,535

Semiconductor revenues were $7,682,931 for the nine months ended September 30, 2006 compared to $6,435,342 for the nine months ended September 30, 2005, an increase of $1,247,589 or 19.4%. ASP revenues increased $1,960,888 due to the introduction of several new ASP chips and higher demand for ASP chips that include SRS audio technology. The increase in ASP revenues was offset by a decrease in ASIC revenues of $713,299. This decrease was due to a decline in ASIC product demand by one specific customer due to a decrease in demand of the customer’s products and also end of life issues at another customer. Gross margin decreased from 61% to 54% in the nine months ended September 30, 2005 and 2006, respectively, due to an increase in sales of lower margin ASP sales and the write down of certain slow moving inventory. Operating expenses decreased $899,985 or 22.0% primarily due to decreased head count and related expenses, and the discontinuation of depreciation in accordance with FAS 144. Other income, net and income tax expense were materially consistent with the prior period. Net income from CHS/SRS LLC was comparable to the prior period. The Company recognized a gain on the sale of its interest in Valence and CHS/SRS LLC of $260,763 and $371,295, respectively, in the nine months ended September 30, 2006.

Liquidity and Capital Resources

The Company’s principal source of liquidity to fund ongoing operations at September 30, 2006 consisted of cash, cash equivalents and long-term investments of $33,331,489. At September 30, 2006, the Company had cash and cash equivalents and short term investments of $28,120,194 and long-term investments of $5,211,295. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA.

Net cash provided by operating activities was $2,044,316 and $2,269,843 during the nine months ended September 30, 2006 and September 30, 2005, respectively. The decrease in our operating cash flows in 2006 is primarily the result of our accounts receivable increasing $401,462 during the nine months ended September 30, 2006 due to the increase in revenues and due to timing of billing and cash receipts.  Accrued liabilities increased $312,031 and $966,741 during the nine months ended September 30, 2006 and 2005, respectively. The changes in liability accounts generally relate to increases in professional fees, commissions and bonus and the timing of payments to vendors and employees.

Our net cash provided by investing activities was $13,836,919 for the nine months ended September 30, 2006 and our net cash used in investing activities from continuing operations was $1,106,542 during the nine months ended September 30, 2005. The increase in the net cash used in investing activities is primarily due to the Company receiving proceeds of $9,993,748 from the sale of its available for sale investment in fiscal 2006.  In addition, the Company sold Valence and its equity interest in CHS/SRS LLC in the current fiscal year for cash consideration of $4,300,000 and $371,295, respectively.

Our net cash provided by financing activities was $1,493,341 during the nine months ended September 30, 2006 and our net cash used in financing activities from continuing operations was $354,880 during the nine months ended September 30, 2005. The increase in net cash provided by financing activities for the nine months ended September 30, 2006 was attributable to an increase in stock option exercises, specifically due to Management Buyers exercising 357,625 vested stock options as part of the Valence transaction.  After Management Buyers exercised their stock options, the Company repurchased the 357,625 shares for $2,114,586 and immediately canceled the shares.

Our net cash used by operating activities from discontinued operations was $1,922,668 and $1,172,702 during the nine months ended September 30, 2006 and September 30, 2005, respectively.  Additionally, the net cash used in investing activities of discontinued operations was $180,216 and $78,546 during the nine months ended September 30, 2006 and September 30, 2005, respectively.  Since the discontinued operations were sold in the nine months ended September 30, 2006, we do not estimate at this time any future cash expenditures that the Company will incur related to the discontinued operations.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations and the trading price of our common stock. Please refer to Part II, Item 1A, “Risk Factors” for information concerning these and other uncertainties that could negatively impact the Company.

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

Changes in Internal Controls.   There have been no changes in our internal controls over financial reporting that occurred during our third quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.A. Risk Factors

We are exposed to risks in our licensing business related to product and customer concentration.

Currently, our licensing revenue is concentrated in the home theater market with the majority of revenue generated from the inclusion of SRS technology inside televisions and monitors. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. While consumer spending in general on consumer electronic products has increased, retail prices for certain consumer electronics products that include our audio technology have historically decreased over time. Indications are that this trend will continue for the foreseeable future. From time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of revenue from a particular product application. Consumer electronics products manufacturers could decide to exclude our audio rendering technology from their home theater products altogether in an effort to reduce cost. The loss of any such customer could have a material adverse affect on our financial condition and results of operations.

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

The markets for the consumer electronics products in which our technologies are incorporated are intensely competitive and price sensitive. Retail prices for consumer electronics products have historically decreased over time, and we expect prices to continue to decrease for the foreseeable future. In response, manufacturers have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies. A decline in the licensing fees we charge could materially and adversely affect our operating results.  Additionally, in order to reduce costs, manufacturers may develop their own technologies and include them in their products, thereby eliminating the need for our technologies.

We conduct operations in a number of countries and are subject to risks of international operations, particularly in Asia and the People’s Republic of China.

We have significant operations in Hong Kong, the People’s Republic of China (PRC) and other parts of Asia that require refinement to adapt to the changing market conditions in those regions. Our operations in Asia and international operations in general, are subject to risks of unexpected changes in, or impositions of, legislative or regulatory requirements.

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

Our future success depends to a large extent upon the continued service of key personnel, including engineering, sales and marketing staff, and international sales consultants.   We anticipate that any future growth will require us to recruit and hire a number of new personnel in engineering, operations, finance, sales and marketing. Competition for such personnel can be intense, and it is possible that we may not be able to recruit and retain necessary personnel to operate our business and support future growth.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities by us during the three months ended September 30, 2006.

In connection with the closing of the sale of Valence, we repurchased 357,625 shares of SRS common stock from certain employees of Valence for a repurchase price of approximately $5.91 per share or an aggregate of $2,114,586.  This repurchase of shares was not conducted pursuant to a publicly announced repurchase program.

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

10.1

Separation Agreement and General Release dated July 12, 2006 between SRS Labs, Inc and David Frerichs, previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2006, which is incorporated herein by reference.

10.2

Sale and Purchase Agreement Relating to Ordinary Shares in the Issued Share Capital of Valence Technology Limited dated July 14, 2006 between SRS Labs, Inc. and Noblehigh Enterprises, Inc. and Willas-Array Electronic (Holdings) Ltd, previously, filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2006, which is incorporated herein by reference.

10.3

Deed of Indemnity between SRS Labs, Inc. and Noblehigh Enterprises, Inc., filed as Exhibit 2.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2006, which is incorporated herein by reference.

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

SRS LABS, INC., a Delaware corporation

Date: November 7, 2006	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2006	By:	/S/ ULRICH GOTTSCHLING
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

10.1

Separation Agreement and General Release dated July 12, 2006 between SRS Labs, Inc and David Frerichs, previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2006, which is incorporated herein by reference.

10.2

Sale and Purchase Agreement Relating to Ordinary Shares in the Issued Share Capital of Valence Technology Limited dated July 14, 2006 between SRS Labs, Inc. and Noblehigh Enterprises, Inc. and Willas-Array Electronic (Holdings) Ltd, previously, filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2006, which is incorporated herein by reference.

10.3

Deed of Indemnity between SRS Labs, Inc. and Noblehigh Enterprises, Inc., filed as Exhibit 2.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2006, which is incorporated herein by reference.

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