Form 10-K
period 2006-12-31
SRS LABS INC
filed 2007-03-22
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number: 0-21123

SRS LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	33-0714264 (I.R.S. Employer Identification No.)

2909 Daimler Street, Santa Ana, California 92705

(Address of principal executive offices) (Zip Code)

(949) 442-1070

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The NASDAQ Stock Market LLC
(NASDAQ Global Market)

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $58,137,678 (computed using the closing price of $4.99 per share of Common Stock on June 30, 2006, as reported by the NASDAQ Stock Market).

As of March 9, 2007, 16,745,403 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding. Of that amount, 674,098 shares were held as treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2007 are incorporated by reference in Part III of this Form 10-K.

SRS LABS, INC.
Annual Report on Form 10-K
Table of Contents

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc., its wholly-owned subsidiary SRSWOWcast.com, Inc. and, for the applicable periods, its former subsidiary ValenceTech Limited (collectively with its direct and indirect wholly-owned subsidiaries, “Valence”) and the former joint venture with Coming Home Studios LLC, CHS/SRS LLC. Circle Surround®, Circle Surround II™, Circle Surround Automotive™, SRS Xspace 3D™, SRS WOW™, SRS WOW XT™, SRS WOW HD™, SRS TruBass®, SRS FOCUS®, SRS Headphone™, SRS DialogClarity™, SRS TruSurround® XT, TruSurround® HD, SRS 3D® Sound, SRS CS Auto™ and VIP™ are our United States trademarks. All other trademarks and trade names appearing are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this Annual Report, relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Annual Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed in this Annual Report, including, but not limited to, those listed under “Risk Factors” in Item 1A.

PART I

Item 1.                        Business

Overview

SRS Labs is a leading developer and provider of audio and voice technology solutions for the home entertainment, portable media device, personal telecommunications, personal computer, automotive, and broadcast markets. Prior to September 29, 2006, the Company was also a developer and provider of application specific integrated circuits and standard integrated circuits through its formerly wholly-owned subsidiary, Valence.

Licensing:   Our operations are conducted through SRS Labs Inc., the parent company, and its wholly-owned subsidiary, SRSWOWcast.com, Inc. Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers (“OEMs”), software providers and semiconductor companies, and licensing and marketing hardware and software products for the Internet and professional audio markets.

Discontinued Operations:

Valence:   Through SRS Labs, Inc.’s formerly wholly-owned subsidiary, Valence, we operated a fabless semiconductor business which developed, designed and marketed standard and custom analog integrated circuits, digital signal processors, and mixed signal integrated circuits primarily to OEMs and original design manufacturers (“ODMs”), in the Asia Pacific region.

On February 23, 2006, our Board of Directors (the “Board”) approved a plan to sell Valence in order to focus management’s attention and financial resources on our licensing business. On July 14, 2006, we entered into a definitive Sale and Purchase Agreement to sell Valence to Noblehigh Enterprises Inc. (“Noblehigh”). Noblehigh is owned by Willas Array Electronics (Holding) Limited as well as certain members of management of Valence (collectively referred to herein as the “Management Buyers”). The sale transaction was completed on September 29, 2006.

The sale to Noblehigh was effected through two simultaneous transactions: (1) the repurchase by Valence of approximately 74% of the outstanding shares of Valence from SRS using its existing cash and (2) the purchase by Noblehigh of the remaining outstanding shares of Valence from SRS for $4.3 million. The sale resulted in a gain on the disposal of discontinued operations of $237,625.

Additionally, we repurchased from the Management Buyers 357,625 shares of our common stock, which were obtained through the exercise of vested employee stock options, for an aggregate repurchase price of $2,114,586. Such shares were immediately canceled and are therefore not outstanding as of December 31, 2006. The repurchase price per share paid for such shares was equal to the average closing price of our common stock for the seven trading days ending three days prior to the closing date of the sale of Valence.

CHS/SRS LLC:   In September 2004, we entered into a strategic alliance with Coming Home Studios LLC (“CHS”) to use and promote SRS Labs’ technologies, to promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, SRS and CHS established a joint venture, CHS/SRS, LLC (the “Joint Venture”), to produce and distribute nine concert videos featuring our Circle Surround technology. Initially, CHS was the manager of the Joint Venture; however, SRS became the manager of the Joint Venture in July 2005.

The Company recorded an asset impairment charge of $3.3 million related to its investment in the Joint Venture in the fourth quarter of fiscal 2005 based on management’s estimates of the recoverability of the related assets. On February 23, 2006, the Board authorized management to take all reasonable steps to divest our entire equity interest in the Joint Venture. On June 30, 2006, we completed the sale of our interest in the Joint Venture to CHS in exchange for $200,000, the rights to all cash assets of the Joint Venture, and a promissory note in the amount of $175,000. We received $200,000 from CHS and the cash assets of the Joint Venture. Any amounts related to the promissory note and accrued interest thereon will be recorded at the time the cash is received by us. We recorded a gain on disposal of our interest in the Joint Venture of $387,021.

Further financial information for business segments, geographic areas and customer concentration is included in this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplemental Data” and in Notes 1 and 8 to the Notes to Consolidated Financial Statements. Reference also is made to “Item 1A. Risk Factors” for a discussion relating to certain risks relating to our business.

We were incorporated in the State of California on June 23, 1993 and reincorporated in the State of Delaware on June 28, 1996. Our executive offices are located at 2909 Daimler Street, Santa Ana, California 92705. Our telephone number is (949) 442-1070.

Our Products and Technologies

Our licensing business is focused on developing and marketing audio rendering, voice and surround sound technologies to OEMs, ODMs, semiconductor manufacturers, and software providers in the home entertainment, portable media devices, personal telecommunications, personal computers and automotive markets. Our portfolio of licensable technologies includes a wide range of techniques for the processing and delivery of audio, voice and surround sound, including the following:

•       Surround Sound—Our surround sound technology, Circle Surround, is a complete encoding and decoding format. Circle Surround encoding enables the distribution of up to 6.1 channels of audio over existing two-channel carriers such as digital media files, standard definition and high-definition television, FM radio, and CDs. Circle Surround decoding decodes Circle Surround encoded material for multi-channel playback or creates up to 6.1 channels of audio from older formats of material, including mono, stereo, 4-channel surround or other matrix surround formats. Circle Surround decoding is available in three solutions: Circle Surround, Circle Surround II and Circle Surround Automotive.

•       Audio Rendering—Our audio rendering technologies optimize device audio output and enable the presentation of 3D and multichannel audio content over two speakers. These technologies include the ability to render 5.1 multichannel content over two speakers, to create a wider sound stage for more natural audio, to improve the perceived bass response in small speakers, to dynamically position audio sources in a virtual 3D space using headphones, and to reposition the audio image for non-optimally placed speakers. Our audio technologies include SRS Xspace 3D, SRS WOW, SRS WOW XT, SRS WOW HD, SRS TruBass, SRS FOCUS, SRS Headphone, SRS DialogClarity, SRS TruSurround XT, TruSurround HD, SRS 3D Sound and SRS CS Auto.

•       Voice Processing—Our VIP and Noise Reduction technologies, dramatically reduce noise to produce much clearer and crisper dialog over wireless communication devices and improve the intelligibility of the human voice in a variety of listening situations, including high ambient background environments.

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

Our Customers and Markets

We license our technologies throughout the Western Hemisphere, the Asia Pacific region and in Europe. The following table presents our revenue by geographic area. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. For product and on-line sales, revenue is allocated to the Americas.

	Years ended December 31,
	2006	%	2005	%	2004	%
Geographic Area Revenue:
Japan	$8,115,378	44%	$5,564,809	38%	$4,906,343	45%
Korea	5,652,550	30%	3,980,660	27%	1,456,063	14%
Greater China	3,165,572	17%	2,763,646	19%	1,625,564	15%
Americas	1,534,421	8%	2,024,269	14%	2,318,359	21%
Europe	79,608	1%	275,094	2%	525,375	5%
Total	$18,547,529	100%	$14,608,478	100%	$10,831,704	100%

Through our licensing business, we market our portfolio of technologies to the following vertical markets: home entertainment, portable media devices, personal telecommunications, personal computers and automotive. Our license agreements typically have multi-year or automatic renewal terms, and either require per-unit royalty payments for all products implementing our technologies or provide for a fixed annual or quarterly royalty payment. The license agreements also specify the use of our trademarks and logos on the product, within the packaging and in the user’s manual, and require our review and approval of the product to guarantee the quality of the technology implementation and the correct usage of our logos and trademarks. We believe these terms ensure the quality and consistency of the technology and elevate the awareness of the SRS brand in the marketplace. Most of our licensing agreements do not have volume requirements and may be terminated by the licensees or us without substantial financial penalty.

The following chart shows the percentage of our licensing revenue we received in 2006 and 2005 from each of these markets.

Home Entertainment

Home entertainment products represent the largest current market for our technologies and have in recent years been the largest revenue contributor. Manufacturers in this market utilize our technologies to differentiate their products from their competitors while improving functionality and product performance. In many instances, manufacturers license multiple technologies from us for multiple product lines and divisions. Product categories within this market include HD televisions (such as LCD and Plasma televisions), set-top boxes, DVD players, audio/video receivers, and complete home-theater-in-a-box systems.

Televisions.   Our audio technologies are widely used by television manufacturers as a differentiating feature and as a solution to audio challenges that manufacturers encounter. As television makers continue to migrate from bulky tube models to thinner digital displays, manufacturers are finding that they have less room for speakers, which may compromise the overall audio quality of the television. We provide manufacturers with patented solutions for accurately presenting surround sound, improving bass response, increasing dialog clarity, and creating a more natural sound stage. These solutions improve the audio quality of the television set without the expense of additional equipment or larger speakers. In 2006, our technologies continued to grow in popularity for use in flat panel televisions from companies such as LG, Samsung, Toshiba and Sony.

DVD Players & Set-top Boxes.   Although they present surround sound content, DVD players and set-top-boxes are typically connected to televisions with two-channel speakers. Our SRS TruSurround XT technology creates a surround sound experience over any existing two-speaker system, including the internal speakers of a television. This technology also creates a virtual surround experience from stereo material.

Personal Telecommunications

We provide the personal telecommunications market with both voice and audio rendering technologies. Mobile phones are incorporating more multimedia features and functionality at a rapid pace. New services include digital music downloads, ring-tones and true-tones, streaming video, gaming, and television viewing. Our strong presence in the home entertainment market, our suite of voice technologies, and our entry into the mobile market with customers like NEC present a growth opportunity for us. Our solutions address specific needs in the mobile market. For example, our technologies address needs like voice intelligibility in noisy environments, clarity of dialog in video content, poor bass-response of small speakers, hampered stereo imaging in narrow-set speakers, and 3D positioning audio for interactive gaming. Our technologies are licensed by telecommunications companies such as Motorola, Samsung, Pantech and NEC.

Portable Media

MP3 players and other portable media players enable consumers to enjoy audio and video content while on the go. The audio contents are stored in a compressed industry standard MP3 audio standard. As such, when the contents are decoded and played back through miniature earphones, the contents generally suffer loss of audio quality. Our technologies such as WOW and WOW HD are capable of improving the audio quality during playback. Our Mobile HD technologies also enable rendering of surround sound through earphones when playing back surround sound encoded contents often used along with contemporary video contents. Associated with the increasing popularity of MP3 players, including Apple’s iPOD, there has been a noticeable growth in the market for accessories, such as docking stations and miniature speaker systems. Thee small footprint of these devices limits speaker size and speaker spacing. Our solutions enable vendors of these devices to increase the quality of their audio output generally without increasing hardware component costs. In 2006, we significantly expanded our efforts in licensing our technologies to companies designing and manufacturing accessories for the portable media market.

Personal Computers

Personal computers (“PCs”) in the home are often used as media hubs. Through PCs, users enjoy and manage collections of music and movies, along with downloaded and recorded television programming. This content is now being distributed through the home using networked media adapter products. Throughout these systems, there is a need for optimizing playback on the computer speakers, presenting a home theater experience on a laptop, transmitting surround sound around the home, and enjoying content on headphones. Technology solutions from SRS are well positioned to fill these needs.

Automotive

We have invested in research to create solutions specific to the needs of the automotive market. Within vehicles, audio and video content is played from multiple sources and then presented on both speakers and headphones. Stereo content from sources like CDs, MP3 players, and High Definition Radio needs to be presented on all speakers in the car, some of which may not be optimally placed and may not have strong bass response. Surround sound content from DVDs, radio, and downloaded music needs to be rendered on both car speakers with a maximum sweet spot and on rear-seat headphones. Our automotive solutions like SRS CS Auto, SRS Circle Surround II, and SRS TruSurround XT meet these needs and provide manufacturers in this segment with a fully tunable solution.

Customer Concentration

For fiscal year 2006, Samsung and Sony accounted for approximately 17% and 11% of our consolidated revenues, respectively. For fiscal year 2005, Samsung and Sony each accounted for approximately 13% of our consolidated revenues. For fiscal year 2004, Sony and ST Micro accounted for approximately 14% and 10% of our consolidated revenues, respectively. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectibility of related receivables could have a material adverse effect on our consolidated financial condition and consolidated results of operations.

Our Strategy

Our sales strategy is to identify high-growth markets, develop needed technology solutions and features and work with software and semiconductor platform partners to make these technologies widely available and easy to implement by OEMs and ODMs. We believe that we will continue to strengthen our market position as a leader in audio and voice technology by employing the strategy of providing a stream of patented audio and voice technologies, penetrating new licensing accounts, expanding relationships with existing licensees, creating a broad platform of software and semiconductor partners and developing strong awareness of the SRS brand.

The mission of our licensing platform efforts is to achieve broad coverage for our technology solutions within all of our targeted product markets in order to expand sales and licensing opportunities. By developing strong relationships with leading software and semiconductor companies, our audio technologies can be delivered to customers worldwide across high growth and high volume product applications.

We work together with our platform partners (leading semiconductor manufacturers and middleware or firmware software providers) to provide our mutual customers with the technology that best fits their needs. We also together solicit other new customers to consider using the platform. Many times, a platform will become enabled with our technology due to customer requests.

As a technology licensing company, the strength of our brand is an important asset. Since brand recognition drives licensing sales, we have invested in strategies designed to increase consumer awareness of SRS Labs with the ultimate goal of establishing our brand with both product manufacturers and consumers around the world as the symbol for high-quality audio. The three primary vehicles that we use to further the proliferation of our brand are: (a) placement of the SRS logo by OEMs on products and in co-marketing programs; (b) online branding programs; and (c) use, and recognition of use, of SRS technology by content and broadcast professionals.

OEM Marketing Programs.   In the majority of products which use SRS technologies, our logo is either prominently displayed on the product itself or, in the case of software products and mobile phones, featured in the graphical user interface. We believe this logo exposure is a key tool in reaching consumers worldwide. In addition, we work with our OEM customers as they launch new products that feature SRS technologies. We supply complete SRS corporate and technology tool kits with a wide array of material, including SRS logos, illustrations, technology explanations and suggested demonstration material. In 2006, for example, we worked with Sharper Image to prominently display products with the SRS logo in their retail stores, catalogs, SkyMall magazines and on their website.

Online Branding.   Online exposure has also been an important part of our branding strategy. One benefit of our relationship with Microsoft is that the SRS logo displayed in the audio control panel of Microsoft’s Windows Media Player links to an SRS technology page. As a result, we have received significant traffic and opportunities to create brand awareness with consumers and educate consumers on the benefits of our technology. Our online efforts also include the direct sale of plug-ins for Windows Media Player. Revenue from the sale of these products is not significant, but gives us a valuable demonstration platform to showcase our audio technologies.

Use of SRS Technology by Content and Broadcast Professionals.   We develop, license and sell professional hardware and software products to enable content companies, broadcasters and music publishers to encode their material using our Circle Surround technology. When Circle Surround is professionally used, the logo is often displayed within the content itself, on the packaging material or, in the case of radio, an announcement that the broadcast is being delivered in Circle Surround. We have concentrated on three key market segments in the professional audio space: television, radio and music; and we have developed a line of hardware and software products to address these markets. These products are sold directly to professional customers and are also available from selected dealers and distributors servicing the professional audio and broadcast markets. We did not generate significant revenue from the sale of professional hardware equipment in 2006; however, we believe that these facilitate the licensing of our technology to OEMs that benefit from enhanced audio transmissions.

Sales and Marketing

We have two types of revenue collection systems with our licensees—bundled or non-bundled. Under a bundled agreement, royalty revenue may be collected by our platform partner at the time the solution is sold to an OEM or ODM. Most often, however, we license our technologies directly to OEMs and ODMs and collect revenue directly from them. These licensing arrangements with OEMs or ODMs authorize them to design, build and sell products containing our technology. Under this licensing approach, the licensees are free to choose a semiconductor solution from the platform partner that best suits their technical and cost requirements. We receive royalties directly from the licensed OEM or ODM for the use of our technologies in licensed products manufactured and shipped by the OEM or ODM. Many major OEMs have licenses or purchase products manufactured by a licensed ODM for the use of one or more of our technologies and for the use and display of our trademarks. In the case of the platform partner who bundles our technology within their solution, the cost of the solution includes our royalty at the time it is sold. The platform partner remits that royalty directly back to us on behalf of the licensee.

Our process for selecting particular platform partners for distributing our technology is based on several criteria including: (a) segment leadership—we target platform partners that hold preeminent positions in market segments characterized by high growth, volume and/or margins; (b) volume—we seek platforms that will maximize exposure of our technologies to a large number of potential OEMs; (c) synergy—we seek platforms which serve to position our technologies along with compatible and additive technologies for integrated delivery; and (d) convergence potential—we target arrangements that will enable us to establish a presence on platforms that intersect merging functional features. An example of this convergence would be the platforms for new personal multifunctional devices that include mobile phone, personal digital assistant, and music capabilities.

To implement our licensing sales strategy within our identified vertical markets, we have established a direct sales force and a worldwide network of independent sales agents. In North America, we employ a direct sales force to market our portfolio of audio and voice technologies to the OEM community. Internationally, we maintain offices in Japan, Hong Kong, Taiwan, China, Spain and Korea to support our multi-national OEM customers. We actively promote the use of our trademarks and logos and direct customers to prominently display the appropriate SRS technology logo on products and packaging and in advertising. We work closely with our licensees to enhance their success in selling finished products and semiconductor products that incorporate our technologies through a variety of licensee support programs. These programs include engineering support, sales training, tradeshow support, publicity and media relations programs, customized marketing materials, advertising, speaking engagements and industry conferences. Where possible, we use the Internet to provide technology demonstrations. We conduct in-person technology demonstrations or presentations for the press and other companies to promote our technologies and products.

We also regularly participate in tradeshows and conferences to increase awareness of our technologies and to market our technologies and products. We work closely with our licensees and platform partners to actively explore additional opportunities to place our technologies in new products and/or markets.

Research and Development

We license our products in markets that are characterized by rapidly changing technology and continuous improvements in products and services. Our research and development expenditures in 2006, 2005, and 2004 were $2,572,577, $2,224,237 and $2,261,886, respectively. These expenses consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies.

As of December 31, 2006, we had 12 employees in our research and development group, representing 31% of our total employees. Our software, hardware and application engineers focus on developing intellectual property, technology solutions and consumer products. All engineers are based in the U.S. and support our licensing business.

Competition

Competition in the audio, voice and surround sound technology licensing business includes other licensing companies who offer competing technologies as well as the internal engineering departments of our licensees, who may develop audio technologies for use in their own products.

In the field of audio improvement, we compete directly with other audio providers, including Audistry by Dolby, DTS, BBE Sound, and Qsound. Our 3D positional audio technology directly competes with technologies from QSound and Synoptic. We believe that our bass technology, TruBass, competes directly with several technologies, including MaxxBass from Waves, Ltd, Vi.B.E from Spatializer, and non-proprietary bass systems, such as Bass Boost, that are included on a variety of electronics products, including televisions, portable stereos and speaker products. Additionally, many of our OEM customers maintain their own audio improvement technologies. Because our audio technologies work with any existing recorded material, whether mono, stereo or surround sound, most of our audio technologies, including SRS 3D, SRS FOCUS, SRS TruBass and SRS Dialog Clarity, can be used either as an alternative or as a complement to most competing audio technologies.

Our surround sound rendering technologies compete primarily with Dolby Virtual Speaker, and our surround sound format competes directly with the Dolby ProLogic technologies. However, our surround sound decoders and renderers are compatible with third party content formats.

Many companies in the wireless and telecommunications industry are investigating methods to increase the quality of a voice signal; but we believe that their development work focuses on techniques to reduce noise and provide echo cancellation. Our voice technology, VIP, processes the actual voice signal to improve intelligibility. We are aware of one recently introduced technology by NXP that direct competes with VIP.

Many of the companies referenced above have, or may have, substantially greater resources than us to devote to advancing their existing technologies and developing new products and technologies. We believe that we compete based primarily on the quality and performance of our proprietary technologies, brand name awareness, the ease and cost of implementing our technologies, the ability to meet OEMs’ needs to differentiate their products, and the strength of our licensee relationships. We believe we compete favorably based on these factors; however, there can be no assurance that we will continue to be competitive with the existing or future products or technologies of our competitors.

In the broadcast and professional audio markets, our Circle Surround technology competes directly with surround sound formats from Dolby and DTS, which market professional products for the encoding and creation of multichannel content. Both of these companies have more established reputations, greater technical, sales, marketing and distribution capabilities and stronger brand presence in the movie/cinema, television broadcast and music recording segments of professional audio. These competitors also have established or may establish strategic relationships with potential customers of our Circle Surround technology, which may affect our customers’ decisions to purchase products or license technology from us.

Intellectual Property Rights and Proprietary Information

We operate in industries where innovation, investment in new ideas and protection of intellectual property rights are important for success. We rely on a variety of intellectual property protections for our products and services, including patent, copyright, trademark and trade secret laws and contractual obligations. We pursue a policy of enforcing such rights. There can be no assurance, however, that our intellectual property rights will be adequate to ensure our competitive position or that competitors will not be able to produce non-infringing competitive products or services. There can be no assurance that third parties will not assert infringement claims against us, or that if required to obtain any third party licenses as a result of an infringement dispute, we will be able to obtain such licenses.

In order to protect the underlying technology concepts, we have filed and/or obtained patents for all of our marketed technologies including technologies marketed under the trademarks SRS, TruSurround, TruSurround XT, FOCUS, Circle Surround, Circle Surround II, WOW, VIP and TruBass. In addition, we have numerous issued patents and patents pending for speaker and other acoustic reproduction technologies. We pursue a general practice of filing patent applications for our technologies in the United States and various foreign countries where our licensees manufacture, distribute or sell licensed products. We continue to update and add new applications to our patent portfolio to address changing worldwide market conditions and our new technological innovations. The range of expiration dates for our patents extend between the years 2007 to 2016. We have multiple patents covering unique aspects and improvements for many of our technologies. Accordingly, the expiration of any single patent may not significantly affect our intellectual property position or the ability to generate licensing revenue.

We also routinely file U.S. federal and foreign trademark applications for the various word names and logos used to market our technology solutions to licensees and the general public. The duration of the U.S. and foreign registered trademarks can typically be maintained indefinitely, provided that proper maintenance fees are paid and the trademarks are continually used or licensed by us.

Seasonality

Due to the dependence on the consumer electronics market, we experience seasonal fluctuation in sales and earnings. In particular, we believe that our business experiences seasonality relating to the holiday season, resulting in higher revenues in the fourth and first quarters. We have moved toward diversifying our key market segments in the consumer electronics industry in an effort to reduce the impact of our seasonal fluctuations.

Employees

As of December 31, 2006, we employed 39 persons, including 10 in finance and administration, 12 in research and development, engineering and product development, and 17 in sales and marketing. None of our employees are covered by a collective bargaining agreement or are presently represented by a labor union. We have not experienced any labor problems or a work stoppage and believe we have good relations with our employees.

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

Item 1A.                Risk Factors

You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K, prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

We are exposed to risks in our licensing business related to product and customer concentration.

Currently, we generate a majority of our revenue in the home theater market, principally through the inclusion of SRS technology inside LCD, Plasma and CRT televisions, and set-top boxes. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. While consumer spending in general on consumer electronic products has increased, retail prices for certain consumer electronics products that include our audio technology, have decreased significantly. Indications are that this trend will continue for the foreseeable future. From time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenue from a particular product application. For example, for the year ended December 31, 2006, Samsung and Sony accounted for approximately 18% and 11% of our consolidated revenues, respectively. Consumer electronics products manufacturers could decide to exclude our audio rendering technology from their products altogether in an effort to reduce cost. The loss of any such customer could have a material adverse affect on our financial condition and results of operations.

Our business is highly dependent on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality, and is subject to risks related to product transitions and supply of other components.

The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. As a result, we may need to develop new products or technologies to integrate with the new products and technologies developed by our customers. If we are unable to develop the necessary technologies to meet the changing needs of our customers or provide such technologies at competitive prices, our customers may reduce their use of our technologies and our revenues may decline. In addition, the dynamic nature of this market limits our, as well as our customers’, ability to accurately forecast quarterly and annual sales. If we, or our customers, are unable to adequately manage product transitions, our business and results of operations could be negatively affected.

Pricing pressures on the consumer electronics product manufacturers, who incorporate our technologies into their products, could limit the licensing fees we charge for our technologies, which could reduce our revenues.

The markets for the consumer electronics products in which our technologies are incorporated are intensely competitive and price sensitive. Retail prices for consumer electronics products that include our technologies, have decreased significantly, and we expect prices to continue to decrease for the foreseeable future. In response, manufacturers have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies into their products. Alternatively, our customers may seek to eliminate our technologies in their products in favor of internally developed technologies. A decline in the licensing fees we charge could materially and adversely affect our operating results.

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

•       greater name recognition;

•       a longer operating history;

•       more developed distribution channels and deeper relationships with consumer electronics products designers and manufacturers;

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

We are subject to risks associated with substantial international operations.

We conduct sales and customer support operations in a number of countries throughout the world that require refinement to adapt to the changing market conditions on a regional basis. In addition, many of our significant customers are headquartered in the Asia Pacific region, particularly Japan and Korea. Approximately 91%, 84% and 74% of our sales were derived from customers with headquarters located in the Asia Pacific markets during the years ended December 31, 2006, 2005 and 2004, respectively. We expect to continue to derive a significant portion of our net sales from sales to customers in these markets for the foreseeable future. Also, a substantial number of products incorporating our technologies are manufactured, assembled and tested by third parties in Asia. As a result, we are subject to a number of risks of conducting business outside of the United States, any of which could have a material adverse impact on our results of operations, including:

•       political, social and economic instability, and the risk of war, terrorist activities or other international incidents in Asia and elsewhere abroad;

•       difficulties and costs of staffing and managing foreign operations;

•       unexpected changes in, or impositions of, government requirements;

•       adverse changes in tariffs and other protectionist laws and business practices that favor local competitors;

•       potentially longer payment cycles and greater difficulty in collecting receivables from foreign entities;

•       the burdens of complying with a variety of non-U.S. laws and reduced protection of our intellectual property in some countries;

•       potentially adverse tax consequences and the complexities of foreign value added tax systems; and

•       other factors beyond our control, including natural disasters and major health concerns.

Our ability to generate revenues and meet with customers may be affected by widespread illness.

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

We also expect that growth in our licensing revenue will depend, in part, upon the growth of sales of consumer electronics products incorporating our technologies in other countries, including China and India, as consumers in these markets have more disposable income and are increasingly purchasing entertainment products with surround sound capabilities. These countries have rapidly expanding and growing economies that are less mature than economies of other regions in which we derive significant portions of our revenue. Because of this, changes to employment patterns, currency fluctuations and political uncertainties could impact our ability to grow our licensing revenues in these regions.

We have a long and unpredictable sales cycle, which can result in uncertainty and delays in generating additional revenues.

Historically, because of the complexity of our technologies, it can take a significant amount of time and effort to explain the benefits of our technologies to potential new customers and to negotiate a sale. For example, it typically takes six to nine months after our first contact with a prospective customer before we start licensing our technology to that customer. In addition, purchases of our products are usually made in connection with new design starts by our customers, the timing of which is outside of our control. Accordingly, we may be unable to predict accurately the timing of any significant future sales of our products. We may also spend substantial time and management attention on potential license agreements that are not consummated, or in which the consumer electronic product ultimately does not sell in large quantities, thereby foregoing other higher revenue opportunities.

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

Our ability to compete may be affected by our ability to protect our proprietary information. We have filed numerous U.S. and foreign patent applications and to date have a number of issued U.S. and foreign patents covering various aspects of our technologies. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. It is possible that third parties may assert claims or initiate litigation against us or our customers with respect to existing or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights. Claims and litigation brought against us or initiated by us could be costly and time consuming and could divert our management from our business.

If we lose the services of our key personnel, or if we are unable to attract and retain other key personnel, we may not be able to manage our operations or meet our growth objectives.

Our future success depends to a large extent upon the continued service of key personnel, including engineering, sales and administrative staff. We anticipate that any future growth will require us to recruit and hire a number of new personnel in engineering, operations, finance, sales and marketing. Competition for such personnel can be intense, and it is possible that we may not be able to recruit and retain necessary personnel to operate our business and support future growth.

The market price of our common stock is volatile and your investment in our common stock could suffer a decline in value.

The trading price of our common stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in our operating results, announcements of new products or technological innovations by us or our competitors, strategic alliances between us and third parties, general market fluctuations and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the markets in which we do business, or relating to us specifically, have in the past resulted in, and could in the future result in, an immediate and adverse effect on the market price of the common stock. Even though our stock is quoted on the NASDAQ Global Market, our stock has had and may continue to have low trading volume and high volatility. The historically low trading volume of our stock makes it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. Because of the relatively low trading volume of our stock, our stockholders may have difficulty selling our common stock.

Our certificate of incorporation and bylaws as well as Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that might enable our management to discourage, delay or prevent a change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties

Our worldwide headquarters are located in Santa Ana, California, in a 23,400 square foot facility consisting of office and warehouse space. The lease is for a term of three years scheduled to expire on May 31, 2008. We lease this facility from Daimler Commerce Partners, L.P., the general partner of which is Conifer Investments, Inc. The sole shareholders of Conifer are Thomas C.K. Yuen, our Chairman, Chief Executive Officer and President, and his spouse, Misako Yuen, as co-trustees of the Thomas Yuen Family Trust. Mr. and Mrs. Yuen also serve as the executive officers of Conifer. Mr. and Mrs. Yuen, as co-trustees of the trust, beneficially own a significant amount of our outstanding shares of common stock. We paid the Daimler Commerce Partners rent of $230,256, $222,066 and $210,600 in 2006, 2005 and 2004, respectively. We believe the terms and conditions of the lease are competitive based on a review of similar properties in the area with similar terms and conditions.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on the NASDAQ Global Market under the symbol SRSL. The table below reflects the high and low sales prices of our common stock as reported by The NASDAQ Stock Market, Inc. for the periods indicated.

	High	Low
Fiscal 2006
First Quarter	$6.72	$5.11
Second Quarter	$6.32	$4.60
Third Quarter	$6.25	$4.39
Fourth Quarter	$11.63	$5.80
Fiscal 2005
First Quarter	$6.50	$3.70
Second Quarter	$6.12	$3.46
Third Quarter	$6.71	$5.03
Fourth Quarter	$6.90	$5.34

At March 9, 2007, the last sale price our common stock was $11.01 per share.

Holders

At March 9, 2007, there were 403 stockholders of record.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain our available funds for future growth and, therefore, we do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following equity compensation plans have been approved by our stockholders: the SRS Labs, Inc. Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the “1993 Plan”), the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the “1996 Plan”), the SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Non-employee Directors Plan”) and the SRS Labs, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). A description of the material features of each of these plans is included in Note 7 to the Notes to Consolidated Financial Statements under the caption “Stock Award/Option Plans/Warrants.”  No options have been granted under the 1993 plan since June 7, 1996. The 1993 plan expired on December 10, 2003 and no options or other rights to acquire equity are outstanding under that plan. On June 22, 2006, the Company’s stockholders voted to approve the 2006 Plan, and to discontinue the issuance of any awards under the 1996 Plan.  We do not have any equity compensation plans other than those approved by our stockholders. The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of December 31, 2006.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	2,360,088 (1)	$4.91	1,715,000 (2)

(1)          Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 2,105,088 shares under the 1996 Plan, 130,000 shares under the Non-employee Directors Plan and 125,000 shares under the 2006 Plan.

(2)          Represents shares of common stock that may be issued pursuant to future grants under the following plans: 340,000 shares under the Non-employee Directors Plan and 1,375,000 shares under the 2006 Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

On June 30, 2004, the Board authorized the repurchase of up to $3,000,000 of our outstanding common stock for a period from July 1, 2004 to December 31, 2004 (the “2004 Repurchase Program”). We repurchased 216,575 shares of our common stock at a cost of $1,225,254 under the 2004 Repurchase Program.

On March 25, 2005, the Board adopted a stock repurchase program authorizing the purchase of up to $3,000,000 of our common stock during the period from April 2005 to March 2006. As of March 31, 2006 (the end of the repurchase program), total purchases under the program since inception were 232,223 shares at an average purchase price of $4.56 per share.

In connection with the sale of Valence on September 29, 2006, we repurchased 357,625 shares of our common stock at an aggregate cost of $2,114,586, which were immediately cancelled.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands except per share data)
Revenues	$18,547	$14,608	$10,832	$9,102	$8,224
Cost of sales.	171	236	228	103	154
Gross margin	18,376	14,372	10,604	8,999	8,070
Operating expenses:
Sales and marketing	7,345	5,192	4,550	4,193	3,792
Research and development	2,573	2,224	2,262	1,876	1,890
General and administrative	5,660	5,170	4,622	4,048	3,924
Total operating expenses	15,578	12,586	11,434	10,117	9,606
Operating income (loss)	2,798	1,786	(830)	(1,118)	(1,536)
Other income, net	1,136	673	595	543	852
Income (loss) from continuing operations before income taxes	3,934	2,459	(235)	(575)	(684)
Income taxes	868	796	523	631	421
Income (loss) from continuing operations	3,066	1,663	(758)	(1,206)	(1,105)
Discontinued operations:
Income (loss) from discontinued operations net of income taxes (benefit)	1,017	(3,087)	2,337	1,665	1,911
Gain on disposal of discontinued operations	625	—	—	—	—
Income (loss) from discontinued operations.	1,642	(3,087)	2,337	1,665	1,911
Net income (loss)	$4,708	$(1,424)	$1,579	$459	$806
Income (loss) from continuing operations per common share:
Basic	$0.21	$0.12	$(0.05)	$(0.09)	$(0.09)
Diluted	$0.20	$0.12	$(0.05)	$(0.09)	$(0.09)
Income (loss) from discontinued operations per common share:
Basic	$0.11	$(0.22)	$0.17	$0.13	$0.15
Diluted	$0.11	$(0.22)	$0.15	$0.12	$0.15
Net income (loss) per common share:
Basic	$0.31	$(0.10)	$0.11	$0.04	$0.06
Diluted	$0.30	$(0.10)	$0.10	$0.03	$0.06
Weighted average number of shares used in the calculation of per share amounts:
Basic	14,956	14,118	13,950	13,033	12,648
Diluted	15,466	14,118	15,781	14,421	12,862
Balance sheet data:
Working capital	$34,697	$8,849	$7,192	$12,335	$14,401
Total assets	$45,049	$35,065	$35,502	$31,491	$29,307
Stockholders’ equity	$42,744	$30,813	$32,431	$27,950	$25,282

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

SRS Labs is a leading developer and provider of audio and voice technology solutions for the home entertainment, portable media device, personal telecommunications, personal computer, automotive, and broadcast markets. Prior to September 29, 2006, the Company was also a developer and provider of application specific integrated circuits and standard integrated circuits through its formerly wholly-owned subsidiary, Valence Tech Limited.

Licensing:   Our operations are conducted through SRS Labs, Inc., the parent company, and its wholly-owned subsidiary, SRSWOWcast.com, Inc. Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading OEMs, software providers and semiconductor companies, and license and marketing hardware and software products for the Internet and professional audio markets.

Discontinued Operations:

Valence:   Through SRS Labs, Inc.’s formerly wholly-owned subsidiary, ValenceTech Limited, we operated a fabless semiconductor business which developed, designed and marketed standard and custom analog integrated circuits, digital signal processors, and mixed signal integrated circuits primarily to OEMs and ODMs, in the Asia Pacific region.

On February 23, 2006, our Board approved a plan to sell Valence in order to focus management’s attention and financial resources on our licensing business. On July 14, 2006, we entered into a definitive Sale and Purchase Agreement to sell Valence to Noblehigh Enterprises Inc. Noblehigh is owned by Willas Array Electronics (Holding) Limited as well as certain members of management of Valence (collectively referred to herein as the “Management Buyers”). The sale transaction was completed on September 29, 2006 and accordingly the results of the operations of Valence through the date of sale are included as discontinued operations in the accompanying consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004. The transaction did not require approval from SRS stockholders.

The sale to Noblehigh was effected through two simultaneous transactions: (1) the repurchase by Valence of approximately 74% of the outstanding shares of Valence from SRS using its existing cash and (2) the purchase by Noblehigh of the remaining outstanding shares of Valence from SRS for $4.3 million. The sale resulted in a gain on the disposal of discontinued operations of $237,625 in the accompanying consolidated statement of operations for the year ended December 31, 2006.

Additionally, we repurchased from the Management Buyers 357,625 shares of our common stock, which were obtained through the exercise of vested employee stock options, for an aggregate repurchase price of $2,114,586. Such shares were immediately canceled and are therefore not outstanding as of December 31, 2006. The repurchase price per share paid for such shares was equal to the average closing price of our common stock for the seven trading days ending three days prior to the closing date of the sale of Valence. See Note 11 of our Notes to the Consolidated Financial Statements.

CHS/SRS LLC:   In September 2004, we entered into a strategic alliance with Coming Home Studios LLC  to use and promote SRS Labs’ technologies, to promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, SRS and CHS established a Joint Venture, CHS/SRS, LLC, to produce and distribute nine concert videos featuring our Circle Surround technology. Initially, CHS was the manager of the Joint Venture; however, SRS became the manager of the Joint Venture in July 2005. As a result of becoming the manager of, and providing financial support to, the Joint Venture, we were required under Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, to consolidate the financial statements of the Joint Venture into our consolidated financial statements commencing with the third quarter of fiscal 2005. Previously, we accounted for our 50% equity ownership in the Joint Venture as an investment using the equity method.

The Company recorded an asset impairment charge of $3.3 million related to our investment in the Joint Venture in the fourth fiscal quarter of 2005. On February 23, 2006, our Board authorized management to take all reasonable steps to divest our entire equity interest in the Joint Venture. On June 30, 2006, we completed the sale of our interest in the Joint Venture to CHS in exchange for $200,000, the rights to all cash assets of the Joint Venture, and a promissory note in the amount of $175,000. We received $200,000 from CHS and the cash assets of the joint venture. Any amounts related to the promissory note and accrued interest thereon will be recorded at the time the cash is received by us. We recorded a gain on disposal of our interest in the Joint Venture of $387,021 in the accompanying consolidated statement of operations for the year ended December 31, 2006.

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the matters that are inherently uncertain. Our most critical accounting estimates include revenue recognition; valuation of accounts receivable, which impacts operating expenses; valuation of intangible assets and capitalization of software, which primarily impacts operating expenses when we impair assets or accelerate their depreciation; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision; and stock based compensation, which impacts operating expenses. We discuss each of these policies below, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

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

Intangible Assets, Capitalization of Software and Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives. Costs paid by us related to the establishment and transfer of patents, primarily legal costs, are capitalized and amortized over ten years. We annually evaluate the recoverability of our patents and intangible assets based on the estimated future undiscounted cash flows. Should the carrying value of patents or intangible assets exceed the estimated future undiscounted cash flows for the expected periods of benefit, such assets will be written down to fair value. As discussed further in Note 4 to the Notes to the Consolidated Financial Statements, based upon our most recent assessment as of December 31, 2006, we have determined there was no impairment in the value of our long-lived assets.

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS No. 86”), we capitalize software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided that capitalized amounts will be realized over a period of approximately three years. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Under SFAS No. 86, annual amortization of software development costs are equal to the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. We are using the straight-line method of amortization because the software can be used for many products and the estimates required to be made under the ratio that current gross revenues for products bear to the total of the current and anticipated future gross revenues for that product could result in under reporting of expense. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized to cost of sales using the straight-line method on a product-by-product basis over the estimated life, which is generally three years. To the extent that amounts capitalized for software development costs become impaired due to a decline in demand or the introduction of new technology, such amounts will be written-off. All other research and development expenditures are charged to research and development expense in the period incurred.

Income Taxes

In preparing our consolidated financial statements, we estimate our income taxes in each of the countries in which we operate. The process used to make these estimates includes an assessment of the current tax expense, the results from tax examinations and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the reliability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2006, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on certain deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry-forward period available under the tax law, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting either in a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Stock Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123R”) using the modified prospective application transition method. SFAS No. 123R requires measurement of all employee stock based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. Previously, we had applied the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). In fiscal 2006, we recorded stock-based compensation expense of $1,460,910 under the fair-value provisions of SFAS No. 123R, compared to $55,802 in fiscal 2005 and $92,585 in fiscal 2004 under the provisions of APB 25 and related interpretations.

To determine the expected term of our employee stock options granted in fiscal 2006, we utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). This approach resulted in an expected term of 6.25 years for options that vest over four years. To determine the risk-free interest rate, we utilized an average interest rate based on U.S. Treasury instruments whose term was consistent with the expected term of our awards. To determine the expected stock price volatility, we examined the historical volatilities for our common stock and those of our peers. See Note 7 (“Stockholders’ Equity and Stock-Based Compensation”) of our Notes to Consolidated Financial Statements for further discussion.

Results of Operations

The following table sets forth certain consolidated operating data as a percentage of total revenue for the years ended December 31, 2006, 2005, and 2004:

Percentage of Total Revenue

	Years Ended December 31,
	2006	2005	2004
Revenues	100%	100%	100%
Cost of sales	1	2	2
Gross margin	99	98	98
Operating expenses
Sales and marketing	39	36	42
Research and development	14	15	21
General and administrative	31	36	42
Total operating expenses	84	87	105
Operating income (loss)	15	11	(7)
Other income	6	5	5
Income (loss) from continuing operations before income taxes	21	16	(2)
Income taxes	5	5	5
Income (loss) from continuing operations	16	11	(7)
Discontinued operations :
Income (loss) from discontinued operations net of income taxes	6	(21)	21
Gain on disposal of discontinued operations	3	0	0
Income (loss) from discontinued operations	9	(21)	21
Net income (loss)	25%	(10)%	14%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Total revenues for fiscal 2006 were $18,547,529 compared to $14,608,478 in fiscal 2005, an increase of $3,939,051 or 27%. This increase is primarily attributable to increases in royalties related to the sales of flat panel televisions and monitors, which grew by $5,282,295 or 133%, and increases in the automotive market, which grew by $602,786 or 130%. The majority of the increases in flat panel televisions and monitors revenues are the direct result of our receipt of larger royalty payments from many of the multinational television OEMs, including Sony, Samsung, LG and Toshiba, or their respective manufacturers. It is our understanding that the global unit volumes of flat panel televisions and monitors is expected to continue to increase in 2007 and for the foreseeable future. While we continue to have good relationships with many of the major global television OEMs and are not aware of any significant customer losses, there can be no assurance that we will be successful in growing or maintaining this market of our business. Revenues in the automotive market increased substantially in 2006 as compared to 2005. This is primarily due to increased revenues from one customer in Japan who provides line install, dealer option and after market automotive audio systems to many of the significant Japanese automotive manufactures, including Toyota, Honda, Subaru and Nissan. We expect the revenues in this segment to grow in 2007; however, at a slower rate of increase. While we continue to be notified of design wins in this segment, revenues can be delayed significantly due to the length of time between design win and production. Revenues in our portable media devices segment and personal telecommunications segments fell by 13% and 6%, respectively. The decrease in revenue in portable media devices is primarily attributable to the loss of one customer. Revenues from that customer continued in the first and second quarters of fiscal 2006; however, no substantive revenues were received from that customer in the third and fourth quarters of 2006, nor do we expect at this time to receive significant revenues from this customer in the future. The decrease in personal telecommunications revenues is primarily attributable to one customer who has experienced a decrease in its sales of handset units. We continue to be included in the customer’s products; however, sales of these products were at lower levels in 2006 than during 2005. The following table represents our mix of licensing revenues by market source:

	Years Ended
	December 31,
	2006	2005
Home entertainment (TV, set-top box, A/V receiver, DVD)	61%	51%
Portable media devices (digital media player, headphone)	16%	23%
PC (software, hardware)	9%	12%
Personal telecommunications (mobile phone, PDA)	8%	11%
Automotive	6%	3%
	100%	100%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and costs associated with branding activities. Sales and marketing expenses were $7,345,133 for fiscal year 2006, as compared to $5,192,090 for fiscal year 2005. Overall sales and marketing expenses were $2,153,043, or 41%, higher in fiscal 2006 due in large part to increased staffing as we added sales personnel/consultants in the United States, Europe, Taiwan and Korea. The Company hired a Vice President of Sales-Licensing in August 2005 and an Executive Vice President of Marketing and Business Development in December 2005 (who separated from the company in July 2006). Additionally, we increased staffing at the corporate level to support our branding and marketing activities. Some of these staffing increases were moderated during the second half of fiscal 2006 as the Company increased its branding and marketing activities at the local level, and reduced expenditures at the corporate level. We also noted increased commissions on higher licensing revenues. Lastly, we recorded $515,762 in stock based compensation expense for sales and marketing personnel during 2006 as compared to zero in 2005, due to the adoption of SFAS No. 123R at the beginning of fiscal 2006. In 2007, we expect to continue to invest in our sales and marketing activities, particularly by hiring additional sales personnel and increasing our branding efforts. As a percentage of total revenues, sales and marketing expenses increased from 36% for fiscal year 2005, to 39% for fiscal year 2006.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $2,572,577 for fiscal year 2006, as compared to $2,224,237 for fiscal year 2005. The overall increase in research and development expenses of $348,340, or 16%, is primarily attributable to $331,480 in stock based compensation expense for engineering personnel during 2006 as compared to zero in 2005, due to the adoption of SFAS No. 123R at the beginning of fiscal 2006. We expect that research and development expenses will increase substantially in 2007 as we continue to expand our intellectual property portfolio, which we believe is critical to our business, and as we seek to accelerate the implementation of our technology with a greater number of customers and devices. We expect that research and development expenses will fluctuate as a percentage of revenue due to fluctuations in our revenues. As a percentage of total revenues, research and development expenses decreased from 15% for fiscal year 2005, to 14% for fiscal year 2006.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property, and other professional fees and costs associated with being a publicly held company. General and administrative expenses were $5,660,260 for fiscal year 2006 as compared to $5,170,256 for fiscal year 2005. The overall increase of $490,004, or 9%, was primarily attributable to $512,525 in stock based compensation expense for corporate employees and directors during 2006 as compared to $55,802 in 2005, due to the adoption of SFAS No. 123R at the beginning of fiscal 2006. During 2007, the Company will be required to comply with the Sarbanes-Oxley 404 requirements, including independent auditor certification. The cost of such compliance is not yet known and may increase overall public company expenses in 2007 as compared to fiscal 2006.  As a percentage of total revenues, general and administrative expenses decreased from 35% for fiscal year 2005, to 31% for fiscal year 2006.

Other Income, Net

Other income, net, consists principally of interest income. Other income, net, was $1,135,870 for fiscal year 2006, compared to $673,132 for fiscal year 2005, an increase of $462,738 or 69%. This increase is primarily attributable to the increase of interest income due to higher interest rates and higher cash balances.

Provision for Income Taxes

The income tax provision for fiscal 2006 was $868,203 compared to $795,919 for fiscal 2005 an increase of $72,284 or 9%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea and Taiwan.

We had federal and state net operating loss carry-forwards at December 31, 2006 of $17,621,730 and $7,992,523, respectively. The net operating loss carry-forwards began expiring in 2003 and will continue through 2026. In addition, we had federal tax credit carry-forwards of approximately $2,865,936, at December 31, 2006, which begin to expire in 2010, and federal and state tax capital loss carryforwards of approximately $16,219,585, which begin to expire in 2011. As of December 31, 2006, we continue to have a valuation allowance of $15,089,937 against our deferred tax assets, which was established primarily due to our cumulative losses in recent years and based on our assessment of our future ability to realize certain deferred tax assets.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Total revenues for fiscal 2005 were $14,608,478 compared to $10,831,704 in fiscal 2004, an increase of $3,776,774 or 35%. This increase is primarily attributable to our diversification strategy, which generated revenues in new product categories such as mobile phones, portable audio devices, and PCs and increased penetration in the home theater market, including set-top boxes and televisions, which incorporate SRS Labs’ technologies. The following table presents the Company’s licensing revenues mix by market source:

	Years Ended
	December 31,
	2005	2004
Home entertainment (TV, set-top box, A/V receiver, DVD)	51%	67%
Portable media devices (digital media player, headphone)	23%	12%
PC (software, hardware)	12%	10%
Personal telecommunications (mobile phone, PDA)	11%	10%
Automotive	3%	1%
	100%	100%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $5,192,090 for fiscal year 2005 compared to $4,550,101 for fiscal year 2004. Overall, sales and marketing expenses were $641,989, or 14%, higher in fiscal 2005 due to increased staffing, increased commissions on higher licensing revenues and continued advertising campaigns to enhance our brand. As a percentage of total revenues, sales and marketing expenses decreased from 42% for fiscal year 2004, to 36% for fiscal year 2005.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $2,224,237 for fiscal year 2005 compared to $2,261,886 for fiscal year 2004. The overall decrease in research and development expenses of $37,649, or 2%, was primarily attributable to minor adjustments in staffing. We expect that research and development will continue to be critical to our business as we introduce new products, but such expenses will fluctuate as a percentage of revenue due to fluctuations in our total revenues. As a percentage of total revenues, research and development expenses decreased from 21% for fiscal year 2004 to 15% for fiscal year 2005 due to the increase in licensing revenues.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. General and administrative expenses were $5,170,256 for fiscal year 2005 compared to $4,621,522 for fiscal year 2004. The overall increase of $548,734, or 12%, was primarily attributable to increased professional fees, public company expenses, including costs incurred for Sarbanes-Oxley 404 compliance that was ultimately delayed until 2007, and increased amortization associated with the increased capitalization of patents and purchased technology absorbed by the licensing segment. As a percentage of total revenues, general and administrative expenses decreased from 43% for fiscal year 2004 to 35% for fiscal year 2005.

Other Income, Net

Other income, net, consists principally of interest income. Other income, net, was $673,132 for fiscal year 2005 compared to $594,922 for fiscal year 2004, an increase of $78,210 or 13%. This increase was primarily due to higher invested cash balances.

Provision for Income Taxes

The income tax provision for fiscal 2005 was $795,919 compared to $523,128 for fiscal 2004, an increase of $272,791 or 52%. The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings. In 2005, we benefited from the U.S. Japan tax treaty, which eliminated source-country withholdings on royalties. That treaty became effective on July 1, 2004. The decrease in withholding in revenue sourced from Japan was offset by an increase in withholding amounts on revenue sourced from Korea.

We had federal and state net operating loss carry-forwards at December 31, 2005 of approximately $18,686,000 and $9,333,000, respectively. The net operating loss carry-forwards began expiring in 2003 and will continue through 2025. In addition, we had federal tax credit carry-forwards of approximately $1,914,000, at December 31, 2005, which begin to expire in 2011. As of December 31, 2005, a valuation allowance of $11,668,869 was established primarily due to our recent cumulative losses and based on our assessment of our future ability to realize certain deferred tax assets.

Selected Quarterly Operating Results

The following table sets forth certain quarterly summary consolidated financial data for the eight quarters in the period ended December 31, 2006. The quarterly information is based upon financial statements prepared by us on a basis consistent with our audited consolidated financial statements and, in management’s opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Report. Our quarterly operating results have varied significantly in the past and are expected to vary significantly in the future. Due to rounding differences, the quarters in a given year may not add precisely to the annual numbers for that year.

	Three Months Ended
	Mar 31,	June 30,	Sep 30,	Dec 31,	Mar 31,	June 30,	Sep 30,	Dec 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In thousands except per share amounts)
Revenues	$4,336	$4,260	$4,910	$5,042	$3,264	$3,540	$3,640	$4,164
Gross margin	4,288	4,225	4,866	4,998	3,208	3,445	3,600	4,119
Operating expenses	4,157	3,875	3,649	3,897	3,032	3,002	2,869	3,684
Income from continuing operations	151	406	1,276	1,233	206	435	707	314
Income (loss) from discontinued operations	11	524	1,114	(7)	15	79	(3)	(3,178)
Net income (loss)	$163	$929	$2,391	$1,225	$221	$514	$704	$(2,864)
Income from continuing operations per common share:
Basic	$0.01	$0.03	$0.09	$0.08	$0.01	$0.03	$0.05	$0.02
Diluted	$0.01	$0.02	$0.08	$0.07	$0.01	$0.03	$0.05	$0.02
Income (loss) from discontinued operations per common share:
Basic	$0.00	$0.04	$0.07	$0.00	$0.00	$0.01	$0.00	$(0.22)
Diluted	$0.00	$0.03	$0.07	$0.00	$0.00	$0.01	$0.00	$(0.22)
Net income (loss) per common share:
Basic	$0.01	$0.06	$0.16	$0.08	$0.02	$0.04	$0.05	$(0.20)
Diluted	$0.01	$0.06	$0.15	$0.07	$0.01	$0.03	$0.05	$(0.20)

Liquidity and Capital Resources

At December 31, 2006 cash and cash equivalents and investments available for sale were $40,238,130 compared to $25,829,509 as of December 31, 2005, an increase of $14,408,621. The Company’s cash and cash equivalents were $35,011,425 as of December 31, 2006, an increase of $26,259,086 from cash and cash equivalents of $8,752,339 held at December 31, 2005. The increase is primarily a result of positive cash flow generated by operating activities, the sale of our interest in Valence and the exercise of employee stock options. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. We held $5,226,705 in investments available for sale at December 31, 2006, as compared to $17,077,170 at December 31, 2005, a decrease of $11,850,465. The decrease in investments available for sale is due to investments maturing and the Company investing the proceeds in cash equivalents. Investments consist of U.S. government securities rated AAA. In fiscal 2006, 2005 and 2004, operations were funded primarily from cash from operating activities.

Net cash provided by operating activities was $4,950,707 and $2,994,327 for fiscal 2006 and 2005, respectively. The $1,956,380 increase in net cash provided by operating activities in fiscal year 2006, compared to fiscal year 2005, was primarily a result of net income for the year and non-cash items of depreciation and amortization of $727,773 and deferred stock compensation of $1,359,767, offset by net cash used by discontinued operations of $1,945,807 and a non-cash gain on disposal of discontinued operations of $624,646. Accounts receivable decreased by $725,495 during fiscal 2006 due to collection of several significant accounts prior to year end. The total days sales outstanding were 23 days at December 31, 2006 compared to 46 days at December 31, 2005. In fiscal 2006, accrued liabilities increased $493,338 primarily due to an increase in accrued commissions and amounts due to employees under the 2006 Bonus and Profit Sharing Plan.

Our investing activities provided cash of $15,768,382 in 2006 and used cash of $1,184,323 in 2005. The increase in cash from investing activities during 2006 is primarily due to the sale of investments held for sale and proceeds received from the sale of our interests in Valence and the Joint Venture. These amounts were partially offset by expenditures related to our patents and intangible assets of $520,881, purchases of property and equipment of $214,459, and discontinued operations of $180,216. The cash used for investing activities in fiscal 2005 is due primarily to purchases of furniture, fixtures and equipment of $154,851, expenditures related to patents and intangible assets of $440,515, and discontinued operations of $597,706.

Our financing activities provided cash of $5,539,997 during 2006 and used cash of $69,577 during 2005. During 2006, we received cash of $7,654,583 as the result of the exercise of employee stock options. This was partially offset by our purchase of $2,114,586 of outstanding stock as part of the sale of our interest in Valence. Our financing activities during 2005 primarily consisted of proceeds from the exercise of employee stock options of $990,013, offset by the purchase of outstanding stock for $1,059,590.

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

Contractual Cash Obligations and Contingent Liabilities and Commitments

We have contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies our expected contractual obligations and commitments subsequent to December 31, 2006:

	Payments due by period
		Less than		More than
Contractual Obligations	Total	1 year	1-3 years	3 years
Operating lease obligations	$341,444	$242,205	$99,239	—

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for periods beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 will have a material effect on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how to evaluate the materiality of an uncorrected misstatement in the current year financial statements using both an income statement approach (the “rollover approach”) and a balance sheet approach (the “iron curtain approach”). The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement while the iron curtain approach quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year. SAB 108 is effective for periods ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial position or results of operations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.   Financial Statements and Supplementary Data

The financial statement information, including the Report of Independent Registered Public Accounting Firm, required by this Item 8 is set forth on pages 42 to 65 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The quarterly financial information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 5, 2006, we engaged Squar, Milner, Peterson, Miranda & Williamson, LLP, Newport Beach, California (“Squar Milner”) as our independent registered public accounting firm to audit our financial statements beginning with the fiscal year ending December 31, 2006. On that date, we advised BDO Seidman, LLP (“BDO”) of our decision to dismiss BDO as our independent registered public accounting firm. Our Audit Committee unanimously approved the engagement of Squar Milner and the dismissal of BDO on December 5, 2006.

The Audit Committee believes the change of our independent registered public accounting firm is in the best interest of the Company and the recent simplification of our business model makes this an appropriate time for the change.

The reports of BDO on the Company’s financial statements for the years ended December 31, 2004 and 2005 did not contain any adverse opinion or disclaimer of opinion, and were not otherwise qualified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years and through December 5, 2006, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO would have caused them to make reference thereto in their reports on the financial statements for such years.

During our two most recent fiscal years and through December 5, 2006, we did not consult Squar Milner regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event (each as defined in Item 304(a)(1) of Regulation S-K) or (iii) any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Changes in Internal Controls.   There have been no changes in our internal controls over financial reporting that occurred during our fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors , Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors,” “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders that is scheduled to occur in June 2007 is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission (“SEC”) no later than 120 days after the end of fiscal year 2006.

Item 11.   Executive Compensation

Except as specifically provided, the information set forth under the captions “Compensation of Executive Officers” and “Information About the Board of Directors and Committees of the Board—Compensation of Directors” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the SEC not later than 120 days after the end of fiscal year 2006.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The Proxy Statement will be filed with the SEC no later than 120 days after the end of fiscal year 2006.

Information regarding equity compensation plans required by this Item 12 is included in Item 5 of Part II of this Annual Report on Form 10-K and is incorporated into this Item by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Transactions with Management and Others” and “Information About the Board of Directors and Committees of the Board” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the SEC not later than 120 days after the end of fiscal year 2006.

Item 14.   Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Relationship of the Company with Independent Registered Public Accounting Firm” in the Proxy Statement. The Proxy Statement will be filed with the SEC not later than 120 days after the end of fiscal year 2006.

PART IV

Item 15.   Exhibits, Financial Statements, Financial Statement Schedule

(1)   Financial Statements

(2)   Financial Statement Schedule

Page
Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2006, 2005 and 2004	65

The financial statement schedule included on page 65 to this Annual Report on Form 10-K and in Part II, Item 8 herein is filed as part of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

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

10.5	Form of Indemnification Agreement, previously filed with the SEC as Exhibit 10.20 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
10.6

Non-employee Director Compensation Policy adopted by the Company’s Board of Directors on January 28, 2005, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2005, which is incorporated herein by reference.

10.7

Form of Non-Employee Director Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Non-Employee Directors’ Stock Option Plan (Initial Appointment), previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K file with the SEC on February 3, 2005, which is incorporated herein by reference.

10.8

Form of Non-Employee Director Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Non-Employee Directors’ Stock Option Plan (Re-Election), previously filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K file with the SEC on February 3, 2005, which is incorporated herein by reference.

10.9

Form of Non-Employee Director Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, previously filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K file with the SEC on February 3, 2005, which is incorporated herein by reference.

10.10

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

10.11

SRS Labs, Inc. 2005 Change in Control Protection Plan approved April 27, 2005, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.12

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

10.13

SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, as amended, approved April 27, 2005, previously filed with the SEC as Exhibit 10.5 to the Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.14

Employment Letter Agreement dated June 24, 2005 by and between the Company and Michael Franzi, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005, which is incorporated herein by reference.

10.15

Stock Option Agreement dated August 17, 2005 by and between the Company and Michael Franzi, previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005, which is incorporated herein by reference.

10.16

Employment Letter Agreement dated December 21, 2005 by and between the Company and Ulrich E. Gottschling, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005, which is incorporated herein by reference.

10.17

Participation Agreement for Ulrich E. Gottschling under the SRS Labs, Inc. 2005 Change in Control Protection Plan, dated January 12, 2006, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.18

Participation Agreement for Michael Franzi under the SRS Labs, Inc. 2005 Change in Control Protection Plan, dated January 12, 2005, previously filed with the SEC as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.19

Nonqualified Stock Option Agreement by and between the Company and Ulrich E. Gottschling, dated January 12, 2006, previously filed with the SEC as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.20

Nonqualified Stock Option Agreement by and between the Company and Sarah Yang, dated January 12, 2006, previously filed with the SEC as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.21

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. 1996 Amended and Restated Long-Term Incentive Plan, as Amended, previously filed with the SEC as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.22

SRS Labs, Inc. 2006 Profit Sharing and Bonus Plan approved on April 12, 2006, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2006, which is incorporated herein by reference.

10.23

Salary adjustment for Lionel Cheung, President of Valence Tech, Limited, and President of its wholly-owned subsidiary Valence Technology Limited, as approved on April 25, 2006, previously filed with the SEC on the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2006, which is incorporated herein by reference.

10.24

SRS Labs, Inc. 2006 Stock Incentive Plan, as approved by the Company’s shareholders on June 22, 2006, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2006, which is incorporated herein by reference.

10.25

Salary adjustment and discretionary merit bonus for Ulrich E. Gottschling, Chief Financial Officer of the Company, as approved on November 1, 2006, previously filed with the SEC on the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006, which is incorporated herein by reference.

10.26

SRS Labs, Inc. 2007 Profit Sharing and Bonus Plan approved on December 12, 2006, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2006, which is incorporated herein by reference.

10.27

Salary adjustment for Alan Kraemer, Executive Vice President, Chief Technology Officer, Sarah Yang, Vice President, Software Engineering and Michael Franzi, Vice President, Sales Licensing, as approved on February 8, 2007, previously filed with the SEC on the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2007, which is incorporated herein by reference.

Other Material Contracts
10.28

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

10.29

Industrial Real Estate Lease dated May 30, 1997, between the Company and Daimler Commerce Partners, L.P., previously filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Form 10-QSB for the quarterly period ended June 30, 1997, filed with the SEC on August 13, 1997, which is incorporated herein by reference.

10.30

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

10.31

Transition Agreement and General Release between the Company and Janet Biski, dated March 31, 2006, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, which is incorporated herein by reference.

10.32

The Company’s Patent Reward Program previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2006, which is incorporated herein by reference.

10.33

Promissory Note dated June 30, 2006 between the Company and Coming Home Studios, LLC, as previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.34

Security Agreement dated June 30, 2006 between the Company and Coming Home Studios, LLC, as previously filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.35

Assignment Agreement dated June 30, 2006 between the Company and Coming Home Studios, LLC, as previously filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.36

First Amendment to the Strategic Alliance Agreement dated June 30, 2006 between the Company and Coming Home Studios, LLC, as previously filed with the SEC as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.37

Separation Agreement and General Release between the Company and David Frerichs dated July 12, 2006, as previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2006, which is incorporated herein by reference.

10.38

Sale and Purchase Agreement Relating to Ordinary Shares in the Issued Share Capital of Valence Tech Ltd dated July 14, 2006 between the Company and Noblehigh Enterprises, Inc. and Willas-Array Electronics (Holdings) Ltd., as previously filed with the SEC as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2006, which is incorporated herein by reference.

10.39

Deed of Indemnity between the Company and Noblehigh Enterprises, Inc., as previously filed with the SEC as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2006, which is incorporated herein by reference.

21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, dated March 21, 2007.
23.2	Consent of Independent Registered Public Accounting Firm, BDO Seidman LLP, dated March 21, 2007.
31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2007	By:	/s/ Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ THOMAS C.K. YUEN	Director, Chairman of the Board and Chief Executive	March 22, 2007
Thomas C.K. Yuen	Officer (Principal Executive Officer)
/s/ ULRICH GOTTSCHLING	Chief Financial Officer (Principal Financial and	March 22, 2007
Ulrich Gottschling	Accounting Officer)
/s/ DAVID R. DUKES	Director	March 22, 2007
David R. Dukes
/s/ WINSTON E. HICKMAN	Director	March 22, 2007
Winston E. Hickman
/s/ CAROL L MILTNER	Director	March 22, 2007
Carol L. Miltner
/s/ SAM YAU	Director	March 22, 2007
Sam Yau

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SRS Labs, Inc.
Santa Ana, California

We have audited the accompanying consolidated balance sheet of SRS Labs, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year then ended. Our audit also included 2006 information in the financial statement schedule listed in Item 15(2) herein. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SRS Labs, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the aforementioned financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 2006 financial information set forth therein.

As discussed in Note 1 to the financial statements, in 2006, the Company changed its method of accounting for stock-based compensation to conform to Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

/s/	SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP
Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
February 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SRS Labs, Inc.
Santa Ana, California

We have audited the accompanying consolidated balance sheet of SRS Labs, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income and cash flows for each of the two years in the period ended December 31, 2005. We have also audited the schedule listed in the accompanying index, Item 15(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SRS Labs, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/	BDO SEIDMAN, LLP
BDO Seidman, LLP

Costa Mesa, California

February 24, 2006

SRS LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$35,011,425	$8,752,339
Accounts receivable, net	1,180,879	1,886,780
Prepaid expenses and other current assets	808,940	602,847
Assets held for sale	—	1,859,127
Total Current Assets	37,001,244	13,101,093
Investments available for sale	5,226,705	17,077,170
Property and equipment, net	389,667	425,288
Intangible assets, net	2,045,139	2,015,605
Deferred income taxes, net	386,412	380,386
Long term assets held for sale	—	2,065,123
Total Assets	$45,049,167	$35,064,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$609,899	$741,811
Accrued liabilities	1,295,236	801,898
Deferred revenue	399,565	537,636
Liabilities related to assets held for sale	—	2,170,701
Total Current Liabilities	2,304,700	4,252,046
Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 16,561,036 and 14,953,690 shares issued; 15,886,938 and 14,279,592 shares outstanding at December 31, 2006 and 2005, respectively	16,562	14,955
Additional paid-in capital	70,574,176	63,574,518
Accumulated other comprehensive loss	(273,295)	(496,021)
Accumulated deficit	(24,569,531)	(29,277,388)
Treasury stock at cost, 674,098 shares at December 31, 2006 and 2005	(3,003,445)	(3,003,445)
Total Stockholders’ Equity	42,744,467	30,812,619
Total Liabilities And Stockholders’ Equity	$45,049,167	$35,064,665

See accompanying notes to the consolidated financial statements.

SRS LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
Revenues	$18,547,529	$14,608,478	$10,831,704
Cost of sales	171,094	236,484	228,147
Gross margin	18,376,435	14,371,994	10,603,557
Operating expenses:
Sales and marketing	7,345,133	5,192,090	4,550,101
Research and development	2,572,577	2,224,237	2,261,886
General and administrative	5,660,260	5,170,256	4,621,522
Total operating expenses	15,577,970	12,586,583	11,433,509
Operating income (loss)	2,798,465	1,785,411	(829,952)
Other income, net	1,135,870	673,132	594,922
Income (loss) from continuing operations before income taxes	3,934,335	2,458,543	(235,030)
Income taxes	868,203	795,919	523,128
Income (loss) from continuing operations	3,066,132	1,662,624	(758,158)
Discontinued operations (Note 11)
Income (loss) from discontinued operations, net of income taxes	1,017,079	(3,087,009)	2,336,679
Gain on disposal of discontinued operations	624,646	—	—
Income (loss) from discontinued operations	1,641,725	(3,087,009)	2,336,679
Net income (loss)	$4,707,857	$(1,424,385)	$1,578,521
Income (loss) from continuing operations per common share:
Basic	$0.21	$0.12	$(0.05)
Diluted	$0.20	$0.12	$(0.05)
Income (loss) from discontinued operations per common share:
Basic	$0.11	$(0.22)	$0.17
Diluted	$0.11	$(0.22)	$0.15
Net income (loss) per common share:
Basic	$0.31	$(0.10)	$0.11
Diluted	$0.30	$(0.10)	$0.10
Weighted averaged shares used in the per share calculation:
Basic	14,955,889	14,117,795	13,950,457
Diluted	15,465,822	14,117,795	15,781,206

See accompanying notes to the consolidated financial statements.

SRS LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total	Income (Loss)
BALANCE, January 1, 2004	13,456,982	$13,683	$58,423,249	$(336,346)	$(29,431,524)	$(718,601)	$27,950,461
Proceeds from exercise of stock options	989,134	989	3,710,462	—	—	—	3,711,451
Tax benefit from exercise of stock options	—	—	296,996	—	—	—	296,996
Deferred stock option compensation	—	—	92,585	—	—	—	92,585
Treasury stock	(216,575)	—	—	—	—	(1,225,254)	(1,225,254)
Unrealized gain on investments available for sale, net of tax	—	—	—	26,624	—	—	26,624	$26,624
Net income	—	—	—	—	1,578,521	—	1,578,521	1,578,521
BALANCE, December 31, 2004	14,229,541	$14,672	$62,523,292	$(309,722)	$(27,853,003)	$(1,943,855)	$32,431,384	$1,605,145
Proceeds from exercise of stock options	282,274	283	989,730	—	—	—	990,013
Tax benefit from exercise of stock options	—	—	5,694	—	—	—	5,694
Deferred stock option compensation	—	—	55,802	—	—	—	55,802
Treasury stock	(232,223)	—	—	—	—	(1,059,590)	(1,059,590)
Unrealized loss on investments available for sale, net of tax	—	—	—	(186,299)	—	—	(186,299)	(186,299)
Net loss	—	—	—	—	(1,424,385)	—	(1,424,385)	(1,424,385)
BALANCE, December 31, 2005	14,279,592	$14,955	$63,574,518	$(496,021)	$(29,277,388)	$(3,003,445)	$30,812,619	$(1,610,684)
Proceeds from exercise of stock options	1,607,346	1,607	6,501,799	—	—	—	6,503,406
Proceeds from exercise of Valence management stock options (Note 11)	357,625	358	1,151,177	—	—	—	1,151,535
Purchase of treasury stock	—	—	—	—	—	(2,114,586)	(2,114,586)
Cancellation of treasury stock	(357,625)	(358)	(2,114,228)	—	—	2,114,586	—
Stock-based compensation	—	—	1,460,910	—	—	—	1,460,910
Currency translation adjustment	—	—	—	81,303	—	—	81,303
Unrealized gain on investments available for sale, net of tax	—	—	—	141,423	—	—	141,423	141,423
Net income	—	—	—	—	4,707,857	—	4,707,857	4,707,857
BALANCE, December 31, 2006	15,886,938	$16,562	$70,574,176	$(273,295)	$(24,569,531)	$(3,003,445)	$42,744,467	$4,849,280

See accompanying notes to consolidated financial statements.

SRS LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$4,707,857	$(1,424,385)	$1,578,521
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	727,773	840,073	765,135
Provision for doubtful accounts	(19,594)	38,010	113,174
Deferred taxes	(6,025)	—	2,401
(Accretion) amortization of (discount) premium on investments available for sale	(1,904)	(2,202)	5,980
Net realized gain on investments available for sale.	(3,125)	—	(139,375)
Stock based compensation expense	1,359,767	55,802	92,585
Loss (gain) on disposition of furniture, fixtures and equipment	1,582	(5,030)	4,961
Write-off of intangible assets	12,072	—	43,266
Gain on disposal of discontinued operations.	(624,646)	—	—
Changes in operating assets and liabilities:
Accounts receivable	725,495	(847,399)	(534,701)
Prepaid expenses and other current assets	(206,093)	186,539	(180,907)
Accounts payable	(131,912)	295,312	(436,897)
Accrued liabilities	493,338	355,906	167,884
Deferred revenue	(138,071)	100,726	417,424
Income taxes payable	—	(241,068)	296,996
Net cash (used by) provided by operating activities of discontinued operations	(1,945,807)	3,642,043	338,763
Net cash provided by operating activities	4,950,707	2,994,327	2,535,210
Cash Flows From Investing Activities:
Proceeds from sale of investments available for sale	11,996,917	—	5,375,000
Proceeds from sale of Valence	4,300,000	—	—
Proceeds from sale of equity interest in CHS/SRS LLC	387,021	—	—
Purchase of property and equipment	(214,459)	(154,851)	(368,636)
Proceeds from sales of furniture, fixtures and equipment	—	8,749	—
Purchase of investments available for sale	—	—	(11,986,038)
Expenditures related to intangible assets	(520,881)	(440,515)	(514,006)
Net cash used by investing activities of discontinued operations	(180,216)	(597,706)	(3,311,435)
Net cash provided by (used in) investing activities	15,768,382	(1,184,323)	(10,805,115)
Cash Flows From Financing Activities:
Purchase of treasury stock	(2,114,586)	(1,059,590)	(1,225,254)
Proceeds from exercise of stock options	7,654,583	990,013	3,711,451
Net cash provided by (used in) financing activities	5,539,997	(69,577)	2,486,197
Net Increase (Decrease) in Cash and Cash Equivalents	26,259,086	1,740,427	(5,783,708)
Cash and Cash Equivalents, Beginning of Year	8,752,339	7,011,912	12,795,620
Cash and Cash Equivalents, End of Year	$35,011,425	$8,752,339	$7,011,912
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$856,841	$420,836	$1,047,624
Supplemental Disclosure of Non-Cash Activities:
Unrealized gain/(loss) on investments, net	$141,423	$(186,299)	$26,624
Tax benefit on employee stock plans	$—	$5,694	$296,996

See accompanying notes to consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Organization and Significant Accounting Policies

Organization

SRS Labs, Inc. (collectively with its subsidiaries, the “Company,” “SRS Labs,” or “SRS”) is a leading developer and provider of audio and voice technology solutions for the home entertainment, portable media device, personal telecommunications, personal computer, automotive, and broadcast markets. Prior to September 29, 2006, the Company also developed and provided application-specific integrated circuits and standard integrated circuits, or ICs, through its former wholly-owned subsidiary, Valence Tech Limited (“Valence”).

Licensing:   Through SRS Labs, Inc., the parent company, and its wholly-owned subsidiary, SRSWOWcast.com, Inc., or SRSWOWcast, the Company develops and licenses audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers (“OEMs”), software providers and semiconductor companies, and license and market hardware and software products for the Internet and professional audio markets.

Discontinued Operations:

Valence:   Through its former wholly-owned subsidiary, Valence, the company operated a fabless semiconductor business which developed, designed and marketed standard and custom analog ICs, digital signal processors, and mixed signal integrated circuits primarily to OEMs and original design manufacturers (“ODMs”) in the Asia Pacific region.

On February 23, 2006, the Company’s Board of Directors (the “Board”) approved a plan to sell Valence in order to focus management’s attention and the Company’s financial resources on its licensing business. On July 14, 2006, the Company entered into a definitive Sale and Purchase Agreement (“Purchase Agreement”) to sell Valence to Noblehigh Enterprises Inc. (“Noblehigh”). Noblehigh is owned by Willas Array Electronics (Holding) Limited as well as certain members of management of Valence (collectively referred to herein as the “Management Buyers”). The sale transaction was completed on September 29, 2006 and, accordingly, the results of the operations of Valence through the date of sale are included as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The transaction did not require approval by SRS’s stockholders. See Note 11.

CHS/SRS LLC:   In September 2004, the Company entered into a strategic alliance with Coming Home Studios LLC (“CHS”), to use and promote SRS Labs’ technologies, to promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, the Company and CHS established a joint venture, CHS/SRS, LLC (the “Joint Venture”), to produce and distribute nine concert videos featuring SRS Labs’ Circle Surround technology. Initially, CHS was the manager of the Joint Venture; however, the Company became the manager of the Joint Venture in July 2005. As a result of becoming the manager of, and providing financial support to, the Joint Venture, the Company was required under Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, to consolidate the financial statements of the Joint Venture into its consolidated financial statements commencing with the third quarter of fiscal 2005. Previously, we accounted for our 50% equity ownership in the Joint Venture as an investment using the equity method.

The Company recorded an asset impairment charge of $3.3 million related to our investment in the Joint Venture in the fourth quarter of fiscal 2005. On February 23, 2006, the Board authorized management to take all reasonable steps to divest the Company’s entire equity interest in the Joint

Venture. As a result of its decision to sell the Company’s interest in the Joint Venture, the Company has accounted for the Joint Venture as discontinued operations in the consolidated financial statements for all periods presented. On June 30, 2006, the Company completed the sale of its interest in the Joint Venture to CHS in exchange for $200,000, the rights to all cash assets of the Joint Venture, and a promissory note in the amount of $175,000. The Company recorded a gain on disposal of its interest in the Joint Venture of $387,021 in the Company’s accompanying consolidated statement of operations for the year ended December 31, 2006. Any amounts related to the promissory note and accrued interest thereon will be recorded at the time the cash is received by SRS. See Note 11.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company and its wholly-owned subsidiary SRSWOWcast and the activities of its previously wholly-owned subsidiary Valence through the date of disposal (September 29, 2006) and the Joint Venture through the date of disposal (June 30, 2006) after elimination of all intercompany accounts and transactions.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original or remaining maturities of three months or less at the date of purchase.

Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments, consisting primarily of U.S. government securities, are classified as available for sale and are reported at fair value, based on quoted market prices, in the accompanying consolidated balance sheets. Those securities with a maturity date of one year or less are classified as current assets. Unrealized gains and losses, net of applicable income taxes, are reported as a separate component of stockholders’ equity.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation and amortization are calculated using the straight-line method, which amortizes cost over the lesser of the estimated useful lives of the respective assets or the term of the related lease. Useful lives range from two to five years.

Intangible Assets

Costs paid by the Company related to the establishment and transfer of patents, primarily legal costs, are capitalized and amortized, depending on the estimated life of the technology patented. These assets are being amortized over ten years.

The Company annually evaluates the recoverability of its patents and intangible assets based on the estimated future undiscounted cash flows. Should the carrying value of patents or intangible assets exceed the estimated future undiscounted cash flows for the expected periods of benefit, such assets would be written down to fair value. Based upon its most recent assessments, the Company has determined that there was no impairment as of December 31, 2006 and 2005.

Capitalization of Software Development Costs

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided that capitalized amounts will be realized over a period of approximately three years. Costs incurred for software purchased from third parties prior to the establishment of technological feasibility are charged to research and development expense. The establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Under SFAS No. 86, annual amortization of software development costs are equal to the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) an amount determined using the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software costs are included in intangible assets, net in the accompanying consolidated balance sheets. The Company uses the straight-line method of amortization because the software can be used for many products and the estimates required to be made under (a) could result in under- reporting of expense. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized to cost of sales using the straight-line method on a product-by-product basis over the estimated life, which is approximately three years. To the extent that amounts capitalized for software development costs become impaired due to a decline in demand or the introduction of new technology, such amounts will be written-off. All other research and development expenditures are charged to research and development expense in the period incurred.

Capitalized software as of December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005
Capitalized software	$728,670	$595,568
Accumulated amortization	(475,034)	(309,990)
Capitalized software, net	$253,636	$285,578

The Company recorded amortization expense of $165,044, $116,987 and $106,826 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the weighted average remaining useful life of the Company’s capitalized software was approximately 2.0 years. The following table shows the estimated amortization expense for those assets for each of the remaining three fiscal years.

Years Ending December 31,	Estimated Expense
2007	$133,727
2008	94,793
2009	25,116
Total	$253,636

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based upon the most recent assessments as of December 31, 2006 and 2005, the Company has determined there was no impairment in the value of long-lived assets.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Some of the estimates needed to be made by management include the reserve for doubtful accounts, estimated useful lives of property and equipment and intangible assets, stock based compensation and the valuation allowance for the Company’s deferred tax asset. Actual results could materially differ from these estimates.

Revenue Recognition

Revenues associated with ongoing royalty license agreements are recognized upon receipt of reports from licensees stating the number of products implementing SRS patented technologies on which royalties are due, generally one quarter in arrears. The Company also has arrangements under which license fees are prepaid upfront, in addition to ongoing per-unit license fees. In such cases, the prepaid fees are recorded as deferred revenues and recognized as revenue upon receipt of reports from licensees stating the number of products shipped on which royalties are due. Licensing revenues for one-time technology transfer fees are recognized in the period in which the license agreement is consummated and the related technology and passage of title is transferred. Revenue from product sales is generally recognized upon shipment, at which point title passes. Certain products may be sold under consignment agreements, and revenue for such products is recognized upon reported distributor sales. Design revenue under design contracts is recognized on the percentage-of-completion method. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made.

Research and Development

Research and development expenses include costs and expenses associated with the development of our design methodology and the design and development of new products, including initial nonrecurring engineering and product verification charges from foundries. Research and development is expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

Discontinued Operations

In accordance with SFAS No. 144, the Company accounts for the results of operations of a component of an entity that has been disposed or that meets all of the “held for sale” criteria, as discontinued operations, if the component’s operations and cash flows have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The “held for sale” classification requires having the appropriate approvals by the Company’s management, Board, and stockholders, as applicable, and meeting other criteria. When all of these criteria are met, the component is then classified as “held for sale” and its operations reported as discontinued operations.

At December 31, 2005, Valence and the Company’s Joint Venture were reclassified as discontinued operations and prior period assets and liabilities are reported as “held for sale.” For the years ended December 31, 2006, 2005 and 2004, the Company’s continuing operations represent the business activities of its licensing segment.

Net Income (Loss) Per Common Share

The Company applies SFAS No. 128, Earnings per Share (“SFAS No. 128”), which requires the disclosure of basic and diluted net income or loss per share for all current and prior periods. Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income or loss per common share reflects the maximum dilution, based on the average price of our common stock each period and is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised.

Basic and diluted net income (loss) per share computed in accordance with SFAS No. 128 for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	2005	2004
BASIC EPS
Numerator:
Income (loss) from continuing operations	$3,066,132	$1,662,624	$(758,158)
Income (loss) from discontinued operations	1,641,725	(3,087,009)	2,336,679
Net income (loss)	$4,707,857	$(1,424,385)	$1,578,521
Denominator: Weighted average common shares outstanding	14,955,889	14,117,795	13,950,457
Income (loss) from continuing operations per share	$0.21	$0.12	$(0.05)
Income (loss) from discontinued operations per share	$0.11	$(0.22)	$0.17
Net income (loss) per share	$0.31	$(0.10)	$0.11
DILUTED EPS
Numerator:
Income (loss) from continuing operations	$3,066,132	$1,662,624	$(758,158)
Income (loss) from discontinued operations	1,641,725	(3,087,009)	2,336,679
Net income (loss).	$4,707,857	$(1,424,385)	$1,578,521
Denominator: Weighted average common shares outstanding	14,955,889	14,117,795	13,950,457
Common equivalent shares outstanding: Dilutive options	509,933	—	1,830,749
Total diluted common shares	15,465,822	14,117,795	15,781,206
Income (loss) from continuing operations per share	$0.20	$0.12	$(0.05)
Income (loss) from discontinued operations per share	$0.11	$(0.22)	$0.15
Net income (loss) per share	$0.30	$(0.10)	$0.10

There were options outstanding at December 31, 2006, 2005 and 2004 to purchase 1,196,763, 4,444,254 and 164,000 shares of the Company’s common stock, respectively, that were not included above because they would be anti-dilutive.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective application transition method. SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. Previously, we had applied the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and elected to utilize the disclosure option of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). In fiscal 2006, we recorded stock-based compensation expense of $1,460,910 under the fair-value provisions of SFAS No.123R, compared to $55,802 in fiscal 2005 and $92,585 in fiscal 2004 under the provisions of APB 25 and related interpretations. See Note 7.

Fair Value of Financial Instruments

Management believes the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short period of time between origination of the instruments and their expected realization. The carrying amounts of investments available for sale are reported at fair value based on quoted market prices. See Note 2.

Customer Concentration

For fiscal year 2006, Samsung and Sony accounted for approximately 17% and 11% of the Company’s consolidated revenues, respectively. For fiscal year 2005, Samsung and Sony each accounted for approximately 13% of the Company’s consolidated revenues. For fiscal year 2004, Sony and ST Micro accounted for approximately 14% and 10% of the Company’s consolidated revenues, respectively. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectibility of related receivables could have a material adverse effect on the Company’s consolidated financial condition and consolidated results of operations.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, investments and accounts receivable. The Company places its cash in banks and its cash and cash equivalents in commercial paper and money market funds at certain financial institutions in excess of amounts insured by federal agencies. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. Investments consist of U.S. government securities rated AAA. The Company has not experienced any significant losses on its cash equivalents or investments.

The Company’s accounts receivables are derived from sales to OEMs, ODMs and platform partners primarily in Asia, North America and Europe. Customers’ headquarters geographically located in the Asia Pacific markets accounted for approximately 91%, 84% and 74%, of total Company sales in 2006, 2005 and 2004, respectively and are expected to continue to account for a substantial percentage of sales in the future. The Company makes periodic evaluations of the creditworthiness of its customers and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for estimated uncollectible accounts receivable and such losses have historically been within management’s expectations.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position or consolidated results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for periods beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 will have a material effect on our consolidated financial position or consolidated results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how to evaluate the materiality of an uncorrected misstatement in the current year financial statements using both an income statement approach (the “rollover approach”) and a balance sheet approach (the “iron curtain approach”). The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement while the iron curtain approach quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year. SAB 108 is effective for periods ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial position or consolidated results of operations.

Reclassifications

Certain amounts as previously reported have been reclassified to conform to the current year presentation.

2.                 Investments Available for Sale

Investments with maturities greater than one year from the balance sheet date are classified as long-term investments. The Company invests its excess cash in U.S. Treasury and agency securities, and tax-exempt securities with approved financial institutions with a minimum investment grade of “A1.” The investments available for sale consist mainly of bonds and include only marketable securities with secondary or resale markets to ensure portfolio liquidity.

The following table summarizes the Company’s investment securities available for sale:

	December 31,
	2006	2005
U.S. Government securities available for sale:
Cost	$5,500,000	$17,491,888
Unrealized losses	(273,295)	(414,718)
Estimated fair value	$5,226,705	$17,077,170

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	December 31, 2006		December 31, 2005
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
US Government securities available for sale:
Due in one year or less	$—	$—	$—	$—
Due in one to five years	5,500,000	5,226,705	17,491,888	17,077,170
	$5,500,000	$5,226,705	$17,491,888	$17,077,170

The following table summarizes sales of available for sale securities for the years ended December 31, 2006, 2005 and 2004. Realized gains are included in Other income, net in the accompanying consolidated statements of operations. Specific identification was used to determine costs in computing realized gains or losses.

	Years Ended December 31,
	2006	2005	2004
Proceeds from sale	$11,996,917	$—	$5,375,000
Realized gains	$3,125	$—	$139,375

3.                 Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2006	2005
Property and equipment	$1,198,726	$1,219,885
Computer equipment	930,231	824,869
Leasehold improvements	94,840	62,240
	2,223,797	2,106,994
Less accumulated depreciation and amortization	(1,834,130)	(1,681,706)
	$389,667	$425,288

Depreciation and amortization expense totaling $246,098, $225,669 and $218,540 for the years ended December 31, 2006, 2005 and 2004, respectively, is reflected in general and administrative expenses.

4.                 Intangible Assets

Intangible assets, net consist of the following:

	December 31,
	2006	2005
Patents	$2,715,250	$2,339,543
Accumulated amortization	(1,326,836)	(1,093,368)
Patents, net	1,388,414	1,246,175
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Poly Planar purchased technology for speaker products	120,000	120,000
Capitalized software and hardware for several technologies	658,942	525,840
Total other intangibles	1,419,013	1,285,911
Accumulated amortization, other intangibles	(762,288)	(516,481)
Other intangibles, net	656,725	769,430
Intangible assets, net	$2,045,139	$2,015,605

Amortization periods range from three to ten years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Years Ended December 31,
	2006	2005	2004
Patents	$233,468	$202,190	$161,475
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	64,007	64,007	64,007
Poly Planar purchased technology for speaker products	—	4,000	24,000
Capitalized software and hardware for several technologies	181,800	123,845	85,955
Total intangible amortization expense	$479,275	$394,042	$335,437

As of December 31, 2006, the weighted average remaining useful life of the Company’s patents and intangible assets is approximately 6.4 years. The following table shows the estimated amortization expense for those assets for each of the five succeeding fiscal years and thereafter.

Years Ending December 31,
2007	$472,056
2008	365,511
2009	249,659
2010	222,746
2011	220,819
Thereafter	514,348
Total	$2,045,139

5.                 Commitments and Contingencies

Leases

The Company leases office space and certain equipment under non-cancelable operating leases expiring through 2008. The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership that is affiliated with a principal stockholder, who is also an executive officer and a director, of the Company. The lease is for a term of three years and expires on May 31, 2008.

Future annual minimum lease payments under non-cancelable operating leases for the remaining periods at December 31, 2006, are as follows:

Years Ending December 31,	Facility-Related Party	Office Equipment	Total
2007	$230,256	$11,949	$242,205
2008	95,940	3,299	99,239
Total	$326,196	$15,248	$341,444

Litigation

The Company is involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the resolution of any pending matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Indemnifications

The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of December 31, 2006 and 2005.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers’ insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Currently, the Company has no liabilities recorded for these agreements as of December 31, 2006 and 2005.

Warranties

The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2006 and 2005. The Company assesses the need for a warranty reserve on a quarterly basis. There can be no guarantee that a warranty reserve will not become necessary in the future.

Employment Contracts

The Company has employment agreements with its Chief Executive Officer and four other employees (collectively “Agreements”). Each of the Agreements was entered into for an initial term that has since expired and all are now automatically renewed annually on various anniversary dates. Under the terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from one to two years of the respective employee’s base salary, depending on the date of termination, if the employee is terminated by the Company without cause.

Change in Control Plan

The Compensation Committee of the Board, the sponsor of the Company’s 2005 Change in Control Protection Plan (the “Change in Control Plan”), has designated certain of its executive officers as participants in the Change in Control Plan. The Change in Control Plan generally provides that if a participant’s employment is terminated without cause or if the participant resigns for good reason during a two-year period following a change in control, as defined in the Change in Control Plan, the participant will be entitled to receive a severance payment. Under the Change in Control Plan, the size of the severance payment that would be due to a participant upon the occurrence of a covered termination ranges from to one to two times the participant’s average taxable income during the five years preceding the change in control, depending on the participant’s position with the Company. The Change in Control Plan also provides that the Company will pay a participant’s COBRA premiums for a period of 18 months following a covered termination.

6.                 Income Taxes

The components of income (loss) from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2006	2005	2004
United States	$3,934,335	$2,458,543	$(235,030)

The provision for income taxes on continuing operations consists of the following:

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$(42,970)	$51,833	$23,356
State	—	17,127	7,873
Foreign	905,148	726,959	489,498
Total	862,178	795,919	520,727
Deferred:
Federal	768,341	(578,005)	106,117
State	52,673	143,881	46,699
Foreign	6,025	—	—
Change in valuation allowance, net	(821,014)	434,124	(150,415)
Total	6,025	—	2,401
Total income tax provision	$868,203	$795,919	$523,128

The reconciliation of the income tax expense computed at U.S. federal statutory rates to the provision for income taxes is as follows:

	Years Ended December 31,
	2006	2005	2004
Tax at U.S. federal statutory rates	$1,377,017	$835,905	$(79,910)
State income taxes, net of federal benefit	226,067	143,333	(13,702)
Nondeductible expenses	13,137	107,320	—
Change in valuation allowance, net	821,014	434,126	(150,415)
Research and development credit	(220,712)	(125,000)	—
Change in beginning deferred balance	—	(493,612)	—
Foreign tax rate differential and other	(1,348,320)	(106,153)	767,155
Total income tax expense	$868,203	$795,919	$523,128

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Depreciation and amortization	$621,615	$1,104,178
Accruals	233,815	789,341
Investment in LLC	—	955,849
Net operating loss carryforwards	4,233,982	7,178,133
Tax credit carryforwards	3,301,629	2,238,883
Capital loss carryforwards	6,460,261	—
Other	625,047	(217,129)
Valuation allowance	(15,089,937)	(11,668,869)
Total net deferred tax assets	$386,412	$380,386

The Company has deferred tax liabilities that are immaterial. The Company has federal and state net operating loss carryforwards at December 31, 2006 of approximately $17,621,730 and $7,992,523, respectively. These net operating loss carryforwards began to expire in 2003 and will continue to expire through 2026. In addition, the Company has federal tax credit carryforwards of approximately $2,865,936 at December 31, 2006, which will begin to expire in 2010. The Company also has federal and state capital loss carryforwards at December 31, 2006 of $16,219,585, which begin to expire in 2011.

As of December 31, 2006, a valuation allowance of $15,089,937 has been provided based on the Company’s assessment of the future realizability of certain deferred tax assets. The valuation allowance on deferred tax assets relates to future deductible temporary differences, capital loss carryforwards, foreign credit carryforwards, research and development credit carryforwards, and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences. As a result of SFAS No. 123R, the Company’s deferred tax assets at December 31, 2006 do not include approximately $2.4 million of excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryovers. Equity will be increased by approximately $2.4 million if and when such excess tax benefits are ultimately realized.

The use of loss carryforwards and tax credit carry forwards may become limited in the event of an ownership change as defined under Internal Revenue Code section 382.

7.                 Stockholders’ Equity and Stock Based Compensation

Stock Repurchases

On June 30, 2004, the Board authorized the repurchase of up to $3,000,000 of its outstanding common stock for a period from July 1, 2004 to December 31, 2004 (the “2004 Repurchase Program”). The Company repurchased 216,575 shares at a cost of $1,225,254 under the 2004 Repurchase Program.

On March 25, 2005, the Board authorized the repurchase of up to $3,000,000 of the Company’s common stock for a period from April 17, 2005 to March 31, 2006 (the “2005 Repurchase Program”). All shares repurchased under the 2004 and 2005 Repurchase Program are reflected as treasury stock in the accompanying consolidated balance sheets. The Company repurchased 232,223 shares at a cost of $1,059,590 under the 2005 Repurchase Program. There was no activity under the 2005 Repurchase Program during 2006, and the program expired on March 31, 2006.

On September 29, 2006, the Company repurchased from the Management Buyers of Valence 357,625 shares of SRS common stock, which were obtained by the Management Buyers through the exercise of vested employee stock options, for an aggregate repurchase price of $2,114,586. Such shares were immediately canceled and are therefore not outstanding as of December 31, 2006. The repurchase price per share paid for such shares was equal to the average closing price of SRS common stock for the seven trading days ending three days prior to the closing date of the sale of Valence. See Note 11.

Stock Award/Option Plans/Warrants

In July 1996, the Board adopted and the Company’s stockholders approved the 1996 Long-Term Incentive Plan (as amended and restated, the “1996 Plan”), for which 1,000,000 shares of the Company’s common stock were reserved for issuance to officers, employees and consultants of the Company. If any award granted under the 1996 Plan expires, terminates or is forfeited before the exercise thereof or the payment in full thereof, the shares covered by the unexercised or unpaid portion will become available for new grants under the 1996 Plan. In June 1997, the Board and the Company’s stockholders approved the amendment and restatement of the 1996 Plan, including to increase the number of shares reserved for issuance under the plan by 1,000,000. In June 1998, the Board and the Company’s stockholders approved an amendment to the 1996 Plan to increase the number of shares reserved for issuance under the plan by 2,500,000. Also in June 1998, in a separate amendment, the Board and the Company’s stockholders approved an amendment to allow all directors of the Company and any subsidiary of the Company to participate in the 1996 Plan. In June 2000, the Board adopted and the Company’s stockholders approved an amendment to the 1996 Plan to increase the number of shares reserved for issuance under the plan by 2,500,000. In June 2003, the Board and the Company’s stockholders approved an amendment to the 1996 Plan to increase the number of shares reserved for issuance under the plan by 1,500,000. The Compensation Committee or, in the absence of a Compensation Committee, the Board, as a whole, has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2006, options to purchase 2,105,088 shares of the Company’s common stock were outstanding under the 1996 Plan. There are no options available for grant under the 1996 Plan as of December 31, 2006.

In July 1996, the Board adopted and the Company’s stockholders approved the 1996 Non-employee Directors Stock Option Plan (the “Non-employee Directors Plan”), a non-discretionary formula plan for which 120,000 shares of the Company’s common stock were reserved for issuance to the Company’s non-employee directors. A committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan administers the Non-employee Directors Plan. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three-year period, the first installment vesting on the date of grant. In June 1999, the Company’s stockholders approved the Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Amended Non-employee Directors Plan”). Among the changes set forth in the Amended Non-employee Directors Plan was to increase by 130,000 the number of shares of common stock that may be issued under the plan. In June 2001, the Board adopted and the Company’s stockholders approved an amendment to the Amended Non-employee Directors Plan to increase the number of shares reserved for issuance under the plan by 250,000. As of December 31, 2006, options to purchase 130,000 shares of common stock were outstanding under the Amended Non-employee Directors

Plan. There are 340,000 options available for grant under the Non-employee Directors Plan as of December 31, 2006.

On June 22, 2006, the Board adopted and the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”), for which 1,500,000 shares of the Company’s common stock has been reserved for issuance under the plan provided that the Company shall not make additional awards under the 1996 Plan. Either the Board or a committee appointed by the Board (the “Committee”) will administer the 2006 Plan. The Compensation Committee is currently acting as the Committee for purposes of the 2006 Plan. Under the 2006 Plan, the Committee may grant options that are intended to qualify as incentive stock options. Additionally, the Committee may also grant share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, and performance awards. The vesting period is dependent on the type of award granted. As of December 31, 2006, options to purchase 125,000 shares of common stock were outstanding under the 2006 Plan. There are 1,375,000 options available for grant under the 2006 Plan as of December 31, 2006.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R. This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in APB 25, which generally resulted in an immaterial amount of compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. The pro forma impact from recognition of the estimated fair value of stock options granted to employees has been previously disclosed in the Company’s footnotes as required under previous accounting rules.

Effective for the first quarter of fiscal 2006, the Company adopted SFAS 123R using the modified prospective application method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.

The fair value concepts were not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company is continuing to use both the Black-Scholes-Merton (“BSM”) option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, the Company was not required to estimate forfeitures in its expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS No. 123R requires an estimate of forfeitures and upon adoption the Company changed its methodology to include an estimate of forfeitures. The adoption of SFAS No. 123R had no effect on cash flows from financing activities.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to periods prior to the Company’s actual date of adoption to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using a BSM option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period:

	Years Ended December 31,
	2005	2004
Net (loss) income (attributable to common stockholder)—as reported	$(1,424,385)	$1,578,521
Add: stock based employee compensation expense included in reported net (loss) income, net of 40% tax effect	33,481	55,550
Less : fair value of stock-based employee compensation expense	(1,136,471)	(1,594,917)
Net (loss) income (attributable to common stockholder)—pro forma	$(2,527,375)	$39,154
Net (loss) income per share:
Basic, as reported	$(0.10)	$0.11
Basic, pro forma	$(0.18)	$0.00
Diluted, as reported	$(0.10)	$0.10
Diluted, pro forma	$(0.18)	$0.00

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 10 years and vest and become exercisable over a four-year service period.

The fair value of each share-based award is estimated on the grant date using the BSM option-pricing formula. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the SEC’s Staff Accounting Bulletin 107, Implementation of FASB 123R. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2006	2005	2004
Expected term (in years)	6.25	6.25	6.25
Expected volatility	57%	58%	75%
Risk-free interest rate	4.9%	4.1%	3.5%
Dividend yield	0.00%	0.00%	0.00%

Total compensation cost recognized in fiscal 2006 is as follows:

Continuing Operations:
Sales and marketing	$515,762
Research and development	331,480
General and administrative	512,525
Total compensation cost recognized in continuing operations	$1,359,767
Total compensation cost recognized in discontinued operations	$101,143
Total compensation cost recognized	$1,460,910

The remaining unrecognized compensation cost is $2,379,333 and the weighted average period over which the expense will be recognized is 2.65 years.

The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Weighted-average fair value at date of grant	$3.50	$3.25	$4.56
Intrinsic value of options exercised	$6,267,399	$575,008	$4,180,498

A summary of option activity under the stock option plans and changes during the year ended December 31, 2006 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2004	5,457,835	$3.99
Granted	1,199,000	6.34
Cancelled/Forfeited	(946,160)	5.23
Exercised	(989,134)	3.75
Outstanding, December 31, 2004	4,721,541	4.38
Granted	588,775	5.37
Cancelled/Forfeited	(583,788)	5.62
Exercised	(282,274)	3.51
Outstanding, December 31, 2005	4,444,254	4.41
Granted	500,900	5.81
Cancelled/Forfeited	(620,095)	5.27
Exercised	(1,964,971)	3.90
Outstanding, December 31, 2006	2,360,088	$4.91	6.1	$15,471,848
Options exercisable, December 31, 2006	1,538,920	$4.46	4.8	$9,951,755

The following table summarizes information concerning currently outstanding and exercisable options and warrants at December 31, 2006:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Exercisable As of 12/31/2006	Weighted Average Exercise Price
$ 1.91 - $ 3.80	742,073	4.3	$2.93	740,198	$2.93
$ 3.81 - $ 5.70	661,815	6.0	4.88	442,222	4.79
$ 5.71 - $ 7.60	898,700	7.9	6.04	299,000	6.13
$ 7.61 - $ 9.50	17,500	3.2	8.68	17,500	8.68
$ 9.51 - $11.40	20,000	3.4	10.56	20,000	10.56
$17.10 - $19.00	20,000	3.2	19.00	20,000	19.00
	2,360,088	6.1	$4.91	1,538,920	$4.46

The total shares subject to options exercisable as of December 31, 2006, 2005 and 2004 were 1,538,920, 3,248,290 and 2,940,631, respectively, with weighted average exercise prices of $4.46, $4.16 and $4.20, respectively.

8.                 Segment Information

The Company previously operated in two business segments—semiconductors and licensing. However, as a result of selling the semiconductor business, the Company now has continuing operations in only one business segment, licensing. The Company’s revenue from continuing operations is solely derived from licensing related revenue.

The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. For licensing-related revenue, the allocation is based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South America.

	Years Ended December 31,
	2006	%	2005	%	2004	%
Geographic Area Revenue:
Japan	$8,115,378	44%	$5,564,809	38%	$4,906,343	45%
Korea	5,652,550	30%	3,980,660	27%	1,456,063	14%
Greater China	3,165,572	17%	2,763,646	19%	1,625,564	15%
Americas	1,534,421	8%	2,024,269	14%	2,318,359	21%
Europe	79,608	1%	275,094	2%	525,375	5%
Total	$18,547,529	100%	$14,608,478	100%	$10,831,704	100%

9.                 Related-Party Transactions

The Company leases its corporate office and storage facilities located in Santa Ana, California under a lease agreement with a partnership that is affiliated with a stockholder, officer and director of the Company. The lease has a term of three years, and expires on May 31, 2008. We paid the partnership rent of $230,256, $222,066 and $210,600 during 2006, 2005 and 2004, respectively. See Note 5.

10.          Employee Benefit Plan

The Company’s employees based in the United States may participate in a salary deferral plan (the “401(k) Plan”) in which eligible employees can contribute up to 75% of their eligible compensation. The Company also may contribute on a discretionary basis. The Company’s matching contribution vests ratably over a four year period. During the years ended December 31, 2006, 2005, and 2004, the Company contributed approximately $114,372, $93,700 and $99,800, respectively, to the 401(k) Plan.

11.          Discontinued Operations

Valence:   Through its former subsidiary, ValenceTech Limited, the Company operated a fabless semiconductor business which developed, designed and marketed standard and custom analog ICs, digital signal processors, and mixed signal integrated circuits primarily to OEMs and ODMs, in the Asia Pacific region.

On February 23, 2006, the Board of Directors approved a plan to sell Valence in order to focus management’s attention and the Company’s financial resources on its licensing business. On July 14, 2006, the Company entered into a definitive Sale and Purchase Agreement to sell Valence to Noblehigh Enterprises Inc. Noblehigh is owned by Willas Array Electronics (Holding) Limited as well as certain members of management of Valence. The sale transaction was completed on September 29, 2006 and, accordingly, the results of the operations of Valence and its cash flows through the date of sale are reported as discontinued operations in all periods presented. The transaction did not require approval by SRS’s stockholders.

The sale to Noblehigh was effected through two simultaneous transactions: (1) the repurchase by Valence of approximately 74% of the outstanding shares of Valence from SRS using its existing cash and (2) the purchase by Noblehigh of the remaining outstanding shares of Valence from SRS for $4.3 million. The sale resulted in a gain on the disposal, which is reflected in the accompanying consolidated financial statement of operations for 2006, calculated as follows:

Cash proceeds from sale	$4,300,000
Less : Transaction costs	(924,450)
Net proceeds	3,375,550
Net assets sold	(3,137,925)
Gain on sale of Valence	$237,625

Additionally, the Company repurchased from the Management Buyers 357,625 shares of SRS common stock, which were obtained by the Management Buyers through the exercise of vested employee stock options, for an aggregate repurchase price of $2,114,586. Such shares were immediately canceled and are therefore not outstanding as of December 31, 2006. The repurchase price per share paid for such shares was equal to the average closing price of SRS common stock for the seven trading days ending three days prior to the closing date of the sale of Valence.

CHS/SRS LLC:   In September 2004, the Company entered into a strategic alliance with Coming Home Studios LLC, to use and promote SRS Labs’ technologies, to promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, the Company and CHS established a joint venture, CHS/SRS, LLC (the “Joint Venture”), to produce and distribute nine concert videos featuring SRS Labs’ Circle Surround technology. Initially, CHS was the manager of the Joint Venture; however, the Company became the manager of the Joint Venture in July 2005. As a result of becoming the manager of, and providing financial support to, the Joint Venture, the Company was required under Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, to consolidate the financial statements of the Joint Venture into its consolidated financial statements commencing with the third quarter of fiscal 2005. Previously, the Company accounted for its 50% equity ownership in the Joint Venture as an investment using the equity method.

The Company recorded an asset impairment charge of $3.3 million related to its investment in the Joint Venture in the fourth quarter of fiscal 2005 based on management’s estimate of the recoverability of the related assets. On February 23, 2006, the Board authorized management to divest its entire equity interest in the Joint Venture. The transaction did not require approval by SRS stockholders. As a result of its decision to sell its interest in the Joint Venture, the Company has accounted for the Joint Venture as a discontinued operation in the consolidated financial statements for all periods presented. On June 30, 2006, the Company completed the sale of its interest in the Joint Venture to CHS in exchange for $200,000, the rights to all cash assets of the Joint Venture, and a promissory note in the amount of $175,000. The Company recorded a gain on disposal of its interest in the Joint Venture of $387,021 in the Company’s accompanying consolidated statement of operations for the year ended December 31, 2006.  Any amounts related to the promissory note and accrued interest thereon will be recorded at the time the cash is received by SRS.

Income from discontinued operations consists of direct revenues and direct expenses of Valence and the Joint Venture. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying consolidated statements of operation is as follows:

	Years Ended December 31,
	2006	2005	2004
Valence:
Revenues.	$7,682,931	$8,432,449	$10,770,684
Cost of sales	3,562,750	3,411,649	3,725,062
Gross margin	4,120,181	5,020,800	7,045,622
Total operating expenses	3,193,519	5,056,831	4,454,013
Income (loss) from operations	926,662	(36,031)	2,591,609
Other income (expense), net	31,669	(3,302)	—
Income (loss) before income tax expense	958,331	(39,333)	2,591,609
Income tax expense (benefit)	33,632	(175,026)	287,288
Net income from Valence	924,699	135,693	2,304,321
Net income (loss) from Joint Venture	92,380	(3,222,702)	32,358
Net income (loss) from discontinued operations, net of taxes	1,017,079	(3,087,009)	2,336,679
Gain on disposal of discontinued operations	624,646	—	—
Total income (loss) from discontinued operations	$1,641,725	$(3,087,009)	$2,336,679

A summary of the assets and liabilities related to the discontinued operations of Valence and the Joint Venture classified as held for sale in the accompanying 2005 consolidated balance sheet:

Current assets held for sale:
Accounts receivable, net	$902,771
Inventories, net	534,226
Prepaid expenses and other current assets	422,130
Total	$1,859,127
Long term assets held for sale:
Furniture, fixtures and equipment, net	$1,060,631
Goodwill, net	533,031
Intangibles, net	471,461
Total	$2,065,123
Liabilities related to assets held for sale:
Accounts payable	$855,559
Accrued liabilities	1,315,142
Total	$2,170,701

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
For the year ended December 31, 2006:
Allowance for doubtful accounts	$38,011	$19,594	$18,349	$39,256
For the year ended December 31, 2005:
Allowance for doubtful accounts	$—	$38,011	$—	$38,011
For the year ended December 31, 2004:
Allowance for doubtful accounts	$—	$113,174	$(113,174)	$—

EXHIBIT INDEX

Exhibit Number	Description
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

10.5	Form of Indemnification Agreement, previously filed with the SEC as Exhibit 10.20 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.
10.6

Non-employee Director Compensation Policy adopted by the Company’s Board of Directors on January 28, 2005, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2005, which is incorporated herein by reference.

10.7

Form of Non-Employee Director Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Non-Employee Directors’ Stock Option Plan (Initial Appointment), previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K file with the SEC on February 3, 2005, which is incorporated herein by reference.

10.8

Form of Non-Employee Director Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Non-Employee Directors’ Stock Option Plan (Re-Election), previously filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K file with the SEC on February 3, 2005, which is incorporated herein by reference.

10.9

Form of Non-Employee Director Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, previously filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K file with the SEC on February 3, 2005, which is incorporated herein by reference.

10.10

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

10.11

SRS Labs, Inc. 2005 Change in Control Protection Plan approved April 27, 2005, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.12

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

10.13

SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, as amended, approved April 27, 2005, previously filed with the SEC as Exhibit 10.5 to the Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.14

Employment Letter Agreement dated June 24, 2005 by and between the Company and Michael Franzi, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005, which is incorporated herein by reference.

10.15

Stock Option Agreement dated August 17, 2005 by and between the Company and Michael Franzi, previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005, which is incorporated herein by reference.

10.16

Employment Letter Agreement dated December 21, 2005 by and between the Company and Ulrich E. Gottschling, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005, which is incorporated herein by reference.

10.17

Participation Agreement for Ulrich E. Gottschling under the SRS Labs, Inc. 2005 Change in Control Protection Plan, dated January 12, 2006, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.18

Participation Agreement for Michael Franzi under the SRS Labs, Inc. 2005 Change in Control Protection Plan, dated January 12, 2005, previously filed with the SEC as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.19

Nonqualified Stock Option Agreement by and between the Company and Ulrich E. Gottschling, dated January 12, 2006, previously filed with the SEC as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.20

Nonqualified Stock Option Agreement by and between the Company and Sarah Yang, dated January 12, 2006, previously filed with the SEC as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.21

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. 1996 Amended and Restated Long-Term Incentive Plan, as Amended, previously filed with the SEC as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.22

SRS Labs, Inc. 2006 Profit Sharing and Bonus Plan approved on April 12, 2006, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2006, which is incorporated herein by reference.

10.23

Salary adjustment for Lionel Cheung, President of Valence Tech, Limited, and President of its wholly-owned subsidiary Valence Technology Limited, as approved on April 25, 2006, previously filed with the SEC on the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2006, which is incorporated herein by reference.

10.24

SRS Labs, Inc. 2006 Stock Incentive Plan, as approved by the Company’s shareholders on June 22, 2006, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2006, which is incorporated herein by reference.

10.25

Salary adjustment and discretionary merit bonus for Ulrich E. Gottschling, Chief Financial Officer of the Company, as approved on November 1, 2006, previously filed with the SEC on the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006, which is incorporated herein by reference.

10.26

SRS Labs, Inc. 2007 Profit Sharing and Bonus Plan approved on December 12, 2006, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2006, which is incorporated herein by reference.

10.27

Salary adjustment for Alan Kraemer, Executive Vice President, Chief Technology Officer, Sarah Yang, Vice President, Software Engineering and Michael Franzi, Vice President, Sales Licensing, as approved on February 8, 2007, previously filed with the SEC on the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2007, which is incorporated herein by reference.

Other Material Contracts
10.28

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

10.29

Industrial Real Estate Lease dated May 30, 1997, between the Company and Daimler Commerce Partners, L.P., previously filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Form 10-QSB for the quarterly period ended June 30, 1997, filed with the SEC on August 13, 1997, which is incorporated herein by reference.

10.30

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

10.31

Transition Agreement and General Release between the Company and Janet Biski, dated March 31, 2006, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2006, which is incorporated herein by reference.

10.32

The Company’s Patent Reward Program previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2006, which is incorporated herein by reference.

10.33

Promissory Note dated June 30, 2006 between the Company and Coming Home Studios, LLC, as previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.34

Security Agreement dated June 30, 2006 between the Company and Coming Home Studios, LLC, as previously filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.35

Assignment Agreement dated June 30, 2006 between the Company and Coming Home Studios, LLC, as previously filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.36

First Amendment to the Strategic Alliance Agreement dated June 30, 2006 between the Company and Coming Home Studios, LLC, as previously filed with the SEC as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2006, which is incorporated herein by reference.

10.37

Separation Agreement and General Release between the Company and David Frerichs dated July 12, 2006, as previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2006, which is incorporated herein by reference.

10.38

Sale and Purchase Agreement Relating to Ordinary Shares in the Issued Share Capital of Valence Tech Ltd dated July 14, 2006 between the Company and Noblehigh Enterprises, Inc. and Willas-Array Electronics (Holdings) Ltd., as previously filed with the SEC as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2006, which is incorporated herein by reference.

10.39

Deed of Indemnity between the Company and Noblehigh Enterprises, Inc., as previously filed with the SEC as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2006, which is incorporated herein by reference.

21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, dated March 21, 2007.
23.2	Consent of Independent Registered Public Accounting Firm, BDO Seidman LLP, dated March 21, 2007
31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.