Form 10-Q
period 2007-03-31
SRS LABS INC
filed 2007-05-03
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 25, 2007, 16,825,840 of the issuer’s common stock, par value $.001 per share, were outstanding; of this amount, 674,098 shares of the common stock were held as treasury shares.

SRS LABS, INC.

Form 10-Q

For the Three Months Ended March 31, 2007

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc., its wholly-owned subsidiary SRSWOWcast.com, Inc. and, for the applicable periods, its former subsidiary ValenceTech Limited (collectively with its direct and indirect wholly-owned subsidiaries, “Valence”) and the former joint venture with Coming Home Studios LLC, CHS/SRS LLC.

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this Quarterly Report relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed in our most recently filed Annual Report on Form 10-K and elsewhere in this Form 10-Q, including, but not limited to, the loss of any one significant customer; the acceptance of new SRS Labs products and technologies; the import of competitive products and pricing; the timely development and release of technologies by the Company; general business and economic conditions, especially in Asia; product and customer concentration in our business; our high dependence on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality; the risk of widespread illness; our dependence on growth in emerging markets; the length and unpredictable nature of our sales cycle; our ability to protect our products through patents and other intellectual property rights; our dependence on key personnel; the volatility of the price of our common stock; provisions that could discourage transactions resulting in a change in control contained in our certificate of incorporation and bylaws as well as Delaware law; competition we face from companies with greater brand recognition and resources; pricing pressures on the consumer electronics product manufacturers; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the Securities and Exchange Commission.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$37,113,600	$35,011,425
Accounts receivable, net	913,880	1,180,879
Prepaid expenses and other current assets	625,384	808,940

Total Current Assets	38,652,864	37,001,244

Investments available for sale	5,271,420	5,226,705
Property and equipment, net	367,643	389,667
Intangible assets, net	2,071,245	2,045,139
Deferred income taxes, net	699,472	386,412

Total Assets	$47,062,644	$45,049,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$232,285	$609,899
Accrued liabilities	852,420	1,295,236
Deferred revenue	245,000	399,565

Total Current Liabilities	1,329,705	2,304,700

Commitments and contingencies (Note 7)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 16,800,892 and 16,561,036 shares issued; and 16,126,794 and 15,886,938 shares outstanding at March 31, 2007 and December 31, 2006, respectively	16,802	16,562
Additional paid-in capital	72,105,379	70,574,176
Accumulated other comprehensive loss	(228,580)	(273,295)
Accumulated deficit	(23,157,217)	(24,569,531)
Treasury stock at cost, 674,098 shares at March 31, 2007 and December 31, 2006	(3,003,445)	(3,003,445)

Total Stockholders’ Equity	45,732,939	42,744,467

Total Liabilities and Stockholders’ Equity	$47,062,644	$45,049,167

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$5,072,403	$4,335,668
Cost of sales	38,540	47,812

Gross margin	5,033,863	4,287,856

Operating expenses:
Sales and marketing	1,876,293	1,865,369
Research and development	861,625	654,289
General and administrative	1,377,427	1,637,208

Total operating expenses	4,115,345	4,156,866

Operating income	918,518	130,990
Other income, net	493,796	179,713
Income from continuing operations before income taxes	1,412,314	310,703
Income taxes	—	159,423
Income from continuing operations	1,412,314	151,280

Discontinued operations (Note 8):
Income from discontinued operations before income taxes	—	42,376
Income taxes	—	31,081
Income from discontinued operations	—	11,295
Net income	$1,412,314	$162,575

Income from continuing operations per common share:

Basic	$0.09	$0.01
Diluted	$0.08	$0.01

Income from discontinued operations per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Net income per common share:
Basic	$0.09	$0.01
Diluted	$0.08	$0.01

Weighted average shares used in the per share calculation:
Basic	15,992,704	14,423,611

Diluted	17,081,524	15,843,052

 See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive Income for the Period
	Shares	Amount	Capital	Loss	Deficit	Stock	Total	Ended
BALANCE, December 31, 2006	15,886,938	$16,562	$70,574,176	$(273,295)	$(24,569,531)	$(3,003,445)	$42,744,467
Proceeds from exercise of stock options	239,856	240	1,104,361	—	—	—	1,104,601
Stock based compensation	—	—	426,842	—	—	—	426,842
Unrealized gain on investments available for sale, net of tax	—	—	—	44,715	—	—	44,715	44,715
Net income	—	—	—	—	1,412,314	—	1,412,314	1,412,314

BALANCE, March 31, 2007	16,126,794	$16,802	$72,105,379	$(228,580)	$(23,157,217)	$(3,003,445)	$45,732,939	$1,457,029

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$1,412,314	$162,575
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	184,049	171,548
Provision for doubtful accounts	20,927	—
Deferred taxes	(313,060)	(6,026)
Accretion of discount on investments available for sale	—	(507)
Stock-based compensation expense	426,842	343,380
Loss on disposition of property and equipment	—	1,166
Changes in operating assets and liabilities:
Accounts receivable	246,072	736,677
Prepaid expenses and other current assets	183,556	24,108
Accounts payable	(377,614)	114,231
Accrued liabilities	(442,816)	58,918
Deferred revenue	(154,565)	(128,982)
Net cash used in operating activities of discontinued operations	—	(257,624)

Net cash provided by operating activities	1,185,705	1,219,464

Cash Flows from Investing Activities:
Purchase of property and equipment	(31,410)	(118,753)
Expenditures related to intangible assets	(156,721)	(197,049)
Net cash used in investing activities of discontinued operations	—	(43,810)
Net cash used in investing activities	(188,131)	(359,612)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,104,601	914,830
Net cash provided by financing activities of discontinued operations	—	100,388
Net cash provided by financing activities	1,104,601	1,015,218

Net Increase in cash and cash equivalents	2,102,175	1,875,070
Cash and cash equivalents, Beginning of Period	35,011,425	8,752,339

Cash and cash equivalents, End of Period	$37,113,600	$10,627,409

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$277,041	$153,836
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized gain (loss) on investments, net	$44,715	$(58,282)

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.

On February 23, 2006, the Board of Directors of the Company (the “Board of Directors” or the “Board”) approved a plan to sell Valence in order to focus increased management attention and financial resources on its licensing business.  Additionally, on February 23, 2006, the Board authorized management to take all reasonable steps to divest the Company’s entire equity interest in the CHS/SRS LLC joint venture (the “Joint Venture”), to produce and distribute six concert videos featuring our Circle Surround Technology.  As a result of the Company’s decisions to sell Valence and its entire equity interest in CHS/SRS LLC, the Company has accounted for the semiconductor business segment and CHS/SRS LLC as discontinued operations in the accompanying condensed consolidated financial statements beginning in the first fiscal quarter of 2006.  The Company sold Valence in September 2006 and its entire equity interest in CHS/SRS LLC in June 2006.   See Note 8.

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates. See the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 for an additional discussion of the significant accounting policies and estimates used in the preparation of our financial statements.

2.             Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the consolidated financial statements over the requisite service period. Further, as required under SFAS 123R, we estimate forfeitures for share based awards that are not expected to vest. In the first quarter of fiscal 2007, we recorded stock-based compensation expense of $426,842 under the fair-value provisions of SFAS 123R, compared to $399,738 in the first quarter of fiscal 2006.

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 10 years and vest and become exercisable over a four-year service period.

The fair value of each share-based award is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted is derived using the simplified method as defined in the SEC’s Staff Accounting Bulletin 107, Implementation of FASB 123R. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2007	2006
Expected term (in years)	6.25	6.25
Expected volatility	56%	60%
Risk-free interest rate	4.8%	4.4%
Dividend yield	0.00%	0.00%

Total compensation cost recognized in the quarters ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006
Continuing Operations:
Sales and marketing	$141,800	$162,053
Research and development	101,725	126,987
General and administrative	183,317	54,340
Total compensation cost recognized in continuing operations	$426,842	$343,380

Total compensation cost recognized in discontinued operations	$—	$56,358
Total compensation cost recognized	$426,842	$399,738

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

Capitalized software as of March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007	December 31, 2006
Capitalized software	$767,496	$728,670
Accumulated amortization	(518,546)	(475,034)
Capitalized software, net	$248,950	$253,636

As of March 31, 2007, the weighted average useful life of the Company’s capitalized software is approximately 1.7 years. The following table shows the estimated amortization expense for those assets for the remaining nine months of the current fiscal year end and each of the remaining three succeeding fiscal years.

Years Ending December 31,	Estimated Expense
2007	$131,591
2008	91,997
2009	24,725
2010	637
Total	248,950

4.             Intangible Assets

Intangible assets consist of the following:

	March 31, 2007	December 31, 2006
Patents	$2,833,144	$2,715,250
Accumulated amortization	(1,393,747)	(1,326,836)
Patents, net	1,439,397	1,388,414
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Poly Planar purchased technology for speaker products	120,000	120,000
Capitalized software and hardware for several technologies	697,768	658,942
Total of other intangibles	1,457,839	1,419,013
Accumulated amortization, other intangibles	(825,991)	(762,288)
Other intangibles, net	631,848	656,725
Intangible assets, net	$2,071,245	$2,045,139

Amortization periods range from three to ten years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three Months Ended March 31,
	2007	2006
Patents	$66,911	$57,668
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	16,002	16,001
Capitalized software and hardware for several technologies	47,701	40,690
Total intangible amortization expense	$130,614	$114,359

As of March 31, 2007, the weighted average useful life of the Company’s patents and intangible assets is approximately 6.5 years. The following table shows the estimated amortization expense for those assets for the remaining nine months of the current fiscal year and each of the four succeeding fiscal years and thereafter:

Years Ending December 31,	Estimated Expense
2007	$476,471
2008	$349,939
2009	$259,851
2010	$235,173
2011	$228,605
Thereafter	$521,206
Total	$2,071,245

5.             Investments Available for Sale

The Company has classified its investments as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The following table summarizes the Company’s investment securities available for sale:

	March 31, 2007	December 31, 2006
Cost	$5,500,000	$5,500,000
Unrealized loss	(228,580)	(273,295)
Estimated fair value	$5,271,420	$5,226,705

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	March 31, 2007		December 31, 2006
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
U.S. Government securities available for sale:
Due in one year or less	$—	$—	$—	$—
Due in one to five years	5,500,000	5,271,420	5,500,000	5,226,705
	$5,500,000	$5,271,420	$5,500,000	$5,226,705

6.             Net Income Per Common Share

The Company applies SFAS No. 128, Earnings per Share (“SFAS 128”), which requires the disclosure of basic and diluted net income or loss per share for all current and prior periods. Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income or loss per common share reflects the maximum dilution, based on the average price of the Company’s common stock during each period, and is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised.

Basic and diluted net income per share computed in accordance with SFAS 128 for the three months ended March 31, are as follows:

	For the Three Months Ended March 31,
	2007	2006
BASIC EPS
Income from continuing operations	$1,412,314	$151,280
Income from discontinued operations	—	11,295
Net income	$1,412,314	$162,575
Denominator: weighted average common shares outstanding	15,992,704	14,423,611
Income from continuing operations per share	$0.09	$0.01
Income from discontinued operations per share	$0.00	$0.00
Net income per share	$0.09	$0.01

DILUTED EPS
Income from continuing operations	$1,412,314	$151,280
Income from discontinued operations	—	11,295
Net income	$1,412,314	$162,575
Denominator: weighted average common shares outstanding	15,992,704	14,423,611
Common equivalent shares outstanding:
Options	1,088,820	1,419,441
Total diluted shares	17,081,524	15,843,052
Income from continuing operations per share	$0.08	$0.01
Income from discontinued operations per share	$0.00	$0.00
Net income per share	$0.08	$0.01

There were outstanding options to purchase an aggregate of 392,420 and 715,750  shares of the Company’s common stock for the quarters ended March 31, 2007 and 2006, respectively, that were not included in the table above because they would be anti-dilutive.

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

Additionally, on February 23, 2006, the Board authorized management to take all reasonable steps to divest the Company’s entire equity interest in the Joint Venture.  On June 30, 2006, we completed the sale of our interest in the Joint Venture to Coming Home Studios LLC in exchange for $200,000, the rights to all cash assets of the Joint Venture, and a promissory note in the amount of $175,000.  The sale of our interest in the Joint Venture resulted in a gain on the sale of $387,021. As of March 31, 2007, the outstanding principal balance due on the note was $161,159 plus accrued interest.   Any amounts related to the promissory note and accrued interest thereon will be recorded at the time the cash is received by us.

As a result of our decision to sell Valence and our entire equity interest in the Joint Venture in February 2006, we accounted for the semiconductor business segment and the Joint Venture as discontinued operations beginning in the first fiscal quarter of 2006.

Income from discontinued operations for the three months ended March 31, 2006 consisted of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations.  A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operation is as follows:

For the three months ended
March 31, 2006
Valence:
Revenues	$2,141,708
Cost of sales	1,068,484
Gross margin	1,073,224
Total operating expenses	1,129,148
Loss from operations	(55,924)
Other income, net	4,185
Loss before income tax expense	(51,739)
Income tax expense	31,081
Net loss from Valence	(82,820)
Net income from the Joint Venture	94,115
Net income from discontinued operations, net of taxes	$11,295

9.             Segment Information

The Company previously operated in two business segments — semiconductors and licensing.  However, as a result of the Board’s decision on February 23, 2006 to sell the semiconductor business, the Company now has continuing operations in only one business segment, licensing.  Our revenue from continuing operations is solely derived from licensing related revenue.

For the three months ended March 31, 2007, two customers, Samsung and Sony, accounted for approximately 23% and 12%, respectively, of the licensing revenue.  For the same period in the prior year, two customers, Samsung and Sony, accounted for approximately 17% and 13%, respectively, of the licensing revenue. During April 2007, we were informed by Sony it has begun to sell televisions with their own internally created audio enhancement technology.  While the impact of this on our revenues is not yet known, it is anticipated that this may negatively impact our revenues in the future. The following schedule presents the Company’s revenue from continuing operations by geographic area. Licensing-related revenue is allocated based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South Americas.

	Three Months Ended March 31,
	2007	%	2006	%
Geographic Area Revenue:
Japan	$2,364,509	46%	$2,027,781	47%
Korea	1,787,920	35%	1,176,501	27%
Americas	501,885	10%	470,439	11%
China	407,444	8%	604,142	14%
Europe	10,645	1%	56,805	1%

Total	$5,072,403	100%	$4,335,668	100%

10.          Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We adopted FIN 48 on January 1, 2007.  As a result of adoption of FIN 48, we recognized no liability for unrecognized income tax benefits. Additionally, we recognized no interest and penalties related to uncertain tax positions and as of March 31, 2007, we have no accrued interest related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for this Stateme nt is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS 159, effective January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position or consolidated results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

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

Licensing:    Our operations are conducted through SRS Labs, Inc., the parent company, and its wholly-owned subsidiary, SRSWOWcast.com, Inc. Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers, or OEMs, software providers and semiconductor companies, and licensing and marketing hardware and software products for the Internet and professional audio markets.

Discontinued Operations:

Valence:   Through SRS Labs, Inc.’s formerly wholly-owned subsidiary, ValenceTech Limited, we operated a fabless semiconductor business which developed, designed and marketed standard and custom analog integrated circuits, digital signal processors, and mixed signal integrated circuits primarily to OEMs and original design manufacturers, in the Asia Pacific region.

On February 23, 2006, our Board approved a plan to sell Valence in order to focus management’s attention and financial resources on our licensing business. On July 14, 2006, we entered into a definitive Sale and Purchase Agreement to sell Valence to Noblehigh Enterprises Inc. Noblehigh is owned by Willas Array Electronics (Holding) Limited as well as certain members of management of Valence.  The sale transaction was completed on September 29, 2006 and accordingly the results of the operations of Valence are included as discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006.

CHS/SRS LLC:   In September 2004, we entered into a strategic alliance with Coming Home Studios LLC, or CHS,  to use and promote SRS Labs’ technologies, to promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, SRS and CHS established a Joint Venture, CHS/SRS LLC, to produce and distribute nine concert videos featuring our Circle Surround technology. On February 23, 2006, our Board authorized management to take all reasonable steps to divest our entire equity interest in the Joint Venture. On June 30, 2006, we completed the sale of our interest in the Joint Venture to CHS.   Accordingly the results of operations of CHS/SRS LLC are included as discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006.

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

Results of Continuing Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues

Licensing revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  License and royalty agreements generally provide for the license of technologies for a fee based on the number of units distributed by the licensee.  However, we have in the past and may again in the future, enter into a license agreement for a one-time fee. Also included in licensing revenue are revenues generated from the sale of hardware and software applications into the PC and broadcast audio markets.

Licensing revenues were $5,072,403 for the three months ended March 31, 2007, compared to $4,335,668 for the three months ended March 31, 2006, an increase of $736,735 or 17%.  The increase in licensing revenues was primarily attributable to our strong sales in flat panel televisions and monitors in our Home Entertainment market during the holiday season, which grew by $1,112,481 or 62%. As noted earlier in this report, we have been informed by Sony, one of our largest licensees, that it has begun to distribute televisions that include internally developed audio technology, rather than technology licensed from us. While the impact of this on our revenues is not yet known, it is anticipated that this may negatively impact our revenues in the future.  Additionally, we experienced an increase in royalties in the automotive market of $157,341 or 70% and an increase in revenue from our PC market segment of $168,696 or 42% due to increases in software downloads.  During April 2007, we were informed that one of our licensees has elected to eliminate our technology from its personal computers during 2007.  We do not believe that this will impact our revenues for the three months ending June 2007, however, we expect such revenues to decrease in the three months ending September 30, 2007 and December 31, 2007.  Such customer accounted for $284,239 of revenues during the three months ended March 31, 2007.  The following table presents our licensing revenues mix by market:

	Three Months Ended March 31,
	2007	2006
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	66%	55%
Portable Media Devices (Digital Media Player, Headphone)	8%	20%
Personal Telecommunications (Mobile phone, PDA)	8%	11%
PC (Software, Hardware)	11%	9%
Automotive	7%	5%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,876,293 for the three months ended March 31, 2007, compared to $1,865,369 for the same prior year period, an increase of $10,924.  This increase is primarily attributable to an increase in sales consultants in Europe and Taiwan, increases in commissions due to achievement of higher revenue, and increases in quarterly bonuses due to achievement of higher net income, offset by decreased marketing head count and related expenses.   Included in sales and marketing expenses is stock based compensation expense of $141,800 and $162,053 for the three months ended March 31, 2007 and 2006, respectively.  As a percentage of total revenues, sales and marketing expenses decreased from 43% for the quarter ended March 31, 2006 to 37% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $861,625 for the three months ended March 31, 2007, compared to $654,289 for the same prior year period, an increase of $207,336 or 32%.  This increase is attributable to an increase in head count and payroll related costs and an increase in quarterly bonuses due to the achievement of higher net income. Included in research and development expenses is stock based compensation expense of $101,725 and $126,987 for the three months ended March 31, 2007 and 2006, respectively.  As a percentage of total revenues, research and development expenses increased from 15% for the quarter ended March 31, 2006 to 17% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,377,427 for the three months ended March 31, 2007, compared to $1,637,208 for the same prior year period, a decrease of $259,781 or 16%. The decrease is primarily attributable to decreased accounting and legal fees and a decrease in costs associated with the

Company’s separation from its former Chief Financial Officer in the first quarter of 2006, partially offset by an increase in stock based compensation expense of $128,977.  Included in general and administrative expenses is stock based compensation expense of $183,317 and $54,340 for the three months ended March 31, 2007 and 2006, respectively.  As a percentage of total revenues, G&A expenses decreased from 38% for the quarter ended March 31, 2006, to 27% for the same period this year.

Other Income, Net

Other income, net consists primarily of interest income and foreign currency transaction gains and losses. Other income, net was $493,796 for the three months ended March 31, 2007, compared to $179,713 for the same prior year period, an increase of $314,083 or 175%. This increase is primarily attributable to higher interest rates earned on larger cash balances invested.

Provision for Income Taxes

The income tax expense for the three months ended March 31, 2007 was $0, compared to a tax expense of $159,423 for the same prior year period.  The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our current quarter tax provision and our valuation allowance on its deferred tax assets by $313,060 based on our assessment of the future relizability of certain deferred tax assets.

Discontinued Operations

As a result of our February 2006 decisions to sell Valence and our entire equity interest in CHS/SRS LLC, we have accounted for the semiconductor business segment and CHS/SRS LLC as discontinued operations in the accompanying condensed consolidated financial statements beginning in the first fiscal quarter of 2006.  The Company sold Valence in September 2006 and its entire equity interest in CHS/SRS LLC in June 2006.

Income from discontinued operations consists of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations.  A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operation for the three months ended March 31, 2006 is as follows:

For the three months ended March 31,
2006
Semiconductors:
Revenues	$2,141,708
Cost of sales	1,068,484
Gross margin	1,073,224
Total operating expenses	1,129,148
Loss from operations	(55,924)
Other income (expense), net	4,185
Loss before income tax expense	(51,739)
Income tax expense	31,081
Net loss from semiconductors	(82,820)
Net income from CHS/SRS LLC	94,115
Total income from discontinued operations	$11,295

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at March 31, 2006 consisted of cash, cash equivalents and long-term investments of $42,385,020. At March 31, 2006, we had cash and cash equivalents of $37,113,600 and long-term investments of $5,271,420. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA.

Net cash provided by operating activities was $1,185,705 and $1,219,464 during the three months ended March 31, 2007 and March 31, 2006, respectively. The decrease in our operating cash flows is primarily the result of a decrease in our accounts receivable of $246,072 and $736,677 during the three months ended March 31, 2007 and 2006, respectively, due to timing of billing and cash receipts.  Accounts payable and accrued liabilities decreased $377,614 and $442,816, respectively, during the three months ended March 31, 2007.  In contrast, accounts payable and accrued liabilities increased $114,231 and $58,918, respectively, during the three months ended March 31, 2006.  The changes in liability accounts generally relate to the decrease in 2007 professional fees and the timing of payments to vendors and employees. Offsetting the decreases, we did not have any cash outflow related to discontinued operations during the three months ended March 31, 2007, as the discontinued operations were sold in the second and third fiscal quarters of 2006.

Our net cash used in investing activities from continuing operations was $188,131and $359,612 during the three months ended March 31, 2007 and March 31, 2006, respectively. The decrease in net cash used by investing activities was attributable primarily to a $40,328 decrease in cash used in expenditures related to patents and intangible assets and an $87,343 decrease in purchases of furniture, fixtures and equipment.

Our net cash provided by financing activities from continuing operations was $1,104,601 and $1,015,218 during the three months ended March 31, 2007 and March 31, 2006, respectively. The increase in net cash provided by financing activities was attributable to an increase in stock option exercises.

We expect expenditures related to patents and intangible assets to increase in the future consistent with the growth in our licensing business, as we continue to invest in the development of new technologies.

Based on current plans and business conditions, we expect that our cash, cash equivalents and investments together with any amounts generated from operations will be sufficient to meet our cash requirements for the next twelve months. However, there can be no assurance that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Please refer to Item 1A, “Risk Factors” in our annual report on Form 10-K for fiscal year 2006 for information concerning these and other uncertainties that could negatively impact us.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in Internal Controls.   There have been no changes in our internal controls over financial reporting that occurred during our first quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

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

SRS LABS, INC., a Delaware corporation

Date: May 3, 2007	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2007	By:	/S/ ULRICH GOTTSCHLING
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