Form 10-Q
period 2007-06-30
SRS LABS INC
filed 2007-08-06
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 20, 2007, 16,941,610 of the issuer’s common stock, par value $.001 per share, were outstanding; of this amount, 674,098 shares of the common stock were held as treasury shares.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2007

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

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this Quarterly Report relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed in our most recently filed Annual Report on Form 10-K and elsewhere in this Quarterly Report, including, but not limited to, the loss of any one significant customer; the acceptance of new SRS Labs products and technologies; the import of competitive products and pricing; the timely development and release of technologies by the Company; general business and economic conditions, especially in Asia; product and customer concentration in our business; our high dependence on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality; the risk of widespread illness; our dependence on growth in emerging markets; the length and unpredictable nature of our sales cycle; our ability to protect our products through patents and other intellectual property rights; our dependence on key personnel; the volatility of the price of our common stock; provisions that could discourage transactions resulting in a change in control contained in our certificate of incorporation and bylaws as well as Delaware law; competition we face from companies with greater brand recognition and resources; pricing pressures on the consumer electronics product manufacturers; adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and other factors identified from time to time in our filings with the Securities and Exchange Commission.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$38,616,425	$35,011,425
Accounts receivable, net	1,571,063	1,180,879
Prepaid expenses and other current assets	576,033	808,940

Total Current Assets	40,763,521	37,001,244

Investments available for sale	5,230,170	5,226,705
Property and equipment, net	352,069	389,667
Intangible assets, net	2,226,092	2,045,139
Deferred income taxes, net	958,327	386,412

Total Assets	$49,530,179	$45,049,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$371,613	$609,899
Accrued liabilities	936,102	1,295,236
Deferred revenue	106,852	399,565

Total Current Liabilities	1,414,567	2,304,700

Commitments and contingencies (Note 6)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 16,941,610 and 16,561,036 shares issued; and 16,267,512 and 15,886,938 shares outstanding at June 30, 2007 and December 31, 2006, respectively	16,943	16,562
Additional paid-in capital	73,240,360	70,574,176
Accumulated other comprehensive loss	(269,830)	(273,295)
Accumulated deficit	(21,868,416)	(24,569,531)
Treasury stock at cost, 674,098 shares at June 30, 2007 and December 31, 2006	(3,003,445)	(3,003,445)

Total Stockholders’ Equity	48,115,612	42,744,467

Total Liabilities and Stockholders’ Equity	$49,530,179	$45,049,167

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$4,694,852	$4,259,839	$9,767,255	$8,595,507
Cost of sales	40,522	35,293	79,062	83,105

Gross margin	4,654,330	4,224,546	9,688,193	8,512,402

Operating expenses:
Sales and marketing	1,767,717	1,885,416	3,644,010	3,750,785
Research and development	814,595	631,739	1,676,220	1,286,028
General and administrative	1,292,181	1,357,789	2,669,608	2,994,997

Total operating expenses	3,874,493	3,874,944	7,989,838	8,031,810

Operating income	779,837	349,602	1,698,355	480,592
Interest income	508,964	224,005	1,002,760	403,718
Income from continuing operations before income taxes	1,288,801	573,607	2,701,115	884,310
Income taxes	—	167,745	—	327,168
Income from continuing operations	1,288,801	405,862	2,701,115	557,142

Discontinued operations (Note 7):
Income from discontinued operations, net of income taxes	—	152,261	—	163,556
Gain on disposal	—	371,295	—	371,295
Income from discontinued operations	—	523,556	—	534,851
Net income	$1,288,801	$929,418	$2,701,115	$1,091,993

Income from continuing operations per common share:
Basic	$0.08	$0.03	$0.17	$0.04
Diluted	$0.08	$0.02	$0.16	$0.03

Income from discontinued operations per common share:
Basic	$0.00	$0.04	$0.00	$0.04
Diluted	$0.00	$0.03	$0.00	$0.03

Net income per common share:
Basic	$0.08	$0.06	$0.17	$0.08
Diluted	$0.08	$0.06	$0.16	$0.07

Weighted average shares used in the calculation of net income per common share:
Basic	16,202,909	14,622,210	16,106,312	14,523,459
Diluted	16,652,184	16,334,105	16,448,156	16,206,277

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive Income for the Period
	Shares	Amount	Capital	Loss	Deficit	Stock	Total	Ended
BALANCE, December 31, 2006	15,886,938	$16,562	$70,574,176	$(273,295)	$(24,569,531)	$(3,003,445)	$42,744,467
Proceeds from exercise of stock options	380,574	381	1,815,174	—	—	—	1,815,555
Stock based compensation	—	—	851,010	—	—	—	851,010
Unrealized gain on investments available for sale, net of tax	—	—	—	3,465	—	—	3,465	3,465
Net income	—	—	—	—	2,701,115	—	2,701,115	2,701,115

BALANCE, June 30, 2007	16,267,512	$16,943	$73,240,360	$(269,830)	$(21,868,416)	$(3,003,445)	$48,115,612	$2,704,580

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$2,701,115	$1,091,993
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	371,319	355,866
Provision for doubtful accounts	68,234	(7,532)
Deferred taxes	(571,915)	(6,026)
Accretion of discount on investments available for sale	—	(1,059)
Stock-based compensation expense	851,010	687,400
Loss on disposition of property and equipment	—	1,582
Changes in operating assets and liabilities:
Accounts receivable	(458,418)	440,715
Prepaid expenses and other current assets	232,907	91,171
Accounts payable	(238,286)	157,094
Accrued liabilities	(359,134)	51,058
Deferred revenue	(292,713)	(427,382)
Net cash used in operating activities of discontinued operations	—	(663,149)
Net cash provided by operating activities	2,304,119	1,771,731

Cash Flows from Investing Activities:
Purchase of property and equipment	(70,225)	(183,330)
Expenditures related to intangible assets	(444,449)	(327,806)
Net cash used in investing activities of discontinued operations	—	(159,913)
Net cash used in investing activities	(514,674)	(671,049)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,815,555	2,218,930
Net cash provided by financing activities	1,815,555	2,218,930

Net Increase in Cash and Cash Equivalents	3,605,000	3,319,612
Cash and Cash Equivalents, Beginning of Period	35,011,425	8,752,339
Cash and Cash Equivalents, End of Period	$38,616,425	$12,071,951

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$571,915	$311,102
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized gain (loss) on investments, net	$3,465	$(10,025)

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

On February 23, 2006, the Board of Directors of the Company (the “Board of Directors” or the “Board”) approved a plan to sell Valence in order to focus increased management attention and financial resources on its licensing business.  Additionally, on February 23, 2006, the Board authorized management to take all reasonable steps to divest the Company’s entire equity interest in the CHS/SRS LLC joint venture (the “Joint Venture”).  As a result of the Company’s decisions to sell Valence and its entire equity interest in CHS/SRS LLC, the Company has accounted for Valence and CHS/SRS LLC as discontinued operations in the accompanying condensed consolidated financial statements beginning in the first fiscal quarter of 2006.  The Company sold Valence in September 2006 and its entire equity interest in CHS/SRS LLC in June 2006.   See Note 7.

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

Cash and Cash Equivalents

Cash and cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value because of interest rates.  Cash and cash equivalents generally consist of cash, money market funds and instruments with original maturities of three months or less. Also included in cash equivalents are debt instruments, which the Company expects to hold three months or less.

Customer Concentrations

For the three months ended June 30, 2007, two customers, Samsung and Sony, accounted for approximately 25% and 12%, of the licensing revenue.  For the same period in the prior year, Samsung and Sony accounted for approximately 12% and 13% of the licensing revenue.  For the six months ended June 30, 2007, Samsung and Sony accounted for approximately 24% and 12% of the licensing revenue.  For the same period in the prior year, Samsung and Sony accounted for approximately 15% and 14% of the licensing revenue.  Included in the three and six months ended June 30, 2007, is revenue of $100,540 from Sony related to prior period royalties.  During April 2007, we were informed by Sony it has begun to sell televisions with their own internally created audio enhancement technology.  It is anticipated that this will negatively impact our revenues beginning in the third quarter 2007.

2.                                      Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the consolidated financial statements over the requisite service period. Further, as required under SFAS 123R, we estimate forfeitures for share based awards that are not expected to vest.  For the three months ended June 30, 2007, we recorded stock-based compensation expense of $424,168 under the fair-value provisions of SFAS 123R, compared to $344,020 in the same period in the prior year.  For the six months ended June 30, 2007, we recorded stock-based compensation expense of $851,010 under the fair-value provisions of SFAS 123R, compared to $687,400 for the same period in the prior year.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected term (in years)	6.25	6.25	6.25	6.25
Expected volatility	56%	56%	56%	57%
Risk-free interest rate	4.8%	5.0%	4.8%	4.9%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Total compensation cost recognized are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Continuing Operations:
Sales and marketing	$128,693	$136,459	$270,493	$298,512
Research and development	114,461	75,174	216,186	202,161
General and administrative	181,014	132,387	364,331	186,727
Total compensation cost recognized in continuing operations	424,168	344,020	851,010	687,400

Total compensation cost recognized in discontinued operations	—	44,785	—	101,143
Total compensation cost recognized	$424,168	$388,805	$851,010	$788,543

3.                                      Intangible Assets

Intangible assets consist of the following:

	June 30, 2007	December 31, 2006
Patents	$3,095,348	$2,715,250
Accumulated amortization	(1,466,344)	(1,326,836)
Patents, net	1,629,004	1,388,414
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Poly Planar purchased technology for speaker products	120,000	120,000
Capitalized software and hardware for several technologies	723,292	658,942
Total of other intangibles	1,483,363	1,419,013
Accumulated amortization, other intangibles	(886,275)	(762,288)
Other intangibles, net	597,088	656,725
Intangible assets, net	$2,226,092	$2,045,139

Amortization periods range from three to ten years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
Patents	$72,597	$60,411	$139,508	$118,079
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	16,002	16,002	32,004	32,003
Capitalized software and hardware	44,282	44,518	91,983	85,208
Total intangible amortization expense	$132,881	$120,931	$263,495	$235,290

As of June 30, 2007, the weighted average useful life of the Company’s patents and intangible assets is approximately 6.6 years. The following table shows the estimated amortization expense for those assets for the remaining six months of the current fiscal year and each of the four succeeding fiscal years and thereafter:

Years Ending December 31,	Estimated Expense
2007	$253,685
2008	390,418
2009	292,199
2010	267,702
2011	258,298
Thereafter	763,790
Total	$2,226,092

4.                                      Investments Available for Sale

The Company has classified its investments as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The following table summarizes the Company’s short-term investments and investment securities available for sale:

	June 30, 2007	December 31, 2006
Cost	$5,500,000	$5,500,000
Unrealized loss	(269,830)	(273,295)
Estimated fair value	$5,230,170	$5,226,705

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	June 30, 2007		December 31, 2006
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
U.S. Government securities available for sale:
Due in one year or less	$—	$—	$—	$—
Due in one to five years	5,500,000	5,230,170	5,500,000	5,226,705
	$5,500,000	$5,230,170	$5,500,000	$5,226,705

5.                                      Net Income Per Common Share

The Company applies SFAS No. 128, Earnings per Share (“SFAS 128”), which requires the disclosure of basic and diluted net income per share for all current and prior periods. Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income per common share reflects the maximum dilution, based on the average price of the Company’s common stock during each period, and is computed similar to basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options had been exercised and were dilutive.

Basic and diluted net income per share computed in accordance with SFAS 128 for the three and six months ended June 30, are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
BASIC EPS
Income from continuing operations	$1,288,801	$405,862	$2,701,115	$557,142
Income from discontinued operations	—	523,556	—	534,851
Net income	$1,288,801	$929,418	$2,701,115	$1,091,993
Denominator: weighted average common shares outstanding	16,202,909	14,662,210	16,106,312	14,523,459
Income per share from continuing operations—basic	$0.08	$0.03	$0.17	$0.04
Income per share from discontinued operations—basic	$0.00	$0.04	$0.00	$0.04
Net income per share—basic	$0.08	$0.06	$0.17	$0.08

DILUTED EPS
Income from continuing operations	$1,288,801	$405,862	$2,701,115	$557,142
Income from discontinued operations	—	523,556	—	534,851
Net income	$1,288,801	$929,418	$2,701,115	$1,091,993
Denominator: weighted average common shares outstanding	16,202,909	14,662,210	16,106,312	14,523,459
Common equivalent shares outstanding:
Options	449,275	1,711,895	341,844	1,682,818
Total diluted shares	16,652,184	16,334,105	16,448,156	16,206,277
Income per share from continuing operations—diluted	$0.08	$0.02	$0.16	$0.03
Income per share from discontinued operations—diluted	$0.00	$0.03	$0.00	$0.03
Net income per share—diluted	$0.08	$0.06	$0.16	$0.07

There were outstanding options to purchase an aggregate of 530,670 and 1,614,619 shares of the Company’s common stock for the three and six months ended June 30, 2007 and 2006, respectively, that were not included in the table above because they would be anti-dilutive.

6.                                      Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be presently predicted, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.  The Company conducts royalty audits as part of its intellectual property monitoring policy.  The Company has a royalty audit that is currently open with one of its customers.  The outcome of the royalty audit cannot be predicted with certainty at this time.

7.                                      Discontinued Operations

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

Additionally, on February 23, 2006, the Board authorized management to take all reasonable steps to divest the Company’s entire equity interest in the Joint Venture.  On June 30, 2006, we completed the sale of our interest in the Joint Venture to Coming Home Studios LLC in exchange for $200,000, the rights to all cash assets of the Joint Venture, and a promissory note in the amount of $175,000.  The sale of our interest in the Joint Venture resulted in a gain on the sale of $387,021. As of June 30, 2007, the outstanding principal balance due on the note is $159,724 plus accrued interest.   Any amounts related to the promissory note and accrued interest thereon will be recorded at the time the cash is received by us.

As a result of our decision to sell Valence and our entire equity interest in the Joint Venture in February 2006, we accounted for Valence and the Joint Venture as discontinued operations beginning in the first fiscal quarter of 2006.

Income from discontinued operations for the three and six months ended June 30, 2006 consisted of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations.  A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Valence:
Revenues.	$2,228,826	$4,370,534
Cost of sales	1,001,262	2,069,746
Gross margin	1,227,564	2,300,788
Total operating expenses	1,081,015	2,210,163
Income from operations	146,549	90,625
Other income, net	3,678	7,863
Income before income tax (benefit) expense	150,227	98,488
Income tax (benefit) expense	(385)	30,696
Net income from Valence	150,612	67,792
Net income from CHS/SRS LLC	1,649	95,764
Gain on sale of CHS/SRS LLC	371,295	371,295
Total income from discontinued operations	$523,556	$534,851

8.                                      Segment Information

The Company previously operated in two business segments — semiconductors and licensing.  However, as a result of the Board’s decision on February 23, 2006 to sell Valence, the semiconductor business, the Company now has continuing operations in only one business segment, licensing.  Our revenue from continuing operations is solely derived from licensing related revenue.

The following schedule presents the Company’s revenue from continuing operations by geographic area. Licensing-related revenue is allocated based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South Americas.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	%	2006	%	2007	%	2006	%
Geographic Area Revenue:

Japan	$1,974,305	42	$1,883,315	44	$4,338,814	44	$3,911,095	45
Korea	1,770,091	38	1,208,108	28	3,558,011	37	2,384,609	28
Americas	494,595	11	336,081	8	996,480	10	806,520	9
China	442,884	9	806,806	19	850,328	9	1,425,828	17
Europe	12,977	—	25,529	1	23,622	—	67,455	1
Total	$4,694,852	100	$4,259,839	100	$9,767,255	100	$8,595,507	100

9.                                      Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We adopted FIN 48 on January 1, 2007.  As a result of adoption of FIN 48, we recognized no liability for unrecognized income tax benefits. Additionally, we recognized no interest and penalties related to uncertain tax positions and as of the three and six months ended June 30, 2007, we have no accrued interest related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for this Statement is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS 159, effective January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position or consolidated results of operations.

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

Licensing

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

A focus of the Company at this time is protection of SRS’s patents and enforcement of its royalty program. We believe that the proactive enforcement and administration of these programs will help us to identify improper or unauthorized usage of our intellectual properties, as well as to ensure the accurate and timely royalty reporting by our licensees.   While there could be a short-term negative impact in terms of increased expenses or decreased revenue, we believe that this strategy will have positive long-term results and will lead to even stronger relationships with our customers.

Discontinued Operations

Valence:   Through SRS Labs, Inc.’s formerly wholly-owned subsidiary, ValenceTech Limited, we operated a fabless semiconductor business which developed, designed and marketed standard and custom analog integrated circuits, digital signal processors, and mixed signal integrated circuits primarily to OEMs and original design manufacturers, in the Asia Pacific region.

On February 23, 2006, our Board approved a plan to sell Valence in order to focus management’s attention and financial resources on our licensing business. On July 14, 2006, we entered into a definitive Sale and Purchase Agreement to sell Valence to Noblehigh Enterprises Inc. Noblehigh is owned by Willas Array Electronics (Holding) Limited as well as certain members of management of Valence.  The sale transaction was completed on September 29, 2006 and accordingly the results of the operations of Valence are included as discontinued operations in the accompanying condensed consolidated statement of operations beginning in the first quarter of 2006.

CHS/SRS LLC:   In September 2004, we entered into a strategic alliance with Coming Home Studios LLC, or CHS,  to use and promote SRS Labs’ technologies, to promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, SRS and CHS established a Joint Venture, CHS/SRS LLC, to produce and distribute nine concert videos featuring our Circle Surround technology. On February 23, 2006, our Board authorized management to take all reasonable steps to divest our entire equity interest in the Joint Venture. On June 30, 2006, we completed the sale of our interest in the Joint Venture to CHS.   Accordingly the results of operations of CHS/SRS LLC are included as discontinued operations in the accompanying condensed consolidated statement of operations beginning in the first quarter of 2006.

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

Results of Continuing Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Licensing revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  License and royalty agreements generally provide for the license of technologies for a fee based on the number of units distributed by the licensee.  However, we have in the past and may again in the future, enter into a license agreement for a one-time fee or an annual fixed fee amount. Also included in licensing revenue are revenues generated from the sale of hardware and software applications into the personal computer (“PC”) and broadcast audio markets.

Licensing revenues were $4,694,852 for the three months ended June 30, 2007, compared to $4,259,839 for the three months ended June 30, 2006, an increase of $435,013, or 10%.  The increase in licensing revenues was primarily attributable to our strong sales in flat panel televisions and monitors in the Home Entertainment market, which grew by $1,046,225, or 60%.  As noted earlier in this report, we have been informed by Sony, one of our largest licensees, that it has begun to distribute televisions that include internally developed audio technology, rather than technology licensed from us. It is anticipated that this will negatively impact our revenues beginning in the third quarter of 2007.  Additionally, we experienced an increase in royalties from our PC market segment of $36,213, or 8%, due to increases in software downloads.  During April 2007, we were informed that one of our licensees has elected to eliminate our technology from its personal computers during 2007.  There was no material impact of this event on revenues for the three months ended June 30, 2007.  However, we expect revenues from this customer to decrease in future periods.  Such customer accounted for $235,145 of revenues during the three months ended June 30, 2007.  Revenues in our Portable Media Devices decreased $397,370, or 50%, for the three months ended June 30, 2007, compared to the same period in the prior year, primarily due to the loss of one customer in the third quarter of 2006. The following table presents our licensing revenues mix by market:

	Three Months Ended June 30,
	2007	2006
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	68%	53%
PC (Software, Hardware)	10%	10%
Portable Media Devices (Digital Media Player, Headphone)	9%	19%
Personal Telecommunications (Mobile Phone, PDA)	7%	11%
Automotive	6%	7%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,767,717 for the three months ended June 30, 2007, compared to $1,885,416 for the same prior year period, a decrease of $117,699, or 6%.  This decrease is primarily attributable to decreased marketing head count and related expenses.   Included in sales and marketing expenses is stock based compensation expense of $128,693 and $136,459 for the three months ended June 30, 2007 and 2006, respectively.  As a percentage of total revenues, sales and marketing expenses decreased from 44% for the three months ended June 30, 2006 to 38% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $814,595 for the three months ended June 30, 2007, compared to $631,739 for the same prior year period, an increase of $182,856, or 29%.  This increase is attributable to an increase in head count and payroll related costs. Included in research and development expenses is stock based compensation expense of $114,461 and $75,174 for the three months ended June 30, 2007 and 2006, respectively.  As a percentage of total revenues, research and development expenses increased from 15% for the three months ended June 30, 2006 to 17% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,292,181 for the three months ended June 30, 2007, compared to $1,357,789 for the same prior year period, a decrease of $65,608, or 5%. The decrease is primarily attributable to decreased accounting and legal fees, partially offset by an increase in stock based compensation expense of $48,627.  Included in general and administrative expenses is stock based compensation expense of $181,014 and $132,387 for the three months ended June 30, 2007 and 2006, respectively.  As a percentage of total revenues, G&A expenses decreased from 32% for the quarter ended June 30, 2006 to 28% for the same period this year.

Interest Income

Interest income was $508,964 for the three months ended June 30, 2007, compared to $224,005 for the same prior year period, an increase of $284,959, or 127%. This increase is primarily attributable to higher interest rates earned on larger cash balances invested.

Provision for Income Taxes

The income tax expense for the three months ended June 30, 2007 was $0, compared to a tax expense of $167,745 for the same prior year period.  The prior year provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our current quarter tax provision and our valuation allowance on our deferred tax assets by $258,856 based on our assessment of the future realizability of certain deferred tax assets.

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

Income from discontinued operations consists of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations.  A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operation for the three months ended June 30, 2007 is as follows:

Three Months Ended
June 30, 2006
Valence:
Revenues.	$2,228,826
Cost of sales	1,001,262
Gross margin	1,227,564
Total operating expenses	1,081,015
Income from operations	146,549
Other income, net	3,678
Income before income benefit	150,227
Income tax benefit	(385)
Net income from Valence	150,612
Net income from CHS/SRS LLC	1,649
Gain on sale of CHS/SRS LLC	371,295
Total income from discontinued operations	$523,556

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues

Licensing revenues consist primarily of royalties generated from the license of our audio and voice technologies.  License and royalty agreements generally provide for the license of technologies for a fee based on the number of units distributed by the licensee.  However, we have entered into in the past, and may again enter into in the future, a license agreement for a one-time fee or an annual fixed fee amount. Also included in licensing revenue are revenues generated from the sale of hardware and software applications into the PC and broadcast audio markets.

Licensing revenues were $9,767,255 for the six months ended June 30, 2007, compared to $8,595,507 for the six months ended June 30, 2006, an increase of $1,171,748, or 14%.  The increase in licensing revenues was primarily attributable to our strong sales in flat panel televisions and monitors in our Home Entertainment market, which grew by $2,159,178, or 61%. As noted earlier in this report, we have been informed by Sony, one of our largest licensees, that it has begun to distribute televisions that include internally developed audio technology, rather than technology licensed from us. It is anticipated that this will negatively impact our revenues beginning in the third quarter of 2007.  Additionally, we experienced an increase in royalties in the automotive market of $166,195, or 32%, and an increase in revenue from our PC market segment of $197,805, or 24%, due to increases in software downloads.  During April 2007, we were informed that one of our licensees has elected to eliminate our technology from its personal computers during 2007.  This did not have a material impact on our revenues for the six months ending June 30, 2007, however, we expect revenues from this customer to decrease in future periods.   Such customer accounted for $519,384 of revenues during the six months ended June 30, 2007.  Revenues in our Portable Media Devices decreased $858,388, or 52%, for the six months ended June 30, 2007, compared to the same period in the prior year, primarily due to the loss of one customer in the third quarter of 2006.  The following table presents our licensing revenues mix by market:

	Six Months Ended June 30,
	2007	2006
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	67%	54%
PC (Software, Hardware)	11%	10%
Portable Media Devices (Digital Media Player, Headphone)	8%	19%
Personal Telecommunications (Mobile Phone, PDA)	7%	11%
Automotive	7%	6%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $3,644,010 for the six months ended June 30, 2007, compared to $3,750,785 for the same prior year period, a decrease of $106,775, or 3%.  This decrease is primarily attributable to decreased marketing head count and related expenses, offset by increased headcount in sales and higher accrued commissions due to the achievement of higher revenues in the current year.   Included in sales and marketing expenses is stock based compensation expense of $270,493 and $298,512 for the six months ended June 30, 2007 and 2006, respectively.  As a percentage of total revenues, sales and marketing expenses decreased from 44% for the six months ended June 30, 2006 to 37% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,676,220 for the six months ended June 30, 2007, compared to $1,286,028 for the same prior year period, an increase of $390,192, or 30%.  This increase is attributable to an increase in head count and payroll related costs. Included in research and development expenses is stock based compensation expense of $216,186 and $202,161 for the six months ended June 30, 2007 and 2006, respectively.  As a percentage of total revenues, research and development expenses increased from 15% for the six months ended June 30, 2006 to 17% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $2,669,608 for the six months ended June 30, 2007, compared to $2,994,997 for the same prior year period, a decrease of $325,389, or 11%. The decrease is primarily attributable to decreased accounting and legal fees and a decrease in costs associated with the Company’s separation from its former Chief Financial Officer in the first quarter of 2006, partially offset by an increase in stock based compensation expense of $177,604.  Included in general and administrative expenses is stock based compensation expense of $364,331 and $186,727 for the six months ended June 30, 2007 and 2006, respectively.  As a percentage of total revenues, G&A expenses decreased from 35% for the six months ended June 30, 2006 to 27% for the same period this year.

Interest Income

Interest income was $1,002,760 for the six months ended June 30, 2007, compared to $403,718 for the same prior year period, an increase of $599,042, or 148%. This increase is primarily attributable to higher interest rates earned on larger cash balances invested.

Provision for Income Taxes

The income tax expense for the six months ended June 30, 2007 was $0, compared to a tax expense of $327,168 for the same prior year period.  The prior year provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our current quarter tax provision and our valuation allowance on our deferred tax assets by $571,915 based on our assessment of the future realizability of certain deferred tax assets.

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

Income from discontinued operations consists of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations.  A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operation for the six months ended June 30, 2007 is as follows:

Six Months Ended
June 30, 2006
Valence:
Revenues.	$4,370,534
Cost of sales	2,069,746
Gross margin	2,300,788
Total operating expenses	2,210,163
Income from operations	90,625
Other income, net	7,863
Income before income tax expense	98,488
Income tax expense	30,696
Net income from Valence	67,792
Net income from CHS/SRS LLC	95,764
Gain on sale of CHS/SRS LLC	371,295
Total income from discontinued operations	$534,851

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at June 30, 2007 consisted of cash, cash equivalents and long-term investments of $43,846,595. At June 30, 2007, we had cash and cash equivalents of $38,616,425 and long-term investments of $5,230,170. Cash and cash equivalents are short-term highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value because of interest rates.  Cash and cash equivalents generally consist of cash, money market funds and instruments with original maturities of three months or less. Also included in cash equivalents are debt instruments, which the Company expects to hold three months or less.  Investments consist of U.S. government securities rated AAA.

Net cash provided by operating activities was $2,304,119 and $1,771,731 during the six months ended June 30, 2007 and June 30, 2006, respectively. The $532,388 increase in net cash provided by operating activities for the six months ended June 30, 2007, compared to the same period in the prior year, was primarily a result of an increase of $1,609,122 in net income for the six months ended June 30, 2007. Offsetting the increase, accounts receivable rose by $458,418 during the six months ended June 30, 2007 compared to the same period in the prior year, primarily due to one significant customer reporting royalties and remitting payment later than in prior periods.  Additionally, accounts payable and accrued liabilities decreased $238,286 and $359,134, respectively, during the six months ended June 30, 2007 as compared to the same period in the prior year.  The changes in liability accounts generally relate to the timing of payments to vendors and changes in accrued commissions and amounts due to employees under the 2007 Bonus and Profit Sharing Plan.

Our net cash used in investing activities was $514,674 and $671,049 during the six months ended June 30, 2007 and June 30, 2006, respectively. The decrease in net cash used in investing activities was attributable primarily to the Company not having any cash outflow related to discontinued operations during the six months ended June 30, 2007, as the discontinued operations were sold in the second and third fiscal quarters of 2006.  During the six months ended June 30, 2006, the net cash used in investing activities of discontinued operations was $159,913.

Our net cash provided by financing activities from continuing operations was $1,815,555 and $2,218,930 during the six months ended June 30, 2007 and June 30, 2006, respectively. The decrease in net cash provided by financing activities was attributable to a decrease in stock option exercises.

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

Changes in Internal Controls.   There have been no changes in our internal controls over financial reporting that occurred during our second quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of SRS Labs, Inc. was held on June 20, 2007 for the purpose of (a) electing one Class II director to the Board of Directors and (b) voting on a proposal to ratify the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as independent auditors for the fiscal year ending December 31, 2007.

David Dukes was elected to serve as a Class II director of the Company for a three-year term expiring at the 2010 Annual Meeting of Stockholders.  Winston Hickman and Carol Miltner continued as Class I Directors.  Tom Yuen and Sam Yau continued as Class III Directors.  The tabulation of the votes cast for the election of David Dukes was as follows:

Nominee	Votes For	Votes Withheld
David Dukes	10,395,990	5,477,270

The proposal to ratify the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as independent auditors for the fiscal year ending December 31, 2007 was approved.  The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
15,817,220	14,120	41,920	0

Item 6. Exhibits

The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the “SEC”) as part of this Report.

Exhibit Number	Description
3.1

Certificate of Incorporation of the Company, previously filed with the SEC as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, specifically included in Amendment No. 1 to such Registration Statement filed with the SEC on July 3, 1996 (File No. 333-4974-LA), which is incorporated herein by reference.

3.2

Bylaws of the Company, previously filed with the SEC as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999, which is incorporated herein by reference.

10.1

Amendment of 2007 Profit Sharing and Bonus Plan, as approved on June 20, 2007, previously filed with the SEC on the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2007, which is incorporated herein by reference.

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

SRS LABS, INC., a Delaware corporation

Date: August 6, 2007	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2007	By:	/S/ ULRICH GOTTSCHLING
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

10.1

Amendment of 2007 Profit Sharing and Bonus Plan, as approved on June 20, 2007, previously filed with the SEC on the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2007, which is incorporated herein by reference.

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