Form 10-Q
period 2007-09-30
SRS LABS INC
filed 2007-11-06
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 23, 2007, 16,946,377 of the issuer’s common stock, par value $.001 per share, were outstanding; of this amount, 674,098 shares of the common stock were held as treasury shares.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2007

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$40,075,552	$35,011,425
Accounts receivable, net	1,932,893	1,180,879
Prepaid expenses and other current assets	655,518	808,940

Total Current Assets	42,663,963	37,001,244

Investments available for sale	5,353,920	5,226,705
Property and equipment, net	325,082	389,667
Intangible assets, net	2,250,553	2,045,139
Deferred income taxes, net	1,408,617	386,412

Total Assets	$52,002,135	$45,049,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$360,455	$609,899
Accrued liabilities	806,077	1,295,236
Deferred revenue	457,006	399,565

Total Current Liabilities	1,623,538	2,304,700

Commitments and contingencies (Note 6)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 16,946,377 and 16,561,036 shares issued; and 16,272,279 and 15,886,938 shares outstanding at September 30, 2007 and December 31, 2006, respectively	16,947	16,562
Additional paid-in capital	73,705,815	70,574,176
Accumulated other comprehensive loss	(146,080)	(273,295)
Accumulated deficit	(20,194,640)	(24,569,531)
Treasury stock at cost, 674,098 shares at September 30, 2007 and December 31, 2006	(3,003,445)	(3,003,445)

Total Stockholders’ Equity	50,378,597	42,744,467

Total Liabilities and Stockholders’ Equity	$52,002,135	$45,049,167

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$4,769,271	$4,910,203	$14,536,526	$13,505,710
Cost of sales	36,850	43,998	115,912	127,103

Gross margin	4,732,421	4,866,205	14,420,614	13,378,607

Operating expenses:
Sales and marketing	1,460,185	1,743,660	5,104,195	5,494,445
Research and development	689,901	628,227	2,366,121	1,914,255
General and administrative	1,436,184	1,277,601	4,105,792	4,272,598

Total operating expenses	3,586,270	3,649,488	11,576,108	11,681,298

Operating income	1,146,151	1,216,717	2,844,506	1,697,309
Other income, net	508,825	291,236	1,511,585	694,954
Income from continuing operations before income taxes	1,654,976	1,507,953	4,356,091	2,392,263
Income taxes	(18,800)	231,620	(18,800)	558,788
Income from continuing operations	1,673,776	1,276,333	4,374,891	1,833,475

Discontinued operations (Note 7):
Income from discontinued operations, net of income taxes	—	853,523	—	1,017,079
Gain on disposal	—	260,763	—	632,058
Income from discontinued operations	—	1,114,286	—	1,649,137
Net income	$1,673,776	$2,390,619	$4,374,891	$3,482,612

Income from continuing operations per common share:
Basic	$0.10	$0.09	$0.27	$0.13
Diluted	$0.10	$0.08	$0.26	$0.11

Income from discontinued operations per common share:
Basic	$0.00	$0.07	$0.00	$0.11
Diluted	$0.00	$0.07	$0.00	$0.10

Net income per common share:
Basic	$0.10	$0.16	$0.27	$0.24
Diluted	$0.10	$0.15	$0.26	$0.21

Weighted average shares used in the calculation of net income per common share:
Basic	16,268,524	14,939,806	16,160,970	14,663,767
Diluted	16,978,841	16,479,112	17,100,334	16,428,894

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive Income for the Period
	Shares	Amount	Capital	Loss	Deficit	Stock	Total	Ended
BALANCE, December 31, 2006	15,886,938	$16,562	$70,574,176	$(273,295)	$(24,569,531)	$(3,003,445)	$42,744,467
Proceeds from exercise of stock options	385,341	385	1,842,579	—	—	—	1,842,964
Stock based compensation	—	—	1,289,060	—	—	—	1,289,060
Unrealized gain on investments available for sale, net of tax	—	—	—	127,215	—	—	127,215	127,215
Net income	—	—	—	—	4,374,891	—	4,374,891	4,374,891

BALANCE, September 30, 2007	16,272,279	$16,947	$73,705,815	$(146,080)	$(20,194,640)	$(3,003,445)	$50,378,597	$4,502,106

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$4,374,891	$3,482,612
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	560,777	549,259
Provision for doubtful accounts	93,993	(1,588)
Deferred taxes	(1,022,205)	(6,026)
Accretion of discount on investments available for sale	—	(1,565)
Stock-based compensation expense	1,289,060	1,070,804
Loss on disposition of property and equipment	—	1,582
Gain on sale of discontinued operations	—	(632,058)
Changes in operating assets and liabilities:
Accounts receivable	(846,007)	(401,462)
Prepaid expenses and other current assets	153,422	(466,308)
Accounts payable	(249,444)	156,478
Accrued liabilities	(489,159)	312,031
Deferred revenue	57,441	(96,775)
Net cash used in operating activities of discontinued operations	—	(1,922,668)
Net cash provided by operating activities	3,922,769	2,044,316

Cash Flows from Investing Activities:
Purchase of property and equipment	(99,343)	(204,790)
Expenditures related to intangible assets	(602,263)	(443,118)
Proceeds from sale of investments available for sale	—	9,993,748
Proceeds from the sale of Valence	—	4,300,000
Proceeds from the sale of equity interest in CHS/SRS LLC	—	371,295
Net cash used in investing activities of discontinued operations	—	(180,216)
Net cash (used in) provided by investing activities	(701,606)	13,836,919

Cash Flows from Financing Activities:
Purchase of treasury stock	—	(2,114,586)
Proceeds from exercise of stock options	1,842,964	3,607,927
Net cash provided by financing activities	1,842,964	1,493,341

Net Increase in Cash and Cash Equivalents	5,064,127	17,374,576
Cash and Cash Equivalents, Beginning of Period	35,011,425	8,752,339
Cash and Cash Equivalents, End of Period	$40,075,552	$26,126,915

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$839,967	$506,010
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized gain on investments, net	$127,215	$33,247

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Amounts related to disclosure of December 31, 2006 balances within these interim consolidated financial statements were derived from the audited 2006 consolidated financial statements and notes thereto included in the 2006 Form 10-K. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Customer Concentrations

For the three months ended September 30, 2007, three customers, Samsung, LG, and New Japan Radio Co., accounted for approximately 26%, 14% and 11%, respectively, of the licensing revenue. During 2007, the Company entered into a multi-year license agreement with LG for the usage of our existing technology for televisions and monitors for the next four years. Beginning in the third fiscal quarter of 2007, the Company recognized revenue from LG for televisions and monitors under the new multi-year license agreement. During the third fiscal quarter of 2007, the Company also recognized the final trailing revenue reported by LG for televisions and monitors under the previous license agreement. For the same period in the prior year, one customer, Samsung, accounted for approximately 22% of the revenue. For the nine months ended September 30, 2007, one customer, Samsung, accounted for approximately 25% of the licensing revenue. For the same period in the prior year, two customers, Samsung and Sony, accounted for approximately 17% and 12%, respectively, of the licensing revenue.

2.                                      Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the consolidated financial statements over the requisite service period. Further, as required under SFAS 123R, we estimate forfeitures for share based awards that are not expected to vest. For the three months ended September 30, 2007, we recorded stock-based compensation expense of $438,050 under the fair-value provisions of SFAS 123R, compared to $383,404 in the same period in the prior year. For the nine months ended September 30, 2007, we recorded stock-based compensation expense of $1,289,060 under the fair-value provisions of SFAS 123R, compared to $1,070,804 for the same period in the prior year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006*	2007	2006
Expected term (in years)	6.25	—	6.25	6.25
Expected volatility	56%	—%	56%	57%
Risk-free interest rate	4.4%	—%	4.8%	4.9%
Dividend yield	0.00%	—%	0.00%	0.00%

*Note: There were no options granted in the three months ended September 30, 2006

Total compensation cost recognized is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Continuing Operations:
Sales and marketing	$112,162	$140,228	$382,655	$438,740
Research and development	108,987	67,383	325,173	269,544
General and administrative	216,901	175,793	581,232	362,520
Total compensation cost recognized in continuing operations	438,050	383,404	1,289,060	1,070,804
Total compensation cost recognized in discontinued operations	—	—	—	101,143
Total compensation cost recognized	$438,050	$383,404	$1,289,060	$1,171,947

3.                                      Intangible Assets

Intangible assets, net consist of the following:

	September 30, 2007	December 31, 2006
Patents	$3,195,304	$2,715,250
Accumulated amortization	(1,543,296)	(1,326,836)
Patents, net	1,652,008	1,388,414
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Poly Planar purchased technology for speaker products	—	120,000
Capitalized software and hardware for several technologies	781,150	658,942
Total of other intangibles	1,421,221	1,419,013
Accumulated amortization, other intangibles	(822,676)	(762,288)
Other intangibles, net	598,545	656,725
Intangible assets, net	$2,250,553	$2,045,139

Amortization periods range from three to ten years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30
	2007	2006	2007	2006
Patents	$76,952	$62,655	$216,460	$180,734
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	16,002	16,002	48,005	48,005
Capitalized software and hardware	40,399	48,269	132,383	133,477
Total intangible amortization expense	$133,353	$126,926	$396,848	$362,216

As of September 30, 2007, the weighted average useful life of the Company’s intangible assets is approximately 6.6 years. The following table shows the estimated amortization expense for those assets for the remaining three months of the current fiscal year and each of the four succeeding fiscal years and thereafter:

Years Ending December 31,	Estimated Expense
2007	$134,868
2008	407,022
2009	313,678
2010	287,509
2011	268,276
Thereafter	839,200
Total	$2,250,553

4.                                      Investments Available for Sale

The Company has classified its investments as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The following table summarizes the Company’s investment securities available for sale:

	September 30, 2007	December 31, 2006
Cost	$5,500,000	$5,500,000
Unrealized loss	(146,080)	(273,295)
Estimated fair value	$5,353,920	$5,226,705

The contractual maturities of investments are shown below. Actual maturities may differ from contractual maturities.

	September 30, 2007		December 31, 2006
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
U.S. Government securities available for sale:
Due in one year or less	$—	$—	$—	$—
Due in one to five years	5,500,000	5,353,920	5,500,000	5,226,705
	$5,500,000	$5,353,920	$5,500,000	$5,226,705

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

Basic and diluted net income per share computed in accordance with SFAS 128 for the three and nine months ended September 30, are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
BASIC EPS
Income from continuing operations	$1,673,776	$1,276,333	$4,374,891	$1,833,475
Income from discontinued operations	—	1,114,286	—	1,649,137
Net income	$1,673,776	$2,390,619	$4,374,891	$3,482,612
Denominator: weighted average common shares outstanding	16,268,524	14,939,806	16,160,970	14,663,767
Income per share from continuing operations—basic	$0.10	$0.09	$0.27	$0.13
Income per share from discontinued operations—basic	$—	$0.07	$—	$0.11
Net income per share—basic	$0.10	$0.16	$0.27	$0.24

DILUTED EPS
Income from continuing operations	$1,673,776	$1,276,333	$4,374,891	$1,833,475
Income from discontinued operations	—	1,114,286	—	1,649,137
Net income	$1,673,776	$2,390,619	$4,374,891	$3,482,612
Denominator: weighted average common shares outstanding	16,268,524	14,939,806	16,160,970	14,663,767
Common equivalent shares outstanding:
Options	710,317	1,539,306	939,364	1,765,127
Total diluted shares	16,978,841	16,479,112	17,100,334	16,428,894
Income per share from continuing operations—diluted	$0.10	$0.08	$0.26	$0.11
Income per share from discontinued operations—diluted	$—	$0.07	$—	$0.10
Net income per share—diluted	$0.10	$0.15	$0.26	$0.21

There were 557,439 and 1,051,859 potentially dilutive options outstanding for the three months ending September 30, 2007 and 2006, respectively, and there were 542,660 and 677,336 potentially dilutive options outstanding for the nine months ending September 30, 2007 and 2006, respectively, that were not included in the table above because they would be anti-dilutive.

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

The sale to Noblehigh was effected through two simultaneous transactions: (1) the repurchase by Valence of approximately 74% of the outstanding shares of Valence from SRS using its existing cash and (2) the purchase by Noblehigh of the remaining outstanding shares of Valence from SRS for $4.3 million. The sale resulted in a gain on the disposal of discontinued operations of $260,763 in the Company’s third fiscal quarter of 2006.

Additionally, on February 23, 2006, the Board authorized management to take all reasonable steps to divest the Company’s entire equity interest in the Joint Venture. On June 30, 2006, we completed the sale of our interest in the Joint Venture to Coming Home Studios LLC in exchange for $200,000, the rights to all cash assets of the Joint Venture, and a promissory note in the amount of $175,000. The sale of our interest in the Joint Venture resulted in a gain on the sale of $371,295 in the Company’s second fiscal quarter of 2006. As of September 30, 2007, the outstanding principal balance due on the note is $159,724 plus accrued interest. Any amounts related to the promissory note and accrued interest thereon will be recorded at the time the cash is received by us.

As a result of our decision to sell Valence and our entire equity interest in the Joint Venture in February 2006, we accounted for Valence and the Joint Venture as discontinued operations beginning in the first fiscal quarter of 2006.

Income from discontinued operations for the three and nine months ended September 30, 2006 consisted of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Valence:
Revenues.	$3,312,397	$7,682,931
Cost of sales	1,493,004	3,562,750
Gross margin	1,819,393	4,120,181
Total operating expenses	983,356	3,193,519
Income from operations	836,037	926,662
Other income, net	23,806	31,669
Income before income tax expense	859,843	958,331
Income tax expense	2,936	33,632
Net income from Valence	856,907	924,699
Net (loss) income from CHS/SRS LLC	(3,384)	92,380
Subtotal	853,523	1,017,079
Gain on sale of Valence	260,763	260,763
Gain on sale of CHS/SRS LLC	—	371,295
Total income from discontinued operations	$1,114,286	$1,649,137

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	%	2006	%	2007	%	2006	%
Geographic Area Revenue:

Korea	$2,190,563	46	$1,613,933	33	$5,748,574	39	$3,998,542	28
Japan	1,631,214	34	1,824,612	37	5,970,028	41	5,735,707	45
Americas	425,798	9	528,165	11	1,422,278	10	1,334,685	9
China	426,540	9	922,229	19	1,276,869	9	2,348,057	17
Europe	95,156	2	21,264	0	118,777	1	88,719	1
Total	$4,769,271	100	$4,910,203	100	$14,536,526	100	$13,505,710	100

9.                                      Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We adopted FIN 48 on January 1, 2007. As a result of adoption of FIN 48, we recognized no liability for unrecognized income tax benefits. Additionally, we recognized no interest and penalties related to uncertain tax positions and as of the three and nine months ended September 30, 2007, we have no accrued interest related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions.

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

A focus of the Company at this time is protection of its patents and enforcement of its royalty program. We believe that the proactive enforcement and administration of these programs will help us to identify improper or unauthorized usage of our intellectual properties, as well as to ensure the accurate and timely royalty reporting by our licensees. While there could be a short-term negative impact in terms of increased expenses or decreased revenue, we believe that this strategy will have positive long-term results and will lead to even stronger relationships with our customers.

Discontinued Operations

Valence:    Through our formerly wholly-owned subsidiary, ValenceTech Limited, we operated a fabless semiconductor business which developed, designed and marketed standard and custom analog integrated circuits, digital signal processors, and mixed signal integrated circuits primarily to OEMs and original design manufacturers in the Asia Pacific region.

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

CHS/SRS LLC:    In September 2004, we entered into a strategic alliance with Coming Home Studios LLC, or CHS, to use and promote SRS Labs’ technologies, to promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, SRS and CHS established a Joint Venture, CHS/SRS LLC, to produce and distribute nine concert videos featuring our Circle Surround technology. On February 23, 2006, our Board authorized management to take all reasonable steps to divest our entire equity interest in the Joint Venture. On June 30, 2006, we completed the sale of our interest in the Joint Venture to CHS. Accordingly, the results of operations of CHS/SRS LLC are included as discontinued operations in the accompanying condensed consolidated statement of operations beginning in the first quarter of 2006.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Results of Continuing Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

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

Revenues were $4,769,271 for the three months ended September 30, 2007, compared to $4,910,203 for the three months ended September 30, 2006, a decrease of $140,932, or 3%. The decrease in revenues was primarily attributable to the declining use of our technology by two of our customers. As indicated in our Quarterly Report for the quarter ended March 31, 2007, filed with the SEC in May 2007, during April 2007, we were informed by Sony, one of our largest licensees, it has begun to distribute televisions that include internally developed audio technology, rather than technology licensed from us. Additionally, as indicated in our Quarterly Report for the quarter ended March 31, 2007, filed with the SEC in May 2007, during April 2007, we were informed by Toshiba that they had elected not to utilize our technology in their personal computers during 2007. These two events negatively impacted our revenues in the third quarter of 2007, and we anticipate these two events to continue to negatively affect our revenues in future periods. Included in our third quarter 2006 revenues was approximately $250,000 from Samsung received as a result of royalty compliance activities. There were no material revenues from such compliance activities during the third quarter of 2007. Offsetting a portion of these noted decreases, we continued to increase flat panel television revenues from our largest customer, Samsung Electronics.

During 2007, the Company entered into a multi-year, license agreement with LG Electronics for the usage of our existing technology for televisions and monitors through December 2010. Beginning in the third fiscal quarter of 2007, the Company recognized revenues from LG for televisions and monitors under the new multi-year license agreement, as well as recognized the final trailing revenue reported by LG for televisions and monitors under the previous license agreement. The Company also closed all open compliance issues with LG, which did not result in a material impact to our financial results of the third quarter of 2007.

Earlier this year, we elected to modify our sales approach in our Greater China Region, in that we are no longer requiring certain of our customers to obtain our technology through bundled arrangements with our integrated circuit (“IC”) partners, but instead are allowing them to license our technology directly from us. We believe that this change will strengthen our relationship with these customers. During the third quarter of 2007, our largest China based television licensee transitioned to this new approach and signed a new contract with the Company. Accordingly, we noted a decrease in revenues of approximately $140,000 from this customer for the third quarter of 2007 as a result of the customer placing into production ICs that had previously been purchased from the IC partner under the prior method. Additionally, we entered into a new agreement with another large China based television manufacturer under a direct relationship and anticipate that this will begin to generate revenues for us during 2008.

Revenues in our Portable Media Devices decreased $195,233, or 27%, for the three months ended September 30, 2007, compared to the same period in the prior year, primarily due to the loss of two MP3 customers in the third and fourth quarters of 2006. Additionally, during the third quarter of 2007, we recognized no revenue from our largest China based customer in this segment as their contract with us expired the prior quarter. We have entered into a new contact with this customer and will begin to recognize revenues under the terms of the new agreement during the fourth quarter of this year.

We continue to recognize increasing revenues from our automotive segment and anticipate that revenues will continue to grow in future periods. Our technology usage is being expanded, particularly by Japan based automotive suppliers and we are continuing to obtain design wins that will generate revenues for us through 2010.

The following table presents our revenues by market:

	Three Months Ended September 30,
	2007	2006
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	70%	66%
Portable Media Devices (Digital Media Player, Headphone)	11%	15%
Automotive	7%	5%
PC (Software, Hardware)	6%	9%
Personal Telecommunications (Mobile Phone, PDA)	6%	5%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $1,460,185 for the three months ended September 30, 2007, compared to $1,743,660 for the same prior year period, a decrease of $283,475, or 16%. This decrease is primarily attributable to decreased marketing management head count and related expenses. Included in sales and marketing expenses is stock based compensation expense of $112,162 and $140,228 for the three months ended September 30, 2007 and 2006, respectively. As a percentage of total revenues, sales and marketing expenses decreased from 36% for the three months ended September 30, 2006 to 31% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $689,901 for the three months ended September 30, 2007, compared to $628,227 for the same prior year period, an increase of $61,674, or 10%. This increase is attributable to an increase in head count and payroll related costs and an increase in stock based compensation expense due to current year stock option grants. Included in research and development expenses is stock based compensation expense of $108,987 and $67,383 for the three months ended September 30, 2007 and 2006, respectively. As a percentage of total revenues, research and development expenses increased from 13% for the three months ended September 30, 2006 to 14% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,436,184 for the three months ended September 30, 2007, compared to $1,277,601 for the same prior year period, an increase of $158,583, or 12%. The increase is primarily attributable to increased legal and accounting fees associated with the protection of SRS’s patents and enforcement of its royalty compliance program. The increase is also attributed to increased costs associated with Sarbanes-Oxley compliance and increased stock based compensation expense due to 2007 stock option grants. Partially offsetting the increases is lower bonus expense. Included in general and administrative expenses is stock based compensation expense of $216,901 and $175,793 for the three months ended September 30, 2007 and 2006, respectively. As a percentage of total revenues, G&A expenses increased from 26% for the quarter ended September 30, 2006 to 30% for the same period this year.

Other Income, Net

Other income, net, consists principally of interest income. Other income, net, was $508,825 for the three months ended September 30, 2007, compared to $291,236 for the same prior year period, an increase of $217,589, or 75%. This increase is primarily attributable to higher interest rates earned on larger cash balances invested.

Provision for Income Taxes

The income tax benefit for the three months ended September 30, 2007 was $18,800, compared to tax expense of $231,620 for the same prior year period. The prior year provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea. We reduced our current quarter tax provision and our valuation allowance on our deferred tax assets by $450,290 based on our assessment of the future realizability of certain deferred tax assets. The current period income tax benefit reflects a tax refund due from the state of California.

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

Income from discontinued operations consists of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operation for the three months ended September 30, 2006 is as follows:

Valence:
Revenues.	$3,312,397
Cost of sales	1,493,004
Gross margin	1,819,393
Total operating expenses	983,356
Income from operations	836,037
Other income, net	23,806
Income before income benefit	859,843
Income tax expense	2,936
Net income from Valence	856,907
Net loss from CHS/SRS LLC	(3,384)
Net income from discontinued operations	853,523
Gain on sale of Valence	260,763
Total income from discontinued operations	$1,114,286

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

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

Revenues were $14,536,526 for the nine months ended September 30, 2007, compared to $13,505,710 for the nine months ended September 30, 2006, an increase of $1,030,816, or 8%. The increase in revenues was primarily attributable to our strong sales in flat panel televisions and monitors in our Home Entertainment market, which grew by $2,694,834, or 44%. Partially offsetting the increases in Home Entertainment was a decrease in revenue from Sony, which began selling products using its own internally developed technology, as well as decreases in the CRT television business. Additionally, we experienced an increase in royalties in the Automotive market of $235,597, or 31%. Offsetting revenue increases in the Home Entertainment and Automotive market was a decrease in revenue in our Portable Media Devices of $1,053,621, or 44%, due to decreased MP3 sales and the loss of two MP3 customers in the third and fourth quarters of 2006.

The following table presents our licensing revenues mix by market:

	Nine Months Ended September 30,
	2007	2006
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	68%	59%
PC (Software, Hardware)	9%	10%
Portable Media Devices (Digital Media Player, Headphone)	9%	18%
Personal Telecommunications (Mobile Phone, PDA)	7%	8%
Automotive	7%	5%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $5,104,195 for the nine months ended September 30, 2007, compared to $5,494,445 for the same prior year period, a decrease of $390,250, or 7%. This decrease is primarily attributable to decreased marketing management head count and related expenses and decreased bonus expense, partially offset by increased headcount in sales. Included in sales and marketing expenses is stock based compensation expense of $382,655 and $438,740 for the nine months ended September 30, 2007 and 2006, respectively. As a percentage of total revenues, sales and marketing expenses decreased from 41% for the nine months ended September 30, 2006 to 35% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $2,366,121 for the nine months ended September 30, 2007, compared to $1,914,255 for the same prior year period, an increase of $451,866, or 24%. This increase is attributable to an increase in head count and payroll related costs and an increase in stock based compensation expense due to current year stock option grants. Included in research and development expenses is stock based compensation expense of $325,173 and $269,544 for the nine months ended September 30, 2007 and 2006, respectively. As a percentage of total revenues, research and development expenses increased from 14% for the nine months ended September 30, 2006 to 16% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $4,105,792 for the nine months ended September 30, 2007, compared to $4,272,598 for the same prior year period, a decrease of $166,806, or 4%. The decrease is primarily attributable a decrease in consultants fees and costs associated with the Company’s separation from its former Chief Financial Officer in the first quarter of 2006, partially offset by an increase in stock based compensation expense. Included in general and administrative expenses is stock based compensation expense of $581,232 and $362,520 for the nine months ended September 30, 2007 and 2006, respectively. As a percentage of total revenues, G&A expenses decreased from 32% for the nine months ended September 30, 2006 to 28% for the same period this year.

Other Income, Net

Other income, net, consists principally of interest income. Other income, net, was $1,511,585 for the nine months ended September 30, 2007, compared to $694,954 for the same prior year period, an increase of $816,631, or 118%. This increase is primarily attributable to higher interest rates earned on larger cash balances invested.

Provision for Income Taxes

The income tax benefit for the nine months ended September 30, 2007 was $18,800, compared to tax expense of $558,788 for the same prior year period. The prior year provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea. We reduced our current quarter tax provision and our valuation allowance on our deferred tax assets by $1,022,205 based on our assessment of the future realizability of certain deferred tax assets. The current period income tax benefit reflects a tax refund due from the state of California.

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

Income from discontinued operations consists of direct revenues and direct expenses of Valence and CHS/SRS LLC. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying condensed consolidated statements of operation for the nine months ended September 30, 2006 is as follows:

Valence:
Revenues.	$7,682,931
Cost of sales	3,562,750
Gross margin	4,120,181
Total operating expenses	3,193,519
Income from operations	926,662
Other income, net	31,669
Income before income tax expense	958,331
Income tax expense	33,632
Net income from Valence	924,699
Net income from CHS/SRS LLC	92,380
Net income from discontinued operations	1,017,079
Gain on sale of Valence	260,763
Gain on sale of CHS/SRS LLC	371,295
Total income from discontinued operations	$1,649,137

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at September 30, 2007 consisted of cash, cash equivalents and long-term investments of $45,429,472. At September 30, 2007, we had cash and cash equivalents of $40,075,552 and long-term investments of $5,353,920. Cash and cash equivalents are short-term highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value because of interest rates. Cash and cash equivalents generally consist of cash, money market funds and instruments with original maturities of three months or less. Investments consist of U.S. government securities rated AAA.

Net cash provided by operating activities was $3,922,769 and $2,044,316 during the nine months ended September 30, 2007 and September 30, 2006, respectively. The $1,878,453 increase in net cash provided by operating activities for the nine months ended September 30, 2007, compared to the same period in the prior year, was primarily a result of the Company not having any cash outflow related to discontinued operations during the nine months ended September 30, 2007 as the discontinued operations were sold in the second and third fiscal quarters of 2006. Partially offsetting the increase, accounts receivable rose by $846,007 during the nine months ended September 30, 2007 compared to $401,462 in the same period in the prior year, primarily due to a significant customer reporting royalties later than in prior periods. Additionally, accounts payable and accrued liabilities decreased $249,444 and $489,159, respectively, during the nine months ended September 30, 2007 as compared to increasing $156,478 and $312,031, respectively, during the same period in the prior year. The changes in liability accounts generally relate to the timing of payments to vendors and changes in accrued commissions and amounts due to employees under the 2007 Bonus and Profit Sharing Plan.

Net cash used in investing activities was $701,606 during the nine months ended September 30, 2007, and net cash provided by investing activities during the same period in the prior year was $13,836,919. The decrease in cash from investing activities is primarily due to the Company selling its available-for-sale investments for $9,993,748 in September 2006 and re-investing the proceeds into cash equivalents. In the prior period, the Company also received $4,300,000 and $371,295 for the sale of Valence and its equity interest in CCH/SRS LLC, respectively. There were no cash inflows or outflows from the discontinued operations in the current period.

Our net cash provided by financing activities from continuing operations was $1,842,964 and $1,493,341 during the nine months ended September 30, 2007 and September 30, 2006, respectively. The increase in net cash provided by financing activities was attributable to the Company not repurchasing any of its common stock in 2007 offset by a decrease in stock option exercises.

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

Changes in Internal Controls.   There have been no changes in our internal controls over financial reporting that occurred during our third quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC., a Delaware corporation

Date: November 6, 2007	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2007	By:	/S/ ULRICH GOTTSCHLING
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

31.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.