Form 10-Q
period 2008-03-31
SRS LABS INC
filed 2008-05-08
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 30, 2008, 16,946,377 of the issuer’s common stock, par value $.001 per share, were outstanding; of this amount, 1,172,662 shares of the common stock were held as treasury shares.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2008

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiary SRSWOWcast.com, Inc.

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this Quarterly Report relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed in our most recently filed Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to, the loss of any one significant customer; the acceptance of new SRS Labs products and technologies; the import of competitive products and pricing; the timely development and release of technologies by the Company; general business and economic conditions, especially in Asia; product and customer concentration in our business; our high dependence on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality; the risk of widespread illness; our dependence on growth in emerging markets; the length and unpredictable nature of our sales cycle; our ability to protect our products through patents and other intellectual property rights; our dependence on key personnel; the volatility of the price of our common stock; provisions that could discourage transactions resulting in a change in control contained in our certificate of incorporation and bylaws as well as Delaware law; competition we face from companies with greater brand recognition and resources; pricing pressures on the consumer electronics product manufacturers; and other factors identified from time to time in our filings with the Securities and Exchange Commission.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$47,687,989	$39,615,291
Accounts receivable, net	384,485	1,138,425
Prepaid expenses and other current assets	1,010,355	893,388

Total Current Assets	49,082,829	41,647,104

Investments available for sale	—	5,451,875
Property and equipment, net	351,726	309,727
Intangible assets, net	2,280,932	2,197,616
Deferred income taxes, net	2,239,276	1,776,202

Total Assets	$53,954,763	$51,382,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$453,247	$529,063
Accrued liabilities	796,977	689,308
Deferred revenue	2,312,050	1,156,836

Total Current Liabilities	3,562,274	2,375,207

Commitments and contingencies (Note 5)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 16,946,377 shares issued; and 15,773,715 and 15,778,715 shares outstanding at March 31, 2008 and December 31, 2007, respectively	16,947	16,947
Additional paid-in capital	74,646,916	74,143,772
Accumulated other comprehensive loss	—	(48,125)
Accumulated deficit	(18,296,744)	(19,155,096)
Treasury stock at cost, 1,172,662 and 1,167,662 shares at March 31, 2008 and December 31, 2007, respectively	(5,974,630)	(5,950,181)

Total Stockholders’ Equity	50,392,489	49,007,317

Total Liabilities and Stockholders’ Equity	$53,954,763	$51,382,524

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$4,940,988	$5,072,403
Cost of sales	25,949	38,540

Gross profit	4,915,039	5,033,863

Operating expenses:
Sales and marketing	2,143,622	1,876,293
Research and development	926,762	861,625
General and administrative	1,438,358	1,377,427

Total operating expenses	4,508,742	4,115,345

Operating income	406,297	918,518
Other income, net	449,961	493,796
Income before income taxes	856,258	1,412,314
Income taxes	(2,094)	—
Net income	$858,352	$1,412,314

Net income per common share:
Basic	$0.05	$0.09
Diluted	$0.05	$0.08

Weighted average shares used in the per share calculation:
Basic	15,778,188	15,992,704
Diluted	16,305,095	17,081,524

 See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total	Income
BALANCE, December 31, 2007	15,778,715	$16,947	$74,143,772	$(48,125)	$(19,155,096)	$(5,950,181)	$49,007,317
Purchase of treasury stock	(5,000)					(24,449)	(24,449)
Stock-based compensation	—	—	503,144	—	—	—	503,144
Unrealized gain on investments available for sale, net of tax	—	—	—	48,125	—	—	48,125	48,125
Net income	—	—	—	—	858,352	—	858,352	858,352

BALANCE, March 31, 2008	15,773,715	$16,947	$74,646,916	$—	$(18,296,744)	$(5,974,630)	$50,392,489	$906,477

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$858,352	$1,412,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,839	184,049
Provision for doubtful accounts	—	20,927
Deferred taxes	(463,074)	(313,060)
Stock-based compensation expense	503,144	426,842
Changes in operating assets and liabilities:
Accounts receivable	753,940	246,072
Prepaid expenses and other current assets	(116,967)	183,556
Accounts payable	(75,816)	(377,614)
Accrued liabilities	107,669	(442,816)
Deferred revenue	1,155,214	(154,565)
Net cash provided by operating activities	2,897,301	1,185,705

Cash Flows from Investing Activities:
Proceeds from sale of investments	5,500,000	—
Purchase of property and equipment	(90,672)	(31,410)
Expenditures related to intangible assets	(209,482)	(156,721)
Net cash provided by (used in) investing activities	5,199,846	(188,131)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	1,104,601
Purchase of treasury stock	(24,449)	—
Net cash (used in) provided by financing activities	(24,449)	1,104,601

Net Increase in Cash and Cash Equivalents	8,072,698	2,102,175
Cash and Cash Equivalents, Beginning of Period	39,615,291	35,011,425

Cash and Cash Equivalents, End of Period	$47,687,989	$37,113,600

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$411,748	$277,041
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized gain on investments, net	$48,125	$44,715

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Basis of Presentation and Summary of Significant Accounting Policies and Estimates

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiary SRSWOWcast.com, Inc.  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results could differ materially from those estimates. See the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 for an additional discussion of the significant accounting policies and estimates used in the preparation of our financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value because of interest rates. Cash and cash equivalents generally consist of cash, money market funds and instruments with original maturities of three months or less when purchased.

Customer Concentrations

Our revenue is solely derived from licensing.  For the three months ended March 31, 2008, one customer, Samsung, accounted for approximately 42% of our revenue.  For the same period in the prior year, two customers, Samsung and Sony, accounted for approximately 23% and 12%, respectively, of our revenue.

Income Taxes

The Company has net operating loss carryforwards to offset income taxes. Consequently, no provision is reflected in the accompanying interim financial statements.  Refer to our Annual Report on Form 10-K for additional disclosure.

2.                                      Intangible Assets

Intangible assets consist of the following:

	March 31, 2008	December 31, 2007
Patents	$3,447,651	$3,315,343
Accumulated amortization	(1,703,382)	(1,622,954)
Patents, net	1,744,269	1,692,389
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Capitalized software and hardware for several technologies	740,484	663,310
Total of other intangibles	1,380,555	1,303,381
Accumulated amortization, other intangibles	(843,892)	(798,154)
Other intangibles, net	536,663	505,227
Intangible assets, net	$2,280,932	$2,197,616

Amortization periods range from three to ten years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three Months Ended March 31,
	2008	2007
Patents	$80,428	$66,911
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	16,002	16,002
Capitalized software and hardware for several technologies	29,736	47,701
Total intangible amortization expense	$126,166	$130,614

As of March 31, 2008, the weighted average useful life of the Company’s patents and intangible assets was approximately 6.7 years. The following table shows the estimated amortization expense for those assets for the remaining nine months of the current fiscal year and each of the four succeeding fiscal years and thereafter:

Years Ending December 31,	Estimated Expense
2008	$443,008
2009	367,190
2010	330,769
2011	291,739
2012	273,876
Thereafter	574,350
Total	$2,280,932

3.                                      Investments Available for Sale

At December 31, 2007, the Company has classified its investments as available for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  In March 2008, the investment available for sale was called by the bond issuer prior to its stated maturity date.  The proceeds from the sale were $5,500,000.  The proceeds were immediately invested in a money market fund and are included in cash equivalents as of March 31, 2008.  There was no realized gain or loss recognized on the transaction.

4.                                      Net Income Per Common Share

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

               Basic and diluted net income per share computed in accordance with SFAS 128 are as follows:

	For the Three Months Ended March 31,
	2008	2007
BASIC EPS
Net income	$858,352	$1,412,314
Denominator: weighted average common shares outstanding	15,778,188	15,992,704
Net income per share	$0.05	$0.09

DILUTED EPS
Net income	$858,352	$1,412,314
Denominator: weighted average common shares outstanding	15,778,188	15,992,704
Common equivalent shares outstanding:
Options	526,908	1,088,820
Total diluted shares	16,305,096	17,081,524
Net income per share	$0.05	$0.08

There were outstanding options to purchase an aggregate of 2,086,098 and 392,420 shares of the Company’s common stock for the quarters ended March 31, 2008 and 2007, respectively, that were not included in the table above because they would be anti-dilutive.

5.                                      Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

6.                                      Segment Information

The Company operates in one reportable segment as disclosed in our Annual Report on Form 10-K.  The following schedule presents the Company’s revenue by geographic area. Revenue is summarized based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South Americas.

	Three Months Ended March 31,
	2008	%	2007	%
Geographic Area Revenue:
Korea	$2,523,455	51%	$1,787,920	35%
Japan	1,695,653	34%	2,364,509	46%
Americas	358,282	7%	501,885	10%
China	276,312	6%	407,444	8%
Europe	87,286	2%	10,645	1%

Total	$4,940,988	100%	$5,072,403	100%

7.                                      Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. We do not expect the adoption of SFAS No. 141 (R) will have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect the adoption of SFAS No. 160 will have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for this statement is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Accordingly, we adopted SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial position or consolidated results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements became effective for us beginning January 1, 2008.  The adoption of SFAS No. 157 did not have a material effect on our consolidated financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  License and royalty agreements generally provide for the license of technologies for a fee based on the number of units distributed by the licensee.  However, we have in the past and may again in the future, enter into a license agreement for a one-time fee. Also included in licensing revenue are revenues generated from the sale of hardware and software applications into the PC and broadcast audio markets.

Our revenues were $4,940,988 for the three months ended March 31, 2008, compared to $5,072,403 for the three months ended March 31, 2007, a decrease of $131,415 or 3%.  Revenues in our Home Entertainment market grew by $393,456 or 11.8%, primarily due to increased revenues associated with flat panel televisions, offset by decreased revenues associated with CRT and Set-Top Box revenues.  Revenues associated with advanced displays, which is comprised of LCD and Plasma flat panel televisions and monitors and projection televisions, grew by $554,376 or 19% primarily due to increased revenues from Samsung offset by decreased revenue from Sony.  Revenues in each of our other four markets decreased, as follows.  Revenues in the PC market decreased by $354,664 or 62% due to the loss in 2007 of our major customer in this market.  Significant revenues were received from this customer through the second quarter of 2007 and therefore we expect that the negative trend related to this customer will continue through the second quarter of this fiscal year.  Revenues in personal telecommunications decreased by $113,756 or 29% due to lower unit volume shipments by a significant customer in the Japan market, partially offset by increased revenues from a significant customer in the United States market.

The following table presents our licensing revenues mix by market:

	Three Months Ended March 31,
	2008	2007
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	76%	66%
Portable Media Devices (Digital Media Player, Headphone)	7%	8%
Automotive	7%	7%
Personal Telecommunications (Mobile phone, PDA)	6%	8%
PC (Software, Hardware)	4%	11%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $2,143,622 for the three months ended March 31, 2008, compared to $1,876,293 for the same prior year period, an increase of $267,329 or 14%.  This increase is primarily attributable to a 25% increase in sales and marketing personnel.  In February 2008, we hired a Vice President of Marketing, who will be a key leader in driving the Company’s marketing efforts to cultivate and elevate the SRS brand globally.  We also spent additional marketing and advertising dollars at the Consumer Electronics Show in January 2008 to elevate brand awareness.  Included in sales and marketing expenses is stock based compensation expense of $141,894 and $141,800 for the three months ended March 31, 2008 and 2007, respectively.  In 2008, we expect to continue to invest in our sales and marketing activities, particularly by hiring additional sales and marketing personnel and increasing our branding efforts. As a percentage of total revenues, sales and marketing expenses increased from 37% for the quarter ended March 31, 2007 to 43% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $926,762 for the three months ended March 31, 2008, compared to $861,625 for the same prior year period, an increase of $65,137 or 8%.  This increase is primarily attributable to a 7% increase in head count and payroll related costs and an increase in travel to support our global licensees.  Included in research and development expenses is stock based compensation expense of $123,626 and $101,725 for the three months ended March 31, 2008 and 2007, respectively.  We expect that research and development expenses will continue to increase in 2008 as we continue to expand our intellectual property portfolio, which we believe is critical to our business, and as we seek to accelerate the implementation of our technology with a greater number of customers and devices. As a percentage of total revenues, research and development expenses increased from 17% for the quarter ended March 31, 2007 to 19% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,438,358 for the three months ended March 31, 2008, compared to $1,377,427 for the same prior year period, an increase of $60,931 or 4%. The increase is primarily attributable to an increase in stock based compensation expense of $54,307.  Included in general and administrative expenses is stock based compensation expense of $237,624 and $183,317 for the three months ended March 31, 2008 and 2007, respectively.  As a percentage of total revenues, G&A expenses increased from 27% for the quarter ended March 31, 2007 to 29% for the same period this year.

Other Income, Net

Other income, net consists primarily of interest income. Other income, net was $449,961 for the three months ended March 31, 2008, compared to $493,796 for the same prior year period, a decrease of $43,835 or 9%. This decrease is primarily attributable to lower interest rates earned on cash balances invested.

Provision for Income Taxes

The income tax benefit for the three months ended March 31, 2008 was $2,094, compared to income taxes of $0 for the same prior year period.  The provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $463,074 and $313,060 for the three months ended March 31, 2008 and 2007, respectively, based on our assessment of the future realizability.

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at March 31, 2008 consisted of cash and cash equivalents of $47,687,989. Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less.

Net cash provided by operating activities was $2,897,301 and $1,185,705 during the three months ended March 31, 2008 and March 31, 2007, respectively.  The increase in our operating cash flows is primarily the result of an increase in our deferred revenue of $1,155,214 during the three months ended March 31, 2008 compared to a decrease of $154,565 during the three months ended March 31, 2007.  The increase in deferred revenue during the three months ended March 31, 2008 was primarily due to the Company entering into a multi-year license agreement with LG Electronics in October 2007 for the use of our existing technology for television and monitors through December 2010.  We received the final lump sum payment under this agreement in the three months ended March 31, 2008.  Additionally, accounts receivable decreased $753,940 compared to $246,072 during the three months ended March 31, 2008 and 2007, respectively, due to timing of billing and cash receipts.  Accounts payable and accrued liabilities in total increased $31,853 and decreased $820,430 during the three months ended March 31, 2008 and 2007, respectively.  The changes in liability accounts generally relate to the timing of payments to vendors and changes in accrued commissions and amounts due to employees under our Profit Sharing and Bonus Plan.

Net cash provided by investing activities was $5,199,846 during the three months ended March 31, 2008, and net cash used in investing activities during the same period in the prior year was $188,131.  The increase in net cash used by investing activities was attributable primarily to the proceeds received from the sale of available-for-sale securities.

Our net cash used in financing activities was $24,449 during the three months ended March 31, 2008, and net cash provided by financing activities during the same period in the prior year was $1,104,601. The decrease in net cash provided by financing activities was mainly attributable to the absence of any stock option exercises during the three months ended March 31, 2008.

We expect expenditures related to patents and intangible assets to increase in the future consistent with the growth in our licensing business, as we continue to invest in the development of new technologies.

Based on current plans and business conditions, we expect that our cash and cash equivalents together with any amounts generated from operations will be sufficient to meet our cash requirements for the next twelve months. However, we cannot guarantee that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Please refer to Item 1A, “Risk Factors” in our annual report on Form 10-K for fiscal year 2007 for information concerning these and other uncertainties that could negatively impact us.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during our first quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.1

Salary adjustment for Alan Kraemer, Executive Vice President, Chief Technology Officer, Ulrich Gottschling, Chief Financial Officer, and Sarah Yang, Vice President, Software Engineering, as approved on January 2, 2008, previously filed with the SEC on the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2008, which is incorporated herein by reference.

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

SRS LABS, INC., a Delaware corporation

Date: May 8, 2008	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2008	By:	/S/ ULRICH GOTTSCHLING
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

10.1

Salary adjustment for Alan Kraemer, Executive Vice President, Chief Technology Officer, Ulrich Gottschling, Chief Financial Officer, and Sarah Yang, Vice President, Software Engineering, as approved on January 2, 2008, previously filed with the SEC on the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2008, which is incorporated herein by reference.

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