Form 10-Q
period 2008-06-30
SRS LABS INC
filed 2008-08-07
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 28, 2008, 15,776,115 of the issuer’s common stock, par value $.001 per share, were outstanding.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2008

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiary SRSWOWcast.com, Inc.

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this Quarterly Report relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, and our potential stock repurchases are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed in our most recently filed Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to, the loss of any one significant customer; the acceptance of new SRS Labs products and technologies; the import of competitive products and pricing; the timely development and release of technologies by the Company; general business and economic conditions, especially in Asia; product and customer concentration in our business; our high dependence on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality; the risk of widespread illness; our dependence on growth in emerging markets; the length and unpredictable nature of our sales cycle; our ability to protect our products through patents and other intellectual property rights; our dependence on key personnel; the volatility of the price of our common stock; provisions that could discourage transactions resulting in a change in control contained in our certificate of incorporation and bylaws as well as Delaware law; competition we face from companies with greater brand recognition and resources; pricing pressures on the consumer electronics product manufacturers; and other factors identified from time to time in our filings with the Securities and Exchange Commission.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$42,332,790	$39,615,291
Accounts receivable, net	419,808	1,138,425
Prepaid expenses and other current assets	790,393	893,388
Short-term investments	4,984,000	—

Total Current Assets	48,526,991	41,647,104

Investments available for sale	—	5,451,875
Property and equipment, net	342,443	309,727
Intangible assets, net	2,271,816	2,197,616
Deferred income taxes, net	2,601,131	1,776,202

Total Assets	$53,742,381	$51,382,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$591,826	$529,063
Accrued liabilities	794,779	689,308
Deferred revenue	2,012,476	1,156,836

Total Current Liabilities	3,399,081	2,375,207

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 15,790,315 and 16,946,377 shares issued; and 15,776,115 and 15,778,715 shares outstanding at June 30, 2008 and December 31, 2007, respectively	15,791	16,947
Additional paid-in capital	69,130,329	74,143,772
Accumulated other comprehensive loss	—	(48,125)
Accumulated deficit	(18,705,216)	(19,155,096)
Treasury stock at cost, 14,200 and 1,167,662 shares at June 30, 2008 and December 31, 2007, respectively	(97,604)	(5,950,181)

Total Stockholders’ Equity	50,343,300	49,007,317

Total Liabilities and Stockholders’ Equity	$53,742,381	$51,382,524

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$4,178,144	$4,694,852	$9,119,132	$9,767,255
Cost of sales	40,370	40,522	66,319	79,062

Gross profit	4,137,774	4,654,330	9,052,813	9,688,193

Operating expenses:
Sales and marketing	2,483,915	1,767,717	4,627,537	3,644,010
Research and development	852,771	814,595	1,779,533	1,676,220
General and administrative	1,527,597	1,292,181	2,965,955	2,669,608

Total operating expenses	4,864,283	3,874,493	9,373,025	7,989,838

Operating (loss) income	(726,509)	779,837	(320,212)	1,698,355
Other income, net	333,363	508,964	783,324	1,002,760
(Loss) income before income taxes	(393,146)	1,288,801	463,112	2,701,115
Income taxes	15,326	—	13,232	—
Net (loss) income	(408,472)	1,288,801	449,880	2,701,115

Net (loss) income per common share:
Basic	$(0.03)	$0.08	$0.03	$0.17
Diluted	$(0.03)	$0.08	$0.03	$0.16

Weighted average shares used in the per share calculations:
Basic	15,777,795	16,202,909	15,777,991	16,106,312
Diluted	15,777,795	16,652,184	16,280,923	16,448,156

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive Income for the Period
	Shares	Amount	Capital	Loss	Deficit	Stock	Total	Ended
BALANCE, December 31, 2007	15,778,715	$16,947	$74,143,772	$(48,125)	$(19,155,096)	$(5,950,181)	$49,007,317
Proceeds from exercise of stock options	16,600	17	42,772	—	—	—	42,789
Purchase of treasury stock	(19,200)	—	—	—	—	(122,053)	(122,053)
Cancellation of treasury stock	—	(1,173)	(5,973,457)	—	—	5,974,630	—
Stock based compensation	—	—	917,242	—	—	—	917,242
Unrealized gain on investments available for sale, net of tax	—	—	—	48,125	—	—	48,125	48,125
Net income	—	—	—	—	449,880	—	449,880	449,880

BALANCE, June 30, 2008	15,776,115	$15,791	$69,130,329	$—	$(18,705,216)	$(97,604)	$50,343,300	$498,005

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$449,880	$2,701,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	347,947	371,319
Provision for doubtful accounts	7,470	68,234
Deferred taxes	(824,929)	(571,915)
Stock-based compensation expense	917,242	851,010
Changes in operating assets and liabilities:
Accounts receivable	711,147	(458,418)
Prepaid expenses and other current assets	102,995	232,907
Accounts payable	62,763	(238,286)
Accrued liabilities	105,471	(359,134)
Deferred revenue	855,640	(292,713)
Net cash provided by operating activities	2,735,626	2,304,119

Cash Flows from Investing Activities:
Purchase of property and equipment	(128,180)	(70,225)
Purchase of investments	(4,984,000)	—
Proceeds from sale of investments	5,500,000	—
Expenditures related to intangible assets	(326,683)	(444,449)
Net cash provided by (used in) investing activities	61,137	(514,674)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	42,789	1,815,555
Purchase of treasury stock	(122,053)	—
Net cash (used in) provided by financing activities	(79,264)	1,815,555

Net Increase in Cash and Cash Equivalents	2,717,499	3,605,000
Cash and Cash Equivalents, Beginning of Period	39,615,291	35,011,425
Cash and Cash Equivalents, End of Period	$42,332,790	$38,616,425

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$783,846	$571,915
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized gain on investments	$48,125	$3,465

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Basis of Presentation and Summary of Significant Accounting Policies and Estimates

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiary SRSWOWcast.com, Inc.  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.  Amounts related to disclosure of December 31, 2007 balances within these condensed consolidated financial statements were derived from the audited 2007 consolidated financial statements.

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

Customer Concentrations

Our revenue is primarily derived from licensing.  For the three months ended June 30, 2008, Samsung accounted for approximately 38% of the licensing revenue.  For the same period in the prior year, Samsung and Sony accounted for approximately 25% and 12%, respectively, of the licensing revenue.  For the six months ended June 30, 2008, Samsung accounted for approximately 40% of the licensing revenue.  For the same period in the prior year, Samsung and Sony accounted for approximately 24% and 12%, respectively, of the licensing revenue.

Income Taxes

The Company has net operating loss carryforwards to offset income taxes. Consequently, no provision is reflected in the accompanying interim financial statements.  Refer to our Annual Report on Form 10-K for additional disclosure.

2.                                      Intangible Assets

Intangible assets consist of the following:

	June 30, 2008	December 31, 2007
Patents	$3,537,118	$3,315,343
Accumulated amortization	(1,767,194)	(1,622,954)
Patents, net	1,769,924	1,692,389
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Capitalized software and hardware for several technologies	555,106	663,310
Total of other intangibles	1,195,177	1,303,381
Accumulated amortization, other intangibles	(693,285)	(798,154)
Other intangibles, net	501,892	505,227
Intangible assets, net	$2,271,816	$2,197,616

Amortization periods range from three to ten years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Patents	$74,511	$72,597	$154,939	$139,508
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	16,002	16,002	32,003	32,004
Capitalized software and hardware	30,894	44,282	60,631	91,983
Total intangible amortization expense	$121,407	$132,881	$247,573	$263,495

As of June 30, 2008, the weighted average useful life of the Company’s patents and intangible assets was approximately 6.75 years. The following table shows the estimated amortization expense for those assets for the remaining six months of the current fiscal year and each of the four succeeding fiscal years and thereafter:

Years Ending December 31,	Estimated Expense
2008	$226,226
2009	384,038
2010	347,349
2011	315,609
2012	292,273
Thereafter	706,321
Total	$2,271,816

3.                                      Net Income Per Common Share

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”), which requires the disclosure of basic and diluted net income or loss per share for all current and prior periods. Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income or loss per common share reflects the maximum dilution, based on the average price of the Company’s common stock during each period, and is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised.

Basic and diluted net income per share computed in accordance with SFAS No. 128 for the three and six months ended June 30, 2008 and 2007 are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
BASIC EPS
Net (loss) income	$(408,472)	$1,288,801	$449,880	$2,701,115
Denominator: weighted average common shares outstanding	15,777,795	16,202,909	15,777,991	16,106,312
Net (loss) income per share—basic	$(0.03)	$0.08	$0.03	$0.17

DILUTED EPS
(Loss) income	$(408,472)	$1,288,801	$449,880	$2,701,115
Denominator: weighted average common shares outstanding	15,777,795	16,202,909	15,777,991	16,106,312
Common equivalent shares outstanding:
Options	—	449,275	502,932	341,844
Total diluted shares	15,777,795	16,652,184	16,280,923	16,448,156
Net (loss) income per share—diluted	$(0.03)	$0.08	$0.03	$0.16

There were outstanding options to purchase an aggregate of 3,069,248 and 1,937,419 shares of the Company’s common stock for the three months and six months ended June 30, 2008, that were not included in the table above because they would be anti-dilutive. There were outstanding options to purchase an aggregate of 530,670 shares of the Company’s common stock for the three and six months ended June 30, 2007,that were not included in the table above because they would be anti-dilutive.

4.                                      Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

5.                                      Segment Information

The Company operates in one reportable segment as disclosed in our Annual Report on Form 10-K.  The following schedule presents the Company’s revenue by geographic area. Revenue is summarized based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South Americas.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%
Geographic Area Revenue:

Korea	$2,136,306	51	$1,770,091	38	$4,659,761	51	$3,558,011	37
Japan	1,323,778	32	1,974,305	42	3,019,431	33	4,338,814	44
Americas	435,199	11	494,595	11	793,482	9	996,480	10
China	225,750	5	442,884	9	502,061	5	850,328	9
Europe	57,111	1	12,977	—	144,397	2	23,622	—
Total	$4,178,144	100	$4,694,852	100	$9,119,132	100	$9,767,255	100

6.                                      Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. We do not presently expect the adoption of SFAS No. 141 (R) will have a material effect on our consolidated financial position or results of operations.

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

7.                                      Share Repurchase Program

On May 19, 2008, the Company’s Board of Directors approved a stock repurchase program.  Under the stock repurchase program, the Company was seeking to acquire up to $10.0 million of the Company’s outstanding common stock for a period from May 20, 2008 to November 19, 2008.   During the second fiscal quarter, the Company repurchased a total of 14,200 shares of the Company’s outstanding common stock. The Company has suspended this repurchase program and announced its intention to conduct a “Dutch auction” tender offer in August 2008, pursuant to which the Company may purchase its common stock with an aggregate purchase price of up to $10.0 million. There is no guarantee that this tender offer will be completed and any such tender offer will be subject to the terms and conditions described in the offer to purchase and related materials that the Company intends to file with the SEC.

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

Overview

We are a leading developer and provider of audio and voice technology solutions for the home entertainment, portable media device, personal telecommunications, personal computer, automotive, and broadcast markets.  Our operations are conducted through SRS Labs, Inc., the parent company, and its wholly-owned subsidiary, SRSWOWcast.com, Inc. Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers, or OEMs, software providers and semiconductor companies, and licensing and marketing hardware and software products for the the PC and broadcast audio markets.

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

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of critical accounting policies which include revenue recognition, valuation of accounts receivable, valuation of intangible assets and capitalization of software, recognition and measurement of current and deferred income tax assets and liabilities, and stock-based compensation.  During the six months ended June 30, 2008, there were no material changes to these policies.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

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

The following table presents our licensing revenues mix by market:

	Three Months Ended June 30,
	2008	2007
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	65%	68%
Portable Media Devices (Digital Media Player, Headphone)	11%	9%
Automotive	9%	6%
Personal Telecommunications (Mobile Phone, PDA)	9%	7%
PC (Software, Hardware)	6%	10%

Our revenues were $4,178,144 for the three months ended June 30, 2008, compared to $4,694,852 for the three months ended June 30, 2007, a decrease of $516,708 or 11%.  Revenues in our Home Entertainment market decreased by

$457,266 or 14%, primarily due to decreased revenues associated with flat panel televisions and Set-Top Box revenues of $329,861 and $98,502, respectively.  Revenues associated with advanced displays, which is comprised of LCD and Plasma flat panel televisions and monitors and projection televisions, decreased by $329,861 or 12% primarily due to decreased revenue from Sony and Toshiba, offset by increased revenue from Samsung.  Revenues in the PC market decreased by $223,402 or 48% due to the loss in 2007 of our major customer in this market.  Significant revenues were received from this customer through the second quarter of 2007 and significantly decreased thereafter.  Therefore, we expect that the negative trend related to this customer will cease after this quarter.  Revenues in the Automotive market increased $55,749 or 19% due to increase revenues from several customers in Japan who provide line install, dealer option and after market automotive audio systems to many of the significant Japanese automotive manufacturers.  Revenues in the portable media devices increased by $49,556 or 12% primarily due to an increase in revenue from Samsung Techwin due to the release of new models.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $2,483,915 for the three months ended June 30, 2008, compared to $1,767,717 for the same prior year period, an increase of $716,198 or 41%.  This increase is primarily attributable to the hiring of eight additional sales and marketing personnel and due to increased branding efforts.   Included in sales and marketing expenses is stock based compensation expense of $127,962 and $128,693 for the three months ended June 30, 2008 and 2007, respectively.  We expect that sales and marketing expenses will continue to increase as we hire additional sales personnel to penetrate target markets and key regions and as we continue to increase our marketing efforts to cultivate and elevate the SRS brand globally.  As a percentage of total revenues, sales and marketing expenses increased from 38% for the three months ended June 30, 2007 to 59% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $852,771 for the three months ended June 30, 2008, compared to $814,595 for the same prior year period, an increase of $38,176 or 5%.  This increase is attributable to hiring two additional engineers at the end of the current quarter and increased travel to support our global licensees.  Included in research and development expenses is stock based compensation expense of $85,324 and $114,461 for the three months ended June 30, 2008 and 2007, respectively.  We expect that research and development expenses will continue to increase as we seek to accelerate the implementation of our technology with a greater number of customers and devices.  As a percentage of total revenues, research and development expenses increased from 17% for the three months ended June 30, 2007 to 20% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,527,597 for the three months ended June 30, 2008, compared to $1,292,181 for the same prior year period, an increase of $235,416 or 18%. The increase is primarily attributable to an increase in accounting, legal and other professional fees.  Included in general and administrative expenses is stock based compensation expense of $200,812 and $181,014 for the three months ended June 30, 2008 and 2007, respectively.  As a percentage of total revenues, G&A expenses increased  from 28% for the quarter ended June 30, 2007 to 37% for the same period this year.

Interest Income

Interest income was $333,363 for the three months ended June 30, 2008, compared to $508,964 for the same prior year period, a decrease of $175,601, or 35%. This decrease is primarily attributable to lower interest rates earned on cash balances invested.

Provision for Income Taxes

The income tax expense for the three months ended June 30, 2008 was $15,326, compared to a tax expense of $0 for the same prior year period.  The prior year provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our current quarter tax provision and our valuation allowance on our deferred tax assets by $361,855 and $258,856 for the three months ended June 30, 2008 and 2007, respectively, based on our assessment of the future estimated realization of such assets.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

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

The following table presents our licensing revenues mix by market:

	Six Months Ended June 30,
	2008	2007
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	71%	67%
Portable Media Devices (Digital Media Player, Headphone)	9%	8%
Automotive	8%	7%
Personal Telecommunications (Mobile Phone, PDA)	7%	7%
PC (Software, Hardware)	5%	11%

Licensing revenues were $9,119,132 for the six months ended June 30, 2008, compared to $9,767,255 for the six months ended June 30, 2007, a decrease of $648,123 or 7%.  The decrease in licensing revenues was primarily attributable to a decrease in PC revenue of $578,065 or 56% due to the loss of our major customer in this market. This customer contributed $519,384 in revenue during the first six months of 2007.  There were no significant amounts of revenue derived from this customer after the second fiscal quarter of 2007.   Revenue from Personal Telecommunications decreased $90,101 or 12% during the six months ended June 30, 2008, as compared to the same period in the prior year, due to lower volume shipments by NEC in the first quarter of 2008.   Revenue from the Home Entertainment market remained flat year over year.  Sales in flat panel televisions and monitors in our Home Entertainment market grew by $224,515 or 4%.  Offsetting the increase in flat panel televisions is a decrease in Set-Top Box and CRT revenue of $207,387 and $75,647, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $4,627,537 for the six months ended June 30, 2008, compared to $3,644,010 for the same prior year period, an increase of $983,527 or 27%.  This increase is primarily attributable to payroll and related costs associated with hiring an additional eight sales and marketing personnel in the first half of 2008.   Included in sales and marketing expenses is stock based compensation expense of $269,856 and $270,493 for the six months ended June 30, 2008 and 2007, respectively.  As a percentage of total revenues, sales and marketing expenses increased from 37% for the six months ended June 30, 2007 to 51% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,779,533 for the six months ended June 30, 2008, compared to $1,676,220 for the same prior year period, an increase of $103,313 or 6%.  This increase is attributable to an increase in head count and payroll related costs. Included in research and development expenses is stock based compensation expense of $208,950 and $216,186 for the six months ended June 30, 2008 and 2007, respectively.  As a percentage of total revenues, research and development expenses increased from 17% for the six months ended June 30, 2007 to 20% for the same period this year.

General and Administrative

G&A expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $2,965,955 for the six months ended June 30, 2008, compared to $2,669,608 for the same prior year period, an increase $296,347 or 11%. The increase is primarily attributable to an increase in professional fees, associated with legal, accounting and corporate matters, and an increase in stock based compensation expense.  Included in general and administrative expenses is stock based compensation expense of $438,436 and $364,331 for the six months ended June 30, 2008 and 2007, respectively.  As a percentage of total revenues, G&A expenses increased from 27% for the six months ended June 30, 2007 to 33% for the same period this year.

Interest Income

Interest income was $783,324 for the six months ended June 30, 2008, compared to $1,002,760 for the same prior year period, a decrease of $219,436 or 22%. This decrease is primarily attributable to lower interest rates earned on cash balances invested.

Provision for Income Taxes

The income tax expense for the six months ended June 30, 2008 was $13,232, compared to tax expense of $0 for the same prior year period.  The prior year provision consists primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our current period tax provision and our valuation allowance on our deferred tax assets by $824,929 and $571,915 for the six months ended June 30, 2008 and 2007, respectively, based on our assessment of the future estimated realization of such assets.

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at June 30, 2008 consisted of cash, cash equivalents and short-term investments of $47,316,790.  At June 30, 2008, we had cash and cash equivalents of $42,332,790 and short-term investments of $4,984,000. Cash and cash equivalents are short-term highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value because of interest rates.  Cash and cash equivalents generally consist of cash, money market funds and instruments with original maturities of three months or less. Short term investments consist of certificates of deposit with original maturities of six months.

Net cash provided by operating activities was $2,735,626 and $2,304,119 during the six months ended June 30, 2008 and June 30, 2007, respectively. The $431,507 increase in net cash provided by operating activities for the six months ended June 30, 2008, compared to the same period in the prior year, was primarily a result of an increase of $855,640 in deferred revenue for the six months ended June 30, 2008 compared to a decrease of $292,713 during the six months ended June 30, 2008.   The increase in deferred revenue during the six months ended June 30, 2008 was primarily due to the Company entering into a multi-year license agreement with LG Electronics in October 2007 for the use of our existing technology for television and monitors through December 2010.  We received the final lump sum payment under this agreement in the six months ended June 30, 2008.  Additionally, accounts receivable decreased by $711,147 during the six months ended June 30, 2008 compared to an increase of $458,418 in the same period in the prior year, due to timing of billing and cash receipts.  Additionally, accounts payable and accrued liabilities increased $62,763 and $105,471, respectively, during the six months ended June 30, 2008 as compared to decreasing $238,286 and $359,134, respectively, in the same period in the prior year.  The changes in liability accounts generally relate to the timing of payments to vendors and changes in accrued commissions and amounts due to employees under our Profit Sharing and Bonus Plan.  Offsetting the increases in working capital, net income for the six months ended June 30, 2008 decreased $2,251,235 from the same period in the prior year.

Our net cash provided by investing activities was $61,137 during the six months ended June 30, 2008, and net cash used by investing activities was $514,674 during the six months ended June 30, 2007. The increase in net cash provided by investing activities was attributable primarily to the receipt of $5,500,000 from the sale of investments during the six months ended June 30, 2008.  Offsetting this increase, the Company purchased short-term investments during the six months ended June 30, 2008 totaling $4,984,000.

Our net cash used in financing activities was $79,264 during the six months ended June 30, 2008, and net cash provided by financing activities was $1,815,555 during the six months ended June 30, 2007. The decrease in net cash provided by financing activities was primarily attributable to a decrease in stock option exercises.  The Company expects to continue to use a portion of its cash to purchase treasury stock under the stock repurchase program announced in May 2008.

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

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during our second quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

You should carefully consider the risk factors described below, as well as the other information included in this Report, prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

Our business and future prospects depend on the strength of our brand and our continued recognition as an industry standard in our existing or future markets.  If we do not maintain and strengthen our brand, our business will be materially harmed.

Maintaining and strengthening the “SRS” brand and our position as an industry standard is critical to maintaining and expanding our licensing revenues and licensing relationships, as well as to our ability to enter into new markets for our technologies.  Our continued success depends, in part, on our reputation for providing high quality technologies across a wide range of consumer products, including home electronics, personal computing devices, automotive entertainment systems, cell phones, PDAs and PCs.  If we fail to promote, maintain and expand the SRS brand successfully, our business and future prospects will suffer.  Maintaining and strengthening our brand will depend heavily on our ability to continue to develop innovative technologies for the entertainment industry and to continue to provide high quality technologies, which we may not do successfully. Moreover, we believe that the likelihood that our technologies will be adopted as industry standards in other markets and for various applications depends, in large part, upon the strength of our brand, because professional organizations and industry participants are more likely to accept, as an industry standard, technologies developed by a well-respected and well-known brand.  If our technologies are not recognized as industry standards in existing or future markets, our ability to enter into new licensing arrangements or expand our revenues will be adversely affected.

We are exposed to risks in our licensing business related to product and customer concentration.

Currently, we generate a majority of our revenue in the home theater market, principally through the inclusion of SRS technology inside LCD and Plasma televisions, and set-top boxes. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. While consumer spending in general on consumer electronic products has increased, retail prices for certain consumer electronics products that include our audio technology have decreased significantly. We expect that this trend will continue for the foreseeable future. In addition, from time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenues. For example, for the year ended December 31, 2007, Samsung accounted for approximately 28% of our consolidated revenues. These manufacturers could develop their own technologies or decide to exclude our audio rendering technology from their products altogether in an effort to reduce costs. The loss of any key customer could have a material adverse affect on our financial condition and results of operations.

We depend on the sale by our licensees of products that incorporate our technologies, and a reduction in those sales would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to manufacturers of consumer electronics products. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies and the ability of such licensees to achieve broad market acceptance for such products. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products to pay us a specified royalty for products shipped that incorporate our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units. Accordingly, if our licensees sell fewer products incorporating our technologies, decline to market products incorporating our technologies, or otherwise face significant economic difficulties, our revenue will decline. Lower sales of products incorporating our technologies could occur for a number of reasons including, but not limited to, new product introductions and technological advancements, the existence of competing products, changes in consumer tastes or trends, or changes in industry standards, as well as increased market saturation for the products incorporating our technologies or alternate consumer entertainment options, any of which could adversely impact our business.

Our business is highly dependent on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality, and is subject to risks related to product transitions and supply of other components.

The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. As a result, we may need to develop new products or technologies to integrate with the new products and technologies developed by our customers. If we are unable to develop the necessary technologies to meet the changing needs of our customers or provide such technologies at competitive prices, our customers may reduce their use of our technologies and our revenues may decline. In addition, the dynamic nature of this market limits our, as well as our customers,’ ability to accurately forecast quarterly and annual sales. If we, or our customers, are unable to adequately manage product transitions, our business and results of operations could be negatively affected.

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

General economic or market conditions may reduce our revenues and harm our business.

Our business is particularly exposed to adverse changes in general economic and market conditions, because products that incorporate our technologies are entertainment oriented and often luxury goods. A slowdown or decline in U.S. or foreign economic growth may adversely affect consumer confidence, disposable income or retail spending in general. As a result, sales by our licensees of consumer electronics and other products incorporating our technologies may not grow as rapidly as in prior periods or may even decrease if the current economic downturn continues or worsens, which could adversely affect our licensing revenue.

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

Our ability to compete may be affected by our ability to protect our proprietary information. We have filed numerous U.S. and foreign patent applications and to date have a number of issued U.S. and foreign patents covering various aspects of our technologies. We cannot guarantee that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. Litigation in the consumer electronics markets is common. It is possible that third parties may assert claims or initiate litigation against us or our customers with respect to existing or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights. Claims and litigation brought against us or initiated by us could be costly and time consuming and could divert our management from our business. The outcome of any such pending or future litigation is uncertain, and could require us to pay significant damages or could prevent us from licensing some or all of our technologies, of which could significantly harm our business and results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2008, the Company’s Board of Directors approved a stock repurchase program.  Under the stock repurchase program, the Company may acquire up to $10.0 million of the Company’s outstanding common stock for a period from May 20, 2008 to November 19, 2008.  Purchases may be made from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions, share price and other factors.  All repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. The following table details our common stock repurchases for the three months ended June 30, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2008	—	$—	—	$—
May 1-31, 2008	—	$—	—	$10,000,000
June 1-30, 2008	14,200	$6.87	14,200	$9,902,396

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of SRS Labs, Inc. was held on June 18, 2008 for the purpose of (a) electing two Class III directors to the Board of Directors, (b) voting on a proposal on an amendment to the SRS Labs, Inc. 2006 Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder by 1,750,000 and (c) voting on a proposal to ratify the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as independent auditors for the fiscal year ending December 31, 2008.

Sam Yau and Thomas C.K. Yuen were elected to serve as Class III directors of the Company for a three-year term expiring at the 2011 Annual Meeting of Stockholders.  Winston Hickman and Carol Miltner continued as Class I Directors.  David Dukes continued as a Class II Director.  The tabulation of the votes cast for the election of Sam Yau and Thomas C.K. Yuen were as follows:

Nominee	Votes For	Votes Withheld
Sam Yau	14,481,392	899,313
Thomas C.K. Yuen	13,952,165	1,428,540

The proposal to approve an amendment to the SRS Labs, Inc. 2006 Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder by 1,750,000 was approved.  The tabulation of votes was as follows:

Votes For	Votes Against & Abstentions
8,245,226	2,318,622

The proposal to ratify the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as independent auditors for the fiscal year ending December 31, 2008 was approved.  The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
15,299,781	56,131	24,792	0

Item 6. Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Report.

Exhibit Number	Description
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

SRS LABS, INC., a Delaware corporation

Date: August 7, 2008	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2008	By:	/S/ ULRICH GOTTSCHLING
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