Form 10-Q
period 2008-09-30
SRS LABS INC
filed 2008-11-05
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller	Smaller reporting company ☐
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of October 30, 2008, 15,782,577 shares of the issuer’s common stock, par value $.001 per share, were outstanding.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2008

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc. and its wholly-owned subsidiary SRSWOWcast.com, Inc.

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this Quarterly Report relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, and our potential stock repurchases are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed in our most recently filed Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to, general business and economic conditions; our high dependence on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality; the loss of any one significant customer; the acceptance of new SRS Labs products and technologies; the import of competitive products and pricing; the timely development and release of technologies by the Company; product and customer concentration in our business; our dependence on growth in emerging markets; the length and unpredictable nature of our sales cycle; our ability to protect our products through patents and other intellectual property rights; our dependence on key personnel; the volatility of the price of our common stock; provisions that could discourage transactions resulting in a change in control contained in our certificate of incorporation and bylaws as well as Delaware law; competition we face from companies with greater brand recognition and resources; pricing pressures on the consumer electronics product manufacturers; and other factors identified from time to time in our filings with the Securities and Exchange Commission.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$41,733,491	$39,615,291
Accounts receivable, net	569,503	1,138,425
Prepaid expenses and other current assets	833,100	893,388
Short-term investments	4,984,000	—

Total Current Assets	48,120,094	41,647,104

Investments available for sale	—	5,451,875
Property and equipment, net	360,561	309,727
Intangible assets, net	2,321,642	2,197,616
Deferred income taxes, net	2,986,421	1,776,202

Total Assets	$53,788,718	$51,382,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$546,912	$529,063
Accrued liabilities	959,748	689,308
Deferred revenue	1,802,999	1,156,836

Total Current Liabilities	3,309,659	2,375,207

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 15,796,777 and 16,946,377 shares issued; and 15,782,577 and 15,778,715 shares outstanding at September 30, 2008 and December 31, 2007, respectively	15,798	16,947
Additional paid-in capital	69,582,396	74,143,772
Accumulated other comprehensive loss	—	(48,125)
Accumulated deficit	(19,021,531)	(19,155,096)
Treasury stock at cost, 14,200 and 1,167,662 shares at September 30, 2008 and December 31, 2007, respectively	(97,604)	(5,950,181)

Total Stockholders’ Equity	50,479,059	49,007,317

Total Liabilities and Stockholders’ Equity	$53,788,718	$51,382,524

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$4,319,433	$4,769,271	$13,438,565	$14,536,526
Cost of sales	22,107	36,850	88,426	115,912

Gross profit	4,297,326	4,732,421	13,350,139	14,420,614

Operating expenses:
Sales and marketing	2,451,026	1,460,185	7,078,563	5,104,195
Research and development	948,305	689,901	2,727,838	2,366,121
General and administrative	1,524,529	1,436,184	4,490,484	4,105,792

Total operating expenses	4,923,860	3,586,270	14,296,885	11,576,108

Operating (loss) income	(626,534)	1,146,151	(946,746)	2,844,506
Other income, net	310,219	508,825	1,093,543	1,511,585
(Loss) income before income taxes	(316,315)	1,654,976	146,797	4,356,091
Income taxes	—	(18,800)	13,232	(18,800)
Net (loss) income	$(316,315)	$1,673,776	$133,565	$4,374,891

Net (loss) income per common share:
Basic	$(0.02)	$0.10	$0.01	$0.27
Diluted	$(0.02)	$0.10	$0.01	$0.26

Weighted average shares used in the per share calculations:
Basic	15,779,486	16,268,524	15,778,493	16,160,970
Diluted	15,779,486	16,978,841	16,249,158	17,100,334

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (Unaudited)

For The Nine Months Ended September 30, 2008

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Stock	Total	Income
BALANCE, December 31, 2007	15,778,715	$16,947	$74,143,772	$(48,125)	$(19,155,096)	$(5,950,181)	$49,007,317
Proceeds from exercise of stock options	23,062	24	69,648	—	—	—	69,672
Purchase of treasury stock	(19,200)	—	—	—	—	(122,053)	(122,053)
Cancellation of treasury stock	—	(1,173)	(5,973,457)	—	—	5,974,630	—
Stock-based compensation	—	—	1,342,433	—	—	—	1,342,433
Unrealized gain on investments available for sale, net of tax	—	—	—	48,125	—	—	48,125	48,125
Net income	—	—	—	—	133,565	—	133,565	133,565

BALANCE, September 30, 2008	15,782,577	$15,798	$69,582,396	$—	$(19,021,531)	$(97,604)	$50,479,059	$181,690

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$133,565	$4,374,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	504,407	560,777
Provision for doubtful accounts	7,470	93,993
Deferred income taxes	(1,210,219)	(1,022,205)
Stock-based compensation	1,342,433	1,289,060
Changes in operating assets and liabilities:
Accounts receivable	561,452	(846,007)
Prepaid expenses and other current assets	60,288	153,422
Accounts payable	17,849	(249,444)
Accrued liabilities	270,440	(489,159)
Deferred revenue	646,163	57,441
Net cash provided by operating activities	2,333,848	3,922,769

Cash Flows from Investing Activities:
Purchase of property and equipment	(191,921)	(99,343)
Purchase of investments	(4,984,000)	—
Proceeds from sale of investments	5,500,000	—
Expenditures related to intangible assets	(487,346)	(602,263)
Net cash used in investing activities	(163,267)	(701,606)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	69,672	1,842,964
Purchase of treasury stock	(122,053)	—
Net cash (used in) provided by financing activities	(52,381)	1,842,964

Net Increase in Cash and Cash Equivalents	2,118,200	5,064,127
Cash and Cash Equivalents, Beginning of Period	39,615,291	35,011,425
Cash and Cash Equivalents, End of Period	$41,733,491	$40,075,552

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$772,530	$839,967
Supplemental Disclosure of Non-Cash Investing/Financing Activities:
Unrealized gain on investments available for sale	$48,125	$127,215
Retirement of Treasury Stock	$5,974,630	—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.  The condensed consolidated balance sheet as of December 31, 2007 and related disclosure amounts within these condensed consolidated financial statements were derived from the audited 2007 consolidated financial statements.

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

Cash and Cash Equivalents and Short-term Investments

Cash and cash equivalents are short-term, highly liquid investments that are readily convertible to cash and are so near maturity that they present insignificant risk of changes in value because of interest rates. Cash and cash equivalents generally consist of cash, money market funds and instruments with original maturities of three months or less when purchased.  Short-term investments consist of certificates of deposits with original maturities of twelve months or less when purchased.  The Company places its cash in banks and its cash and cash equivalents in commercial paper and money market funds at certain financial institutions in excess of amounts insured by federal agencies.  The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.  The Company performs periodic evaluations of the relative credit standing of these financial institutions.  The Company has not experienced any significant losses on its cash equivalents or investments.

Customer Concentrations

Our revenue is primarily derived from licensing.  For the three months ended September 30, 2008, Samsung accounted for approximately 40% of the licensing revenue.  For the same period in the prior year, Samsung, LG and New Japan Radio accounted for approximately 26%, 14% and 11%, respectively, of the licensing revenue.  For the nine months ended September 30, 2008, Samsung accounted for approximately 40% of the licensing revenue.  For the same period in the prior year, Samsung accounted for approximately 25% of the licensing revenue.

Income Taxes

The Company has net operating loss carryforwards to offset income taxes. Consequently, no provision is reflected in the accompanying interim financial statements.  Refer to our Annual Report on Form 10-K for additional disclosure.

2.                                      Intangible Assets

Intangible assets consist of the following:

	September 30,	December 31,
	2008	2007
Patents	$3,632,136	$3,315,343
Accumulated amortization	(1,830,608)	(1,622,954)
Patents, net	1,801,528	1,692,389
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Capitalized software and hardware for several technologies	620,752	663,310
Total of other intangibles	1,260,823	1,303,381
Accumulated amortization, other intangibles	(740,709)	(798,154)
Other intangibles, net	520,114	505,227
Intangible assets, net	$2,321,642	$2,197,616

Amortization periods range from three to ten years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Patents	$63,413	$76,952	$218,352	$216,460
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	16,002	16,002	48,005	48,005
Capitalized software and hardware	31,422	40,399	92,053	132,383
Total intangible amortization expense	$110,837	$133,353	$358,410	$396,848

As of September 30, 2008, the weighted average useful life of the Company’s patents and intangible assets was approximately 6.62 years. The following table shows the estimated amortization expense for those assets for the remaining months of the current fiscal year and each of the four succeeding fiscal years and thereafter:

Years Ending December 31,	Estimated Expense
2008	$118,532
2009	407,563
2010	378,733
2011	344,437
2012	301,790
Thereafter	770,587
Total	$2,321,642

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

Basic and diluted net income per share computed in accordance with SFAS No. 128 for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
BASIC EPS
Net (loss) income	$(316,315)	$1,673,776	$133,565	$4,374,891
Denominator: weighted average common shares outstanding	15,779,486	16,268,524	15,778,493	16,160,970
Net (loss) income per share—basic	$(0.02)	$0.10	$0.01	$0.27

DILUTED EPS
Net (loss) income	$(316,315)	$1,673,776	$133,565	$4,374,891
Denominator: weighted average common shares outstanding	15,779,486	16,268,524	15,778,493	16,160,970
Common equivalent shares outstanding:
Options	—	710,317	470,665	939,364
Total diluted shares	15,779,486	16,978,841	16,249,158	17,100,334
Net (loss) income per share—diluted	$(0.02)	$0.10	$0.01	$0.26

There were outstanding options to purchase an aggregate of 2,943,708 and 2,164,455 shares of the Company’s common stock for the three months and nine months ended September 30, 2008, respectively, that were not included in the table above because they would be anti-dilutive. There were outstanding options to purchase an aggregate of 557,439 and 542,660 shares of the Company’s common stock for the three and nine months ended September 30, 2007, respectively, that were not included in the table above because they would be anti-dilutive.

4.                                      Commitments and Contingencies

On June 8, 2007, we sent a letter to Sony Corporation (“Sony”) relating to the possible infringement of several SRS patents by Sony’s S-Force technology. Sony responded to the letter by filing a Complaint for Declaratory Relief in the U.S. District Court in the Southern District of New York on July 6, 2007. In November 2007, Sony and SRS entered into a standstill agreement for the purpose of conducting discussions towards an amicable resolution of the dispute, and the Complaint for Declaratory Relief was dismissed.  While the standstill agreement has expired, the parties continue to negotiate regarding this matter.  In October 2008, the outside patent counsel hired to evaluate the Sony S-Force technology informed us that they had completed their evaluation based on the information provided by Sony.  Based on their study, they confirmed SRS’ position that the S-Force technology infringes our patents.  The basis for this infringement position has been provided to Sony for their review.  SRS cannot assure that it will prevail in this matter and is unable to determine at this time the impact that this matter may have, if any, on its consolidated financial position, results of operations or cash flows.  From time to time, we may be involved in other litigation matters and disputes arising in the normal course of business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations.

5.                                      Segment Information

The Company operates in one reportable segment as disclosed in our Annual Report on Form 10-K.  The following schedule presents the Company’s revenue by geographic area. Revenue is summarized based on the location of the licensee’s corporate headquarters. The Americas region includes North, Central and South Americas.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	%	2007	%	2008	%	2007	%
Geographic Area Revenue:

Korea	$2,210,538	51%	$2,190,563	46%	$6,870,299	51%	$5,748,574	39%
Japan	1,207,605	28	1,631,214	34	4,227,037	32	5,970,028	41
Americas	466,563	11	425,798	9	1,263,691	9	1,422,278	10
China	345,985	8	426,540	9	844,398	6	1,276,869	9
Europe	88,742	2	95,156	2	233,140	2	118,777	1
Total	$4,319,433	100%	$4,769,271	100%	$13,438,565	100%	$14,536,526	100%

6.                                      Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS  No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of FSP No. 142-3, but does not expect the adoption of this pronouncement will have a material impact on its consolidated financial position, results of operations or cash flows.

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

7.                                      Share Repurchase Program

On May 19, 2008, the Company’s Board of Directors approved a stock repurchase program.  Under the stock repurchase program, the Company was seeking to acquire up to $10.0 million of the Company’s outstanding common stock for a period from May 20, 2008 to November 19, 2008.   In total, the Company repurchased a total of 14,200 shares of the Company’s outstanding common stock under the program all in the second fiscal quarter.  On August 29, 2008, the Company suspended this repurchase program and announced it would conduct a Dutch auction tender offer, pursuant to which the Company could purchase up to $10.0 million of shares of its common stock (the “Dutch Auction”). On September 30, 2008, the Dutch Auction was terminated and withdrawn as a result of the Company’s receipt of an unsolicited inbound offer to purchase all of the Company’s common stock for consideration with a stated value per share in excess of the repurchase price set forth in the Offer to Purchase for the Dutch Auction.  As a result, SRS did not repurchase any shares under the Dutch Auction. After consultation with its financial and legal advisors, the Company’s Board of Directors believes that proceeding with the inbound offer as submitted, was not in the best interest of the Company and its stockholders.

On November 3, 2008, the Company’s Board of Director’s approved a stock repurchase program, pursuant to which the Company is seeking to acquire up to $15.0 million of the Company’s outstanding common stock.  This repurchase program will not be conducted using a Dutch auction and and will commence on November 7, 2008 and will remain open for a period of up to six months.

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

Overview

We are a leading developer and provider of audio and voice technology solutions for the home entertainment, portable media device, personal telecommunications, personal computer, automotive, and broadcast markets.  Our operations are conducted through SRS Labs, Inc., the parent company, and its wholly-owned subsidiary, SRSWOWcast.com, Inc. Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers, or OEMs, software providers and semiconductor companies, and licensing and marketing hardware and software products for the PC and broadcast audio markets.

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

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of critical accounting policies which include revenue recognition, valuation of accounts receivable, valuation of intangible assets and capitalization of software, recognition and measurement of current and deferred income tax assets and liabilities, and stock-based compensation.  During the nine months ended September 30, 2008, there were no material changes to these policies.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

Licensing revenues consist primarily of royalties generated from the license of our audio and voice technologies.  License and royalty agreements generally provide for the license of technologies for a fee based on the number of units distributed by the licensee or on an annual flat fee arrangement.  Certain of our licenses include minimum annual royalties. Also included in licensing revenue are revenues generated from the sale of hardware and software applications into the PC and broadcast audio markets.

The following table presents our licensing revenues mix by market:

	Three Months Ended September 30,
	2008	2007
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	68%	70%
Portable Media Devices (Digital Media Player, Headphone)	10%	11%
Automotive	9%	7%
Personal Telecommunications (Mobile Phone, PDA)	8%	6%
PC (Software, Hardware)	5%	6%

Our revenues were $4,319,433 for the three months ended September 30, 2008, compared to $4,769,271 for the three months ended September 30, 2007, a decrease of $449,838 or 9%.  Revenues in our Home Entertainment market decreased by $373,339 or 11% primarily due to decreased revenues associated with the previously disclosed loss of one major customer, offset by increased revenues from our largest licensee. Additionally, in the prior fiscal year, we changed the fee arrangement with one licensee, from a per unit royalty to a flat fee royalty arrangement, which resulted in a one-time increase in revenues of approximately $443,000 for the three months ended September 30, 2007.  Revenues in the portable media devices market decreased by $97,372 or 19% primarily due to decreased revenues from headphones and MP3 docking stations. Revenues in the automotive market increased $63,638 or 19% due to increased revenues from several customers in Japan who provide line install, dealer option and after market automotive audio systems to many of the significant Japanese automobile manufacturers.  Revenues in the PC market decreased by $56,694 or 20% due to fewer software downloads.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $2,451,026 for the three months ended September 30, 2008, compared to $1,460,185 for the same prior year period, an increase of $990,841 or 68%.  This increase was primarily attributable to one-time recruitment and severance costs, totaling approximately $500,000, in the third quarter of 2008 related to the Company’s ongoing investment in strengthening its sales and marketing departments.  In addition to increasing the marketing and sales personnel by three additional persons during the three months ended September 30, 2008, the Company has also increased its branding efforts.  Included in sales and marketing expenses is stock-based compensation expense of $111,751 and $112,162 for the three months ended September 30, 2008 and 2007, respectively.  We expect that sales and marketing expenses will continue to increase as we hire additional sales personnel to penetrate target markets and key regions and as we continue to increase our marketing efforts to cultivate and elevate the SRS brand globally.  As a percentage of total revenues, sales and marketing expenses increased from 31% for the three months ended September 30, 2007 to 57% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $948,305 for the three months ended September 30, 2008, compared to $689,901 for the same prior year period, an increase of $258,404 or 37%.  This increase is attributable to employing six additional engineers in the three months ended  September 30, 2008 as compared to the same period in the prior year, and increased travel to support our global licensees.  Included in research and development expenses is stock-based compensation expense of $85,734 and $108,987 for the three months ended September 30, 2008 and 2007, respectively.  We expect that research and development expenses will continue to increase as we seek to accelerate the implementation of our technology with a greater number of customers and devices.  As a percentage of total revenues, research and development expenses increased from 14% for the three months ended September 30, 2007 to 22% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $1,524,529 for the three months ended September 30, 2008, compared to $1,436,184 for the same prior year period, an increase of $88,345 or 6%. The increase is primarily attributable to an increase in other professional fees of approximately $166,000 associated with the Company’s Dutch Auction repurchase program in the three months ended September 30, 2008.  Included in general and administrative expenses is stock-based compensation expense of $227,706 and $216,901 for the three months ended September 30, 2008 and 2007, respectively.  As a percentage of total revenues, G&A expenses increased from 30% for the quarter ended September 30, 2007 to 35% for the same period this year.

Interest Income

Interest income was $310,219 for the three months ended September 30, 2008, compared to $508,825 for the same prior year period, a decrease of $198,606 or 39%. This decrease was primarily attributable to lower interest rates earned on cash balances invested.

Provision for Income Taxes

The income tax expense for the three months ended September 30, 2008 was $0, compared to a tax benefit of $18,800 for the same prior year period.  The prior year income tax benefit reflects a tax refund due from the state of California.  We reduced our current quarter tax provision and our valuation allowance on our deferred tax assets by $385,290 and $450,290 for the three months ended September 30, 2008 and 2007, respectively, based on our assessment of the future estimated realization of such assets.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

The following table presents our licensing revenues mix by market:

	Nine Months Ended September 30,
	2008	2007
Home Entertainment (TV, Set Top Box, A/V Receiver, DVD)	70%	68%
Portable Media Devices (Digital Media Player, Headphone)	9%	9%
Automotive	9%	7%
Personal Telecommunications (Mobile Phone, PDA)	7%	7%
PC (Software, Hardware)	5%	9%

Licensing revenues were $13,438,565 for the nine months ended September 30, 2008, compared to $14,536,526 for the nine months ended September 30, 2007, a decrease of $1,097,961 or 8%.  The decrease in licensing revenues was primarily attributable to a decrease in PC revenue of $626,045 or 47% due to the loss of our major customer in this market. This customer contributed $580,247 in revenue during the first nine months of 2007.  There were no significant amounts of revenue derived from this customer after the second fiscal quarter of 2007.   Revenue from the Home Entertainment market decreased $429,447 or 4% primarily due to the previously disclosed loss of one major customer in this market, and another significant customer changing in fiscal 2007 from a per unit royalty arrangement to a flat fee agreement.  These decreases were offset in part by increased revenues from our largest licensee.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and product promotion costs. Sales and marketing expenses were $7,078,563 for the nine months ended September 30, 2008, compared to $5,104,195 for the same prior year period, an increase of $1,974,368 or 39%.  This increase was primarily attributable to higher payroll and related costs, including recruitment costs of $449,000, associated with hiring an additional twelve sales and marketing personnel in the first nine months of 2008 including our Vice President of Sales and our Vice President of Marketing.  In addition to increasing the marketing and sales personnel, the Company has also increased its branding efforts.  Included in sales and marketing expenses is stock-based compensation expense of $381,607 and $382,655 for the nine months ended September 30, 2008 and 2007, respectively.  As a percentage of total revenues, sales and marketing expenses increased from 35% for the nine months ended September 30, 2007 to 53% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $2,727,838 for the nine months ended September 30, 2008, compared to $2,366,121 for the same prior year period, an increase of $361,717 or 15%.  This increase was attributable to higher payroll related costs associated with hiring six additional engineers in fiscal 2008. Included in research and development expenses is stock-based compensation expense of $294,684 and $325,173 for the nine months ended September 30, 2008 and 2007, respectively.  As a percentage of total revenues, research and development expenses increased from 16% for the nine months ended September 30, 2007 to 20% for the same period this year.

General and Administrative

G&A expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property and other professional fees. G&A expenses were $4,490,484 for the nine months ended September 30, 2008, compared to $4,105,792 for the same prior year period, an increase of $384,692 or 9%. The increase was primarily attributable to an increase in professional fees and expenses of $166,000, associated with the Company’s Dutch Auction repurchase program, which was terminated in September 2008.  The Company also incurred increased professional and legal fees associated with corporate matters, and an increase in stock-based compensation expense.  Included in general and administrative expenses is stock-based compensation expense of $666,142 and $581,232 for the nine months ended September 30, 2008 and 2007, respectively.  As a percentage of total revenues, G&A expenses increased from 28% for the nine months ended September 30, 2007 to 33% for the same period this year.

Interest Income

Interest income was $1,093,543 for the nine months ended September 30, 2008, compared to $1,511,585 for the same prior year period, a decrease of $418,042 or 28%. This decrease was primarily attributable to lower interest rates earned on cash balances invested.

Provision for Income Taxes

The income tax expense for the nine months ended September 30, 2008 was $13,232, compared to tax benefit of $18,800 for the same prior year period.  We reduced our current period tax provision and our valuation allowance on our deferred tax assets by $1,210,219 and $1,022,205 for the nine months ended September 30, 2008 and 2007, respectively, based on our assessment of the future estimated realization of such assets.

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at September 30, 2008 consisted of cash, cash equivalents and short-term investments of $46,717,491.  At September 30, 2008, we had cash and cash equivalents of $41,733,491 and short-term investments of $4,984,000. Cash and cash equivalents are short-term highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value because of interest rates.  Cash and cash equivalents generally consist of cash, money market funds and instruments with original maturities of three months or less. The money market funds are primarily invested in U.S. government obligations. Short-term investments consist of certificates of deposit with original maturities of six months.

Net cash provided by operating activities was $2,333,848 and $3,922,769 during the nine months ended September 30, 2008 and September 30, 2007, respectively.  The $1,588,921 decrease in net cash provided by operating activities for the nine months ended September 30, 2008, compared to the same period in the prior year, was primarily a result of a decrease in net income from $4,374,891 during the nine months ended September 30, 2007 to $133,565 for the nine months ended September 30, 2008.  Offsetting the decrease in net income, accounts receivable decreased by $561,452 during the nine months ended September 30, 2008 compared to an increase of $846,007 during the same period in the prior year, due to lower revenues and increased cash collections.  Additionally, accounts payable and accrued liabilities increased $17,849 and $270,440, respectively, during the nine months ended September 30, 2008 as compared to decreasing $249,444 and $489,159, respectively, in the same period in the prior year.  The changes in liability accounts generally related to the timing of payments to vendors and changes in accrued commissions and amounts due to employees under our Profit Sharing and Bonus Plan.  Additionally, deferred revenue increased $646,163 for the nine months ended September 30, 2008 compared to $57,441 during the nine months ended September 30, 2007.   The increase in deferred revenue during the nine months ended September 30, 2008 was primarily due to the Company entering into a multi-year license agreement with LG Electronics in October 2007 for the use of our existing technology for television and monitors through December 2010.  We received the final lump sum payment under this agreement in the nine months ended September 30, 2008.

Our net cash used in investing activities was $163,267 and $701,606 during the nine months ended September 30, 2008 and 2007, respectively.  The net cash used in investing activities was attributable primarily to the Company’s purchase of short-term investments during the nine months ended September 30, 2008 totaling $4,984,000.  Offsetting this decrease, the Company received $5,500,000 from the sale of investments during the nine months ended September 30, 2008.

Our net cash used in financing activities was $52,381 during the nine months ended September 30, 2008, and net cash provided by financing activities was $1,842,964 during the nine months ended September 30, 2007. The decrease in net cash provided by financing activities was primarily attributable to a decrease in stock option exercises during the current period. The Company expects to continue to use a portion of its cash to conduct market repurchases under the stock repurchase program approved by the Board of Directors on November 3, 2008.  Under the new stock repurchase program, the Company is seeking to acquire up to $15.0 million of the Company’s outstanding common stock.  This repurchase program will not be conducted using a Dutch auction and will commence on November 7, 2008 and will remain open for a period of up to six months.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Please refer to Item 1A, “Risk Factors” in this report for information concerning these and other uncertainties that could negatively impact us.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and President and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and, based on this evaluation, have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during our third quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We also expect that growth in our licensing revenue will depend, in part, upon the growth of sales of consumer electronics products incorporating our technologies in other countries, including China and India, as consumers in these markets have more disposable income and are increasingly purchasing entertainment products with surround sound capabilities. These countries have rapidly expanding and growing economies that are less mature than economies of other regions in which we derive significant portions of our revenue. Because of this, changes to employment patterns, currency fluctuations and political uncertainties could impact our ability to grow our licensing revenue in these regions

We have a long and unpredictable sales cycle, which can result in uncertainty and delays in generating additional revenues.

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

SRS LABS, INC., a Delaware corporation

Date: November 4, 2008	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2008	By:	/S/ ULRICH GOTTSCHLING
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