Form 10-K
period 2008-12-31
SRS LABS INC
filed 2009-02-24
CIK 1016470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $83,892,280 (computed using the closing price of $6.45 per share of common stock on June 30, 2008, as reported by the NASDAQ Stock Market).

As of February 2, 2009, 14,419,418 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2009 are incorporated by reference in Part III of this Form 10-K.

SRS LABS, INC.

Annual Report on Form 10-K

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc., its wholly-owned subsidiaries, SRSWOWcast.com, Inc., and Shenzhen Representative Office of SRS Labs, Inc., and for the applicable periods, its former subsidiary, ValenceTech Limited (collectively with its direct and indirect wholly-owned subsidiaries, “Valence”), and the former joint venture with Coming Home Studios LLC, CHS/SRS LLC. SRS®, Circle Surround®, Circle Surround II™, CS Auto™, Xspace 3D™, SRS WOW®, SRS WOW XT™, SRS WOW HD™, SRS TruBass®, SRS FOCUS™, SRS Headphone™, SRS Dialog Clarity™, SRS TruSurround® XT, TruSurround® HD, SRS 3D®, SRS Auto™, VIP™, TruSurround HD4™, CircleCinema™, iWOW™, SRS Circle Surround Xtract™, SRS Headphone 360™, SRS Mobile HD™, SRS Premium Sound™, SRS TruChat™, SRS TruGaming™, SRS TruMedia™, SRS TruTools™, SRS TruVoice™, SRS XTract™, TruVolume™, TruThunder™, SRS TruSpeak™, Cinema Sound™, SRS Noise Reduction™, SRS Audio Sandbox® and SRS Headphone Pro® are our U.S. trademarks. All other trademarks and trade names appearing are the property of their respective owners.

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

PART I

Item 1.  Business

Overview

We are the recognized global leader in the practical application of psychoacoustics, the science behind how the human ear operates, and in the post processing segment of the market for audio delivery.  Our award-winning audio enhancement technologies and solutions dramatically restore audio and voice to its natural state, the way it was originally recorded, in both dimension and clarity, thus providing a superior consumer experience for a wide variety of consumer electronic (“CE”) devices such as televisions, personal computers and mobile phones.

Our mission is to be the dominant worldwide provider of audio and voice solutions that allow consumers to effortlessly experience rich, natural sound, the way their ears were meant to hear it.

Our operations are conducted through SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc. and Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company). Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers (“OEMs”), software providers and semiconductor companies, and limited sales and marketing of standalone software and hardware products through the Internet.

Prior to September 29, 2006, we were also a developer and provider of application specific integrated circuits and standard integrated circuits through our former wholly-owned subsidiary, Valence.

Discontinued Operations

Valence:  Through our former subsidiary, Valence, we operated a fabless semiconductor business which developed, designed and marketed standard and custom analog integrated circuits, digital signal processors (“DSPs”), and mixed signal integrated circuits primarily to OEMs and original design manufacturers (“ODMs”) in the Asia Pacific region.  On February 23, 2006, our Board of Directors (the “Board”) approved a plan to sell Valence in order to focus management’s attention and financial resources on our licensing business. On July 14, 2006, we entered into a definitive Sale and Purchase Agreement to sell Valence to Noblehigh Enterprises Inc. The sale transaction was completed on September 29, 2006 and, accordingly, the results of the operations of Valence through the date of sale are included as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

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

Our Products and Technologies

Our licensing business is focused on developing and marketing audio rendering, voice and surround sound technologies and solutions to OEMs, ODMs, semiconductor manufacturers, and software providers in the home entertainment, personal computers, personal telecommunications, automotive, portable media devices and broadcast markets. Our portfolio of licensable technologies includes a wide range of techniques for the processing and delivery of audio, voice and surround sound, including the following:

•                  Surround Sound—Our surround sound technologies include SRS TruSurround XT, TruSurround HD, TruSurround HD4, Circle Surround, Circle Surround II and Circle Surround Automotive.  Circle Surround, is a complete encoding and decoding format. Circle Surround encoding enables the distribution of up to 6.1 channels of audio over existing two-channel carriers such as digital media files, standard definition and high-definition television, FM radio and CDs. Circle Surround decoding decodes Circle Surround encoded material for multi-channel playback or creates up to 6.1 channels of audio from older formats of material, including mono, stereo, 4-channel surround or other matrix surround formats.

•                  Audio Rendering—Our audio rendering technologies optimize device audio output and enable the presentation of 3D and multichannel audio content over two speakers. These technologies include the ability to render 5.1 multichannel content over two speakers, to create a wider sound stage for more natural audio, to improve the perceived bass response in small speakers, to dynamically position audio sources in a virtual 3D space using headphones, and to reposition the audio image for non-optimally placed speakers. Our audio technologies include SRS Xspace 3D, SRS WOW, SRS WOW XT, SRS WOW HD, SRS TruBass, SRS FOCUS, SRS Headphone, SRS DialogClarity, TruVolume (also known as VIQ), and  SRS 3D Sound.

•                  Voice Processing—Our TruVoice (also known as VIP and VIP+) and Noise Reduction technologies dramatically reduce noise to produce a much clearer and crisper dialog over wireless communication devices and improve the intelligibility of the human voice in a variety of listening situations, including high ambient background environments.

•                  Solutions Suite—Our solutions suites combine several of our technologies in order to deliver a comprehensive, easier to deploy package of post processing audio enhancement products. Solution suites also enable us to impact the performance of the OEM products by employing multiple technologies and techniques to enhance and control the overall audio fidelity and performance of the product. Our solution suites include SRS Premium Sound and SRS Premium Voice for personal computers, TruMedia, TruVoice, and TruTools for mobile phones, and CinemaSound for home entertainment products among others

Our portfolio of technologies and solution suites addresses a broad spectrum of product applications within the vertical markets that we have targeted. Our technologies may be implemented in a variety of methods, including discrete analog components, chip modules, analog semiconductors, digital signal processors (“DSPs”) and software. These various implementation options offer customers flexibility when incorporating our technologies into products.

Our Customers and Markets

We license our technologies both in the U.S. and internationally. The following table presents our revenue by geographic area. Licensing-related revenue is summarized based on the location of the licensee’s corporate headquarters. For standalone software and hardware product and online sales, revenue is allocated to the Americas.

	Years Ended December 31,
	2008	%	2007	%	2006	%
Geographic Area Revenue:
Korea	$9,624,459	52%	$7,834,730	42%	$5,652,550	30%
Japan	5,357,286	29	7,346,548	39	8,115,378	44
Americas	1,744,502	10	1,837,096	9	1,534,421	8
China	838,754	5	843,931	5	2,032,690	11
Asia Pacific	430,598	2	805,660	4	1,132,882	6
Europe	337,079	2	183,975	1	79,608	1
Total	$18,332,678	100%	$18,851,940	100%	$18,547,529	100%

Through our licensing business, we market our portfolio of technologies and solution suites to the following markets: home entertainment, personal computers, personal telecommunications, automotive and portable media devices. Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allows the licensee to ship up to a predetermined number of units during the specified time period with additional per-unit royalty payments thereafter. The license agreements also generally specify the use of our trademarks and logos on the product, within the packaging and in the user’s manual, and require our review and approval of the product to guarantee the quality of the technology implementation and the correct usage of our logos and trademarks. We believe these terms ensure the quality and consistency of the technology and elevate the awareness of the SRS brand in the marketplace. We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment have not historically been material.

The following chart shows the percentage of our licensing revenue we received in 2008 and 2007 from each of these markets.

Home Entertainment

Home entertainment products represent the largest current market for our technologies and have, in recent years, been the largest revenue contributor. Manufacturers in this market utilize our technologies and solutions to improve functionality and product performance and/or to differentiate their products from their competitors.  In many instances, manufacturers license multiple technologies from us for multiple product lines and divisions. Product categories within this market include flat panel televisions (such as LCD and Plasma televisions) and set-top boxes (“STBs”).

Televisions.  Our audio technologies and solution suites are widely used by television manufacturers as a solution to audio challenges that manufacturers encounter in today’s flat panel television designs and/or as a differentiating feature. As television makers continue to migrate to models with thinner digital displays, they are finding that they have less room for speakers, which may compromise the overall audio quality of the television. We provide manufacturers with patented solutions for accurately presenting surround sound, improving bass response, increasing dialog clarity, automatic volume control, and creating a more natural sound stage. These solutions improve the audio quality of the television set without the expense of additional equipment or designing for larger speakers. During 2008, we signed contracts to license audio enhancement technologies to Vizio, General Displays and Technologies, TCL Electronics Ltd and Nexgen Mediatech, among others.

Set-top Boxes.  Although STBs receive and present surround sound content, they are typically connected to televisions with two-channel speakers. Our SRS TruSurround XT technology creates a surround sound experience over any existing two-speaker system, including the internal speakers of a television. This technology also creates a virtual surround experience from stereo material.  Our TruVolume technology creates a level volume user experience to offset decibel fluctuations during channel changes, changes among different input devices and changes between the program and commercial.

Portable Media

MP3 (audio) and MP4 (audio and video) players and other portable media players enable consumers to enjoy audio and video content while on the go. The audio contents are stored in a compressed industry standard MP3 audio standard. As such, when the contents are decoded and played back through miniature earphones, the contents generally suffer loss of audio quality. Our technologies, such as SRS WOW and SRS WOW HD, are capable of improving the audio quality during playback. Our Mobile HD technologies also enable rendering of surround sound through earphones when playing back surround sound encoded contents often used along with contemporary video contents. Associated with the increasing popularity of MP3 and MP4 players, there has been a noticeable growth in the market for accessories, such as portable media adapters, docking stations and miniature speaker systems. The small footprint of these devices limits speaker size and speaker spacing. Our solutions enable vendors of these devices to increase the quality of their audio output generally without increasing hardware component costs.

Personal Telecommunications

We provide the personal telecommunications market (mobile phones) with both voice and audio rendering technologies and solution suites. Mobile phones are incorporating more multimedia features and functionality at a rapid pace. New services include digital music downloads, ring-tones and true-tones, streaming video, gaming and television viewing. Our strong presence in the home entertainment market, our suite of voice technologies, and our entry into the mobile market with customers like NEC present growth opportunities for us. Our solutions address specific needs in the mobile market. For example, our technologies address needs like voice intelligibility in noisy environments, clarity of dialog in video content, poor bass-response of small speakers, hampered stereo imaging in narrow-set speakers, and 3D positioning audio for interactive gaming. Our technologies are licensed by telecommunications companies such as Motorola, Samsung and NEC.

Automotive

We have invested in research to create solutions specific to the needs of the automotive market. Within vehicles, audio and video content is played from multiple sources and then presented on both speakers and headphones. Stereo content from sources like CDs, MP3 players, mobile television and radio needs to be presented on multiple speakers in the car, some of which may not be optimally placed and may not have strong bass response. Surround sound content from DVDs, radio and downloaded music needs to be rendered on both car speakers and on rear-seat headphones with a maximum sweet spot. Our automotive solutions such as SRS CS Auto, SRS Circle Surround II and SRS TruSurround XT meet these needs and provide manufacturers in this segment with a fully tunable solution. Our technologies are licensed by companies such as Fujitsu-ten, Panasonic, Clarion and Kenwood and used on automobiles manufactured by companies such as Toyota, Subaru, Nissan and Honda.

Personal Computers

Personal computers (“PCs”) and in particular mobile PCs such as laptops, notebooks and the new genre of Ultra Mobile Devices (also known as netbooks) have become very popular as more users utilize their PCs as their main entertainment device at home or on the go. At home, PCs are often used as media hubs. PC users can enjoy and manage collections of music and movies, along with downloaded and recorded television programming. This content is now being distributed through the home using networked media adapter products. Throughout these systems, there is a need for optimizing playback on the computer speakers, presenting a closer assimilation to a typical home theater experience but on a laptop including transmitting surround sound around the home and enjoying content on headphones. On the go, users have to rely on the audio output capabilities of their PCs which are often inadequate given the inherent challenges in today’s tiny PC enclosures. We believe our technology solutions are well positioned to fill the need to deliver better sound, with deeper base, clarity and volume.  During 2008, we signed contracts to provide audio enhancement technology suites to Hewlett Packard, NEC, and BenQ, among others.

Customer Concentration

For fiscal year 2008 and 2007, Samsung accounted for approximately 42% and 28%, respectively, of our consolidated revenues.  For fiscal year 2006, Samsung and Sony each accounted for approximately 17% and 11% of our consolidated revenues, respectively.  Given the significant amount of revenues derived from Samsung, the loss of such customer or the uncollectibility of related receivables could have a material adverse effect on our consolidated financial condition and consolidated results of operations.  During 2007, we were informed by Sony that they were no longer using our technology in the majority of their televisions. We are working with Sony to re-establish this relationship; however, we cannot guarantee that we will be successful in regaining any significant business from Sony.

Our Strategy

Our sales strategy is to identify high-growth markets, develop needed technology solutions and features, and work with software and semiconductor platform partners to make these technologies widely available and easy to implement by OEMs and ODMs. We believe that we will continue to strengthen our market position as the leader in audio and voice technologies by employing the strategy of providing a stream of patented audio and voice technologies, penetrating new licensing accounts, expanding relationships with existing licensees, creating a broad platform of software and semiconductor partners, and developing strong awareness of the SRS brand.

The mission of our licensing platform efforts is to achieve broad coverage for our technology solutions within all of our targeted product markets in order to expand sales and licensing opportunities. By developing strong relationships with leading software and semiconductor companies, we believe our audio technologies and solution suites can be delivered to customers worldwide across high growth and high volume product applications.

We work together with our platform partners (leading semiconductor manufacturers and middleware or firmware software providers) to provide our mutual customers with the technology that best fits their needs. We also together solicit other new customers to consider using the platform. Many times, a platform will become enabled with our technology due to customer requests.

As a technology licensing company, the strength of our brand is an important asset. Since brand recognition drives licensing sales, we have invested in strategies designed to increase consumer awareness of SRS Labs with the ultimate goal of establishing our brand with both product manufacturers and consumers around the world as a recognized symbol for high-quality audio. The four primary vehicles that we use to further the proliferation of our brand are: (a) placement of the SRS logo by OEMs on products and in co-marketing programs; (b) public relations and New Media outreach programs; c) online branding programs; and (d) use, and recognition of use, of SRS technology by content and broadcast professionals

OEM Marketing Programs.  In the majority of products that use SRS technologies, our logo is either prominently displayed on the product itself or, in the case of software products and mobile phones, featured in the graphical user interface. We believe this logo exposure is a key tool in reaching consumers worldwide. In addition, we work with our OEM customers as they prepare for launching new products that feature SRS technologies by supplying complete SRS corporate and technology tool kits with a wide array of material, including SRS logos, illustrations, technology explanations and suggested demonstration material.

Public Relations (“PR”) and New Media Outreach Programs. We believe in the endorsement power of opinion leaders and expert groups in the CE and IT industries. As such, we have an active and expanding PR program, both online and in print, to promote SRS technologies and solutions found in our own products or products of OEMs that feature SRS technologies and solutions. Similarly, we have found the viral nature of the New Media very effective in promoting our brand and innovations and therefore, have recently focused on multiple programs to systematically reach and work with bloggers and relevant social networks.

Online Branding Programs.  Online exposure has also been an important part of our branding strategy. One benefit of our relationship with Microsoft is that the SRS logo displayed in the audio control panel of Microsoft’s Windows Media Player links to an SRS technology page. As a result, we have received significant traffic and opportunities to create brand awareness with consumers and educate consumers on the benefits of our technology. Our online efforts also include the direct sale of the iWOW family of products including plug-in software for both the PC and Mac platforms, as well as a unique adapter for the Apple iPod. Revenue from the sale of these products has not been significant historically, but we believe gives us a valuable demonstration platform to showcase our audio technologies.

Use of SRS Technology by Content and Broadcast Professionals.  We develop, license and sell professional hardware and software products to enable content companies, broadcasters and music publishers to encode their material using our Circle Surround technology. When Circle Surround is professionally used, the SRS and Circle Surround logos are often displayed within the content itself, on the packaging material or, in the case of radio, an announcement that the broadcast is being delivered in SRS Circle Surround. We have concentrated on three key market sectors in the professional audio space: television, radio and music; and we have developed a line of hardware and software products to address these markets. These products are sold directly to professional customers and are also available from selected dealers and distributors servicing the professional audio and broadcast markets. We did not generate significant revenue from the sale of professional hardware equipment in 2008; however, we believe that these facilitate the licensing of our technology to OEMs that benefit from enhanced audio transmissions.

Sales and Marketing

We have two primary types of revenue agreements with our licensees—direct and non-direct. Under a non-direct agreement, royalty revenue may be collected by our platform partner, who include and enable our technology within their solution, at the time the chip is sold to an OEM or ODM. The platform partner remits the royalty to us on behalf of the licensee. Most often, however, we license our technologies to OEMs and ODMs under direct agreements and collect revenue directly from them. These licensing arrangements with OEMs or ODMs authorize them to design, build and sell products containing our technology. Under this licensing approach, the licensees are free to choose a semiconductor solution from the platform partner that best suits their technical and cost requirements. We receive royalties directly from the licensed OEM or ODM for the use of our technologies in licensed products manufactured and shipped by the OEM or ODM. Many major OEMs have licenses or purchase products manufactured by a licensed ODM for the use of one or more of our technologies and for the use and display of our trademarks.

Our process for selecting particular platform partners for distributing our technologies is based on several criteria including: (a) segment leadership—we target platform partners that hold preeminent positions in market segments characterized by high growth, volume and/or margins; (b) volume—we seek platforms that will maximize exposure of our technologies to a large number of potential OEMs; (c) synergy—we seek platforms which serve to position our technologies with compatible and additive technologies for integrated delivery; and (d) convergence potential—we target arrangements that will enable us to establish a presence on platforms that intersect several functional features.

To implement our licensing sales strategy within our identified markets, we have established a direct sales force and an international network of independent sales agents. In North America, we employ a direct sales force to market our portfolio of audio and voice technologies to the OEM community. Internationally, we maintain offices in Japan, Taiwan, China, Spain and Korea to support our multi-national OEM customers. We actively promote the use of our trademarks and logos and require customers to prominently display the appropriate SRS technology or solution logos on products and packaging and in advertising. We plan to continue to work closely with our licensees to enhance their success in selling finished products and semiconductor products that incorporate our technologies through a variety of licensee support programs. These programs include engineering support, sales training, tradeshow support, publicity and media relations programs, customized marketing materials, advertising, and support at speaking engagements and industry conferences, as well as, conducting in-person technology demonstrations or presentations for the press and other companies to promote our technologies and products.

We also regularly participate in tradeshows and conferences to increase awareness of who we are and what we do and to market our technologies and products. We work closely with our licensees and platform partners to actively explore additional opportunities to place our technologies in new products and/or markets.

Research and Development

We license our products in markets that are characterized by rapidly changing technology and continuous improvements in products and services. Our research and development expenditures in 2008, 2007 and 2006 were $3,747,495, $3,107,482 and $2,572,577, respectively. These expenses generally consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies.

As of December 31, 2008, we had 20 employees in our research and development group, representing 36% of our total employees. Our software, hardware and application engineers focus on developing intellectual property, technology solutions and consumer products. All engineers are based in the U.S. and support our licensing business.

Competition

Competition in the audio, voice and surround sound technology licensing business includes other licensing companies who offer competing technologies as well as the internal engineering departments of our current or prospective licensees, who may develop audio technologies for use in their own products.

In the field of audio improvement, we compete directly with other audio providers, including Dolby, DTS and Emersys. Additionally, some of our OEM customers maintain their own audio improvement technologies. Because our audio technologies work with any existing recorded material, whether mono, stereo or surround sound, most of our audio technologies can be used either as an alternative or as a complement to most competing audio technologies.

Many of our competitors have, or may have, substantially greater resources than us to devote to advancing their existing technologies and developing and marketing new products and technologies. We believe that we compete based primarily on the quality, efficiency, and performance of our proprietary technologies, brand name awareness, the ease, customization capabilities, and cost of implementing our technologies, the ability to meet OEMs’ needs to differentiate their products, and the strength of our licensee relationships. We believe we compete favorably based on these factors; however, we cannot guarantee that we will continue to be competitive with the existing or future products or technologies of our competitors.

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

In order to protect the underlying technology concepts, we have filed and/or obtained patents for all of our marketed technologies including technologies marketed under the following trademarks: TruSurround XT, Circle Surround, SRS WOW, TruVoice, TruMedia and TruVolume. In addition, we have numerous issued patents and patents pending for speaker and other acoustic reproduction technologies. We pursue a general practice of filing patent applications for our technologies in the United States and various foreign countries where our licensees manufacture, distribute or sell licensed products. We continue to update and add new applications to our patent portfolio to address changing worldwide market conditions and our new technological innovations. The range of expiration dates for our patents extend between the years 2009 to 2018. We have multiple patents covering unique aspects and improvements for many of our technologies. Accordingly, the expiration of any single patent should not significantly affect our intellectual property position or the ability to generate licensing revenue.

We also routinely file U.S. federal and foreign trademark applications for the various word names and logos used to market our technology solutions to licensees and the general public. The duration of the U.S. and foreign registered trademarks can typically be maintained indefinitely, provided that proper maintenance fees are paid and the trademarks are continually used or licensed by us.

Seasonality

Due to the dependence on the consumer electronics market, we experience seasonal fluctuation in sales and earnings. In particular, we believe that our business experiences seasonality relating to the holiday season, resulting in higher revenues in the fourth and first quarters. As we have moved toward diversifying our key market segments in the consumer electronics industry, we expect our business to be less seasonal.

Employees

As of December 31, 2008, we employed 55 persons, including 12 in finance and administration, 20 in research and development, engineering and product development, and 23 in sales and marketing. None of our employees are covered by a collective bargaining agreement or are presently represented by a labor union. We have not experienced a work stoppage and believe we have good relations with our employees.

Available Information

Our Internet address is www.srslabs.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. Additionally, the Company’s Code of Ethics and Committee Charters are available on our website.  The information found on our website is not incorporated in and is not part of this or any other report we file with or furnish to the SEC.

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

Currently, we generate a majority of our revenue in the home entertainment market, principally through the inclusion of SRS technology inside flat panel LCD and plasma televisions. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. In addition to significant fluctuations in consumer spending on consumer electronic products, retail prices for certain consumer electronics products that include our audio technology have decreased significantly. We expect that this trend will continue for the foreseeable future. In addition, from time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenues. For example, for the year ended December 31, 2008, Samsung accounted for approximately 42% of our consolidated revenues. These manufacturers could develop their own technologies or decide to exclude our audio rendering technology from their products altogether in an effort to reduce cost.  For example, during 2007, we were informed by Sony that they were no longer using our technology in the majority of their televisions.  The loss of any key customer could have a material adverse affect on our financial condition and results of operations.

General economic conditions may reduce our revenues and harm our business.

Our business is exposed to adverse changes in general economic conditions, because products that incorporate our technologies are entertainment-oriented and generally discretionary goods. The current slowdown or decline in U.S. and foreign economic growth has adversely affected consumer confidence, disposable income and spending. As a result, sales by our licensees of consumer electronics and other products incorporating our technologies may not grow as rapidly as in prior periods or may even decrease, which could adversely affect our licensing revenue.

Our business is highly dependent on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality, and is subject to risks related to product transitions and supply of other components.

The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. As a result, we may need to develop new products or technologies to integrate with the new products and technologies developed by our customers. If we are unable to develop the necessary technologies to meet the changing needs of our customers or provide such technologies at competitive prices, our customers may reduce their use of our technologies and our revenues may decline. In addition, the dynamic nature of this market limits our ability and the ability of our customers to accurately forecast quarterly and annual sales. If we, or our customers, are unable to adequately manage product transitions, our business and results of operations could be negatively affected.

We depend on the sale by our licensees of products that incorporate our technologies, and a reduction in those sales would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and media software vendors to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, decline to actively market products incorporating our technologies or otherwise face significant economic difficulties, our revenue will decline. Changes in consumer tastes or trends, changes in industry standards or adverse changes in business and economic conditions may also adversely affect our licensing revenue.

Pricing pressures on the consumer electronics product manufacturers, who incorporate our technologies into their products, could limit the licensing fees we charge for our technologies, which could reduce our revenues.

The markets for the consumer electronics products in which our technologies are incorporated are intensely competitive and price sensitive. Retail prices for consumer electronics products that include our technologies have decreased significantly, and we expect prices to continue to decrease for the foreseeable future. In response, manufacturers have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies into their products. Alternatively, our customers may seek to eliminate our technologies in their products in favor of internally developed technologies. A decline in the licensing fees we charge could materially and adversely affect our operating results.

We face intense competition from companies with greater brand recognition and resources.

The digital audio, consumer electronics and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants

Many of our current and potential competitors enjoy notable competitive advantages, including:

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

Inaccurate licensee royalty reporting and unauthorized use of our intellectual property could materially adversely affect our operating results.

Our licensing revenue is generated primarily from consumer electronics product manufacturers who license our technologies and incorporate them in their products. Under a significant percentage of our existing arrangements, these licensees typically pay us a specified royalty for every product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped that incorporate our technologies. We calculate our license fees, prepare our financial reports, projections and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, it can be difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we often do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive and time consuming and initiating audits could harm our customer relationships. We expect that we will continue to be subject to understatement and non-reporting of royalty bearing revenues by licensees, which could adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, negative corrections could result in reductions of royalty revenue in subsequent periods. Some of our licensees may begin to more closely scrutinize their past licensing statements which may result in an increased receipt of negative corrective statements.

We also may experience problems with non-licensee consumer electronics product manufacturers and media software vendors, particularly in emerging economies, incorporating our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. This unauthorized use of our intellectual property could adversely affect our operating results.

Our business and future prospects depend upon the strength of our brand. Awareness of our brand depends to a significant extent upon decisions by our customers to display our trademarks on their products, and if our customers do not display our trademarks on their products, our ability to increase our brand awareness may be harmed.

Because we engage in relatively little direct brand advertising, the promotion of our brand depends upon consumer electronics industry participants displaying our trademarks on their products that incorporate our technologies.  Although we do generally require our customers to place our brand on their products, some are not required to do so. Maintaining the SRS brand and our position as an industry standard is critical to maintaining and expanding our licensing revenues and entering into new or broadening existing licensing relationships.  If our customers choose for any reason not to display our trademarks on their products, our ability to maintain or increase our brand awareness may be harmed, which would have an adverse effect on our business and prospects. In addition, if we fail to maintain high quality standards for our products, or the products that incorporate our technologies through the quality control evaluation process that we require of our licensees, the strength of our brand could be adversely affected.

Licensee products that incorporate our technologies, from time to time, experience quality problems that could damage our brand, decrease revenues and increase operating expenses.

Licensee products that incorporate our technologies often are complex and sometimes contain undetected software or hardware errors, particularly when first introduced or when new versions are released. In addition, those products are often combined with, or incorporated into, products from other companies, sometimes making it difficult to identify the source of a problem. Any negative publicity or negative impact relating to these product problems (even if unrelated to our technologies) could adversely affect the perception of our brand. In addition, these errors could result in loss of, or delay in, market acceptance of those products or our technologies, or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. Although we generally attempt to contractually limit our liability for our licensees’ defective products, we may elect to help reengineer those products, which could increase our expenses and adversely affect our operating results.

We are subject to risks associated with substantial international operations.

We conduct sales and customer support operations in a number of countries throughout the world that require refinement to adapt to the changing market conditions on a regional basis. In addition, many of our significant customers are headquartered in the Asia Pacific region, particularly Korea and Japan. Approximately 88%, 90% and 91% of our revenues were derived from customers with headquarters located in the Asia Pacific markets during the years ended December 31, 2008, 2007 and 2006, respectively. We expect to continue to derive a significant portion of our revenues from sales to customers in these markets for the foreseeable future. Also, a substantial number of products incorporating our technologies are manufactured, assembled and tested by third parties in Asia. As a result, we are subject to a number of risks of conducting business outside of the United States, any of which could have a material adverse impact on our business and results of operations, including:

•                  global economic downturn;

•      political, social and economic instability, and the risk of war, terrorist activities or other international incidents in Asia and elsewhere abroad;

•      currency fluctuations;

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

Historically, because of the complexity of our technologies, it can take a significant amount of time and effort to explain the benefits of our technologies to potential new customers and to negotiate a sale. For example, it typically takes six to nine months after our first contact with a prospective customer before we start licensing our technology to that customer and another six to nine months to begin generating revenues. In addition, purchases of our products are usually made in connection with new design starts by our customers, the timing of which is outside of our control. Accordingly, we may be unable to predict accurately the timing of any significant future sales of our products. We may also spend substantial time and management attention on potential license agreements that are not consummated, or in which the consumer electronic product ultimately does not sell in large quantities, thereby foregoing other higher revenue opportunities.

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

Our ability to compete may be affected by our ability to protect our proprietary information. We have filed numerous U.S. and foreign patent applications and to date have a number of issued U.S. and foreign patents covering various aspects of our technologies. We cannot guarantee that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. It is possible that third parties may assert claims or initiate litigation against us or our customers with respect to existing or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights. Litigation in the technology industry is common.  Claims and litigation brought against us or initiated by us could be costly and time consuming and could divert our management from our business. The outcome of any litigation is uncertain and could require us to pay significant damages or could prevent us from licensing some or all of our technologies, which could significantly harm our business and results of operations.

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

The trading price of our common stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in our operating results, announcements of new products or technological innovations by us or our competitors, strategic alliances between us and third parties, general market fluctuations and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the markets in which we do business, or relating to us specifically, have in the past resulted in, and could in the future result in, an immediate and adverse effect on the market price of the common stock. Even though our stock is quoted on the NASDAQ Global Market, our stock has had and may continue to have low trading volume and high volatility. The historically low trading volume of our stock makes it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. Because of the relatively low trading volume of our stock, our stockholders may have difficulty selling our common stock. In addition, the stock market in general, and the NASDAQ Global Market and the market for technology and small market cap companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of technology companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Our worldwide headquarters are located in Santa Ana, California, in a 23,400 square foot facility consisting of office and warehouse space. The lease for the facility expires in May 2013.  We lease this facility from Daimler Commerce Partners, L.P., the general partner of which is Conifer Investments, Inc. (“Conifer”). The sole shareholders of Conifer are Thomas C.K. Yuen, our Chairman, Chief Executive Officer and President, and his spouse, Misako Yuen, as co-trustees of the Thomas Yuen Family Trust. Mr. and Mrs. Yuen also serve as the executive officers of Conifer. Mr. and Mrs. Yuen, as co-trustees of the trust, beneficially own a significant amount of our outstanding shares of common stock. We paid the Daimler Commerce Partners rent of $235,170, $230,256, and $230,256 in 2008, 2007, and 2006, respectively. We believe the terms and conditions of the lease are competitive based on a review of similar properties in the area with similar terms and conditions.

Additionally, we entered into three new leases in 2008 for our international operations in Taiwan, China, and Japan.  The leases for our offices in Taiwan and Japan expire in April 2009 and October 2009, respectively, and the lease term for our office in China expires in April 2013.  In total, we paid rent of $294,702, $230,256 and $230,256 during 2008, 2007 and 2006, respectively, for all of our facilities.  We believe that our current facilities are adequate to support our current requirements.

Item 3.  Legal Proceedings

On June 8, 2007, we sent a letter to Sony Corporation (“Sony”) relating to the possible infringement of several SRS patents by Sony’s S-Force technology. Sony responded to the letter by filing a Complaint for Declaratory Relief in the U.S. District Court in the Southern District of New York on July 6, 2007. In November 2007, Sony and SRS entered into a standstill agreement for the purpose of conducting discussions towards an amicable resolution of the dispute, and the Complaint for Declaratory Relief was dismissed.  While the standstill agreement has expired, the parties continue to negotiate regarding this matter.  In October 2008, the outside patent counsel hired to evaluate the Sony S-Force technology informed us that they had completed their evaluation based on the information provided by Sony.  Based on their study, they confirmed our position that the S-Force technology infringes our patents.  The basis for this infringement position has been provided to Sony for their review.  We cannot assure you that we will prevail in this matter and are unable to determine at this time the impact that this matter may have, if any, on our consolidated financial position, results of operations or cash flows.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on the NASDAQ Global Market under the symbol “SRSL”. The table below reflects the high and low sales prices of our common stock as reported by The NASDAQ Stock Market for the periods indicated.

	High	Low
Fiscal 2008
First Quarter	$5.50	$3.90
Second Quarter	$7.25	$5.29
Third Quarter	$6.19	$2.75
Fourth Quarter	$5.55	$3.55

Fiscal 2007
First Quarter	$14.06	$9.09
Second Quarter	$15.70	$9.00
Third Quarter	$11.89	$6.91
Fourth Quarter	$7.65	$5.10

At February 2, 2009, the closing sale price of our common stock was $4.98 per share.

Holders

At February 2, 2009, there were 399 stockholders of record.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain our available funds for future growth and, therefore, we do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following equity compensation plans have been approved by our stockholders: the SRS Labs, Inc. Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the “1993 Plan”), the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the “1996 Plan”), the SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Non-employee Directors Plan”) and the SRS Labs, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). A description of the material features of each of these plans is included in Note 7 to the Notes to Consolidated Financial Statements under the caption “Stock Award/Option Plans/Warrants.” The 1993 Plan expired on December 10, 2003 and no options or other rights to acquire equity are outstanding under that plan. On June 22, 2006, our stockholders voted to approve the 2006 Plan, and to discontinue the issuance of any awards under the 1996 Plan. We do not have any equity compensation plans other than those approved by our stockholders. The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of December 31, 2008.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	2,879,538	(1)	$5.83	2,172,660	(2)

(1)                                  Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 1,344,698 shares under the 1996 Plan, 147,500 shares under the Non-employee Directors Plan and 1,387,340 shares under the 2006 Plan.

(2)                                  Represents shares of common stock that may be issued pursuant to future grants under the following plans: 310,000 shares under the Non-employee Directors Plan and 1,862,660 shares under the 2006 Plan.

Issuer Purchases of Equity Securities

On November 3, 2008, our Board of Directors approved a stock repurchase program. Under the stock repurchase program, we may acquire up to $15.0 million of our outstanding common stock. The stock repurchase program commenced November 7, 2008 and is expected to continue for a six month period. As of December 31, 2008, total purchases under the program since inception were 1,456,944 shares at an average purchase price of $5.18 per share, or an aggregate repurchase price of $7,541,563,.

The following table details the repurchases that were made under the program during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–October 31	—	—	—	—
November 1–November 30	1,415,013	$5.22	1,415,013	$7,620,406
December 1–December 31	41,931	$3.86	41,931	$7,458,437
Total	1,456,944	$5.18	1,456,944	$7,458,437

Stock Price Performance Graph

The following graph illustrates a comparison of the total return of our common stock with the total return for the S & P Smallcap 600 Index and a peer group selected by us for the five year period ended December 31, 2008. The comparison assumes $100 was invested on December 31, 2003 in our common stock and in each of the indices shown and assumes that all of the dividends were reinvested.

The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) or otherwise subject to the liabilities under that of Securities Act of 1933, as amended, or the Exchange Act.

*                                         $100 invested on 12/31/03 in stock or index-including reinvestment of dividends. Fiscal year ended is December 31.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands except per share data)
Consolidated Statement of Operations Data:
Revenues	$18,333	$18,852	$18,547	$14,608	$10,832
Cost of sales	144	164	171	236	228
Gross profit	18,189	18,688	18,376	14,372	10,604
Operating expenses:
Sales and marketing	9,415	6,718	7,345	5,192	4,550
Research and development	3,748	3,107	2,573	2,224	2,262
General and administrative	5,913	5,444	5,660	5,170	4,622
Total operating expenses	19,076	15,269	15,578	12,586	11,434
Operating (loss) income	(887)	3,419	2,798	1,786	(830)
Other income, net	1,275	2,041	1,136	673	595
Income (loss) from continuing operations before income taxes	388	5,460	3,934	2,459	(235)
Income taxes	117	46	868	796	523
Income (loss) from continuing operations	271	5,414	3,066	1,663	(758)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes (benefit)	—	—	1,017	(3,087)	2,337
Gain on disposal of discontinued operations	—	—	625	—	—
Income (loss) from discontinued operations	—	—	1,642	(3,087)	2,337
Net income (loss)	$271	$5,414	$4,708	$(1,424)	$1,579
Income (loss) from continuing operations per common share:
Basic	$0.02	$0.34	$0.21	$0.12	$(0.05)
Diluted	$0.02	$0.32	$0.20	$0.11	$(0.05)
Income (loss) from discontinued operations per common share:
Basic	$0.00	$0.00	$0.11	$(0.22)	$0.17
Diluted	$0.00	$0.00	$0.11	$(0.22)	$0.15
Net income (loss) per common share:
Basic	$0.02	$0.34	$0.31	$(0.10)	$0.11
Diluted	$0.02	$0.32	$0.30	$(0.10)	$0.10
Weighted average number of common shares used in the calculation of per share amounts:
Basic	15,589	16,154	14,956	14,118	13,950
Diluted	15,842	16,990	15,466	15,199	15,781
Consolidated Balance Sheet Data:
Working capital	$37,519	$39,272	$34,697	$8,849	$7,192
Total assets	46,882	51,383	45,049	35,065	35,502
Stockholders’ equity	43,769	49,007	42,744	30,813	32,431

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the recognized global leader in the practical application of psychoacoustics, the science behind how the human ear operates, and in the post processing segment of the market for audio delivery.  Our award-winning audio enhancement technologies and solutions dramatically restore audio and voice to its natural state, the way it was originally recorded, in both dimension and clarity, thus providing a superior consumer experience for a wide variety of CE devices such as televisions, personal computers and mobile phones.

Our mission is to be the dominant worldwide provider of audio and voice solutions that allow consumers to effortlessly experience rich, natural sound, the way their ears were meant to hear it.

Our operations are conducted through SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc. and Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company). Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading OEMs, software providers and semiconductor companies, and limited sales and marketing of stand alone software and hardware products through the Internet.

Prior to September 29, 2006, we were also a developer and provider of application specific integrated circuits and standard integrated circuits through our former wholly-owned subsidiary, Valence.

Discontinued Operations

Valence:  Through our former subsidiary, Valence, we operated a fabless semiconductor business which developed, designed and marketed standard and custom analog integrated circuits, digital signal processors and mixed signal integrated circuits primarily to OEMs and ODMs in the Asia Pacific region.  On February 23, 2006, our Board approved a plan to sell Valence in order to focus management’s attention and financial resources on our licensing business. On July 14, 2006, we entered into a definitive Sale and Purchase Agreement to sell Valence to Noblehigh Enterprises Inc. (“Noblehigh”). The sale transaction was completed on September 29, 2006, and accordingly, the results of the operations of Valence through the date of sale were included as discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2006.

CHS/SRS LLC:  In September 2004, we entered into a strategic alliance with Coming Home Studios LLC (“CHS”) to use and promote SRS Labs’ technologies, to promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, SRS and CHS established a joint venture, CHS/SRS, LLC (the “Joint Venture”), to produce and distribute nine concert videos featuring our Circle Surround technology. On February 23, 2006, our Board authorized management to take all reasonable steps to divest our entire equity interest in the Joint Venture. On June 30, 2006, we completed the sale of our interest in the Joint Venture to CHS and, accordingly, the results of the operations of the Joint Venture through the date of sale were included as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the matters that are inherently uncertain. Our most critical accounting estimates include revenue recognition; valuation of accounts receivable, which impacts operating expenses; valuation of intangible, capitalization of software and long lived assets, which primarily impacts operating expenses when we impair assets or accelerate their depreciation; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision; and share-based compensation, which impacts operating expenses. We discuss each of these policies below, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Revenue Recognition

Our license agreements typically have multi-year or automatic renewal terms, and either require: a) per-unit royalty payments for all products implementing our technologies and/or solutions; b) fixed annual or quarterly royalty payments; or c) a minimum fixed annual or quarterly royalty payment, which allows the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  Royalties for per-unit arrangements are reported in the quarter following shipment of the consumer electronics device and are therefore recognized by us one quarter following shipment by the OEM.  Revenues associated with fixed royalty payments are recognized ratably over the term of the agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and are not material.

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

Intangible Assets and Impairment of Long-Lived Assets

Costs paid by the Company related to the establishment and purchase of patents, primarily legal costs, are capitalized and amortized, depending on the estimated life of the technology patented. These assets are being amortized over ten years. The Company evaluates the recoverability of long-lived assets with finite lives in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based upon the most recent assessment as of December 31, 2008, the Company has determined there was no impairment in the value of long-lived assets.

Income Taxes

In preparing our consolidated financial statements, we estimate our income taxes in each of the countries in which we operate. The process used to make these estimates includes an assessment of the current tax expense, the results from tax examinations and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the reliability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2008, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance our deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry-forward period available under the tax law, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting either in a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Share-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123R”) using the modified prospective application transition method. SFAS No. 123R requires measurement of all employee share-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. In 2008, 2007 and 2006, we recorded share-based compensation expense of $1,777,468, $1,727,017 and $1,460,910, respectively, under the fair-value provisions of SFAS No. 123R.

To determine the expected term of our employee stock options granted in fiscal 2008, we examined the historical term for our stock options and those of our peers. To determine the risk-free interest rate, we utilized an average interest rate based on U.S. Treasury instruments whose term was consistent with the expected term of our awards. To determine the expected stock price volatility, we examined the historical volatilities for our common stock and those of our peers. See Note 7 (“Stockholders’ Equity and Share-Based Compensation”) of our Notes to Consolidated Financial Statements for further discussion.

Results of Operations

The following table sets forth certain consolidated operating data as a percentage of revenues for the years ended December 31, 2008, 2007 and 2006:

Percentage of Total Revenue

	Years Ended December 31,
	2008	2007	2006
Revenues	100%	100%	100%
Cost of sales	1	1	1
Gross margin	99	99	99
Operating expenses:
Sales and marketing	51	36	39
Research and development	21	16	14
General and administrative	32	29	31
Total operating expenses	104	81	84
Operating (loss) income	(5)	18	15
Other income, net	7	11	6
Income from continuing operations before income taxes	2	29	21
Income taxes	1	0	5
Income from continuing operations	1	29	16
Discontinued operations:
Income from discontinued operations net of income taxes	—	—	6
Gain on disposal of discontinued operations	—	—	3
Income from discontinued operations	—	—	9
Net income	1%	29%	25%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Total revenues for fiscal 2008 were $18,332,678 compared to $18,851,940 in fiscal 2007, a decrease of $519,262, or 3%. This decrease was primarily attributable to decreases in royalties related to the sales of personal computers, set top boxes, CRT televisions and personal media devices containing our technologies.  The decrease in revenues in the personal computer market from fiscal 2007 to fiscal 2008 was $649,153, of which $594,378 related to decreased royalties from Toshiba, while revenues in the personal media devices market decreased by $155,086 during the same period, related to several customers. We expect that during 2009, our revenues in the personal computer segment will increase, primarily due to the signing of several new licensees, including Hewlett Packard, NEC Computers and BenQ.  In the home entertainment market, total revenues decreased $209,120 from fiscal 2007 to fiscal 2008.  Within this market, revenues related to set-top boxes decreased $139,219 and revenues from CRT televisions decreased $124,062.  Some of these decreases were offset by increased revenues in the amount of $145,942 related to flat panel televisions and monitors.  The majority of the increase in flat panel televisions and monitors revenues were the direct result of our receipt of larger royalty payments from some of the multi-national television OEMs, including Samsung, offset by a decrease in revenues from Sony, Toshiba and LG. While we continue to have good relationships with many of the major global television OEMs, we cannot guarantee that we will be successful in growing or maintaining this market of our business.  Home entertainment continues to represent our largest revenue market and we anticipate that during fiscal 2009 this trend will continue.  While there may be changes in the royalty amounts reported from each of our licensees in this segment, we are pleased that we have been able to enter into license agreements with several new television licensees during 2008, such as Vizio and General Displays and Technologies.  Revenues in the automotive market increased by $160,356 in 2008 as compared to 2007 primarily due to increased revenues from several customers in Japan who provide line install, dealer option and after market automotive audio systems to many of the significant Japanese automotive manufactures, including Toyota, Honda, Subaru and Nissan. In the personal telecommunications segment, revenues increased $298,741 from 2007 to 2008.  This increase was primarily due to increased revenues from Samsung Mobile.  We anticipate that during 2009 we will continue to experience increased revenues in this segment as compared to 2008.  This was in large part due to the signing of several new licensees, including Samsung and BBK.  During the second half of 2008 and continuing into 2009, there have been many news reports of a slow down in the global economy and decreased purchasing by consumers.  We continue to monitor relevant information regarding consumer purchasing and information provided by industry observers and others.  At this time we can not determine the impact that may result from these events. Our goals include working with our existing licensees to continue to provide value to them, while attempting to obtain new licensees to increase our market penetration in all of our segments.  While we continue to pursue these goals, there can be no assurance that they will be met.

The following table represents our mix of licensing revenues by market source:

	Years Ended December 31,
	2008	2007
Home entertainment (TV, set-top box)	69%	68%
Portable media devices (digital media player, headphone)	9	9
Personal telecommunications (mobile phone, PDA)	9	7
Automotive	8	7
PC (software, hardware)	5	9
	100%	100%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and costs associated with branding activities. Sales and marketing expenses were $9,415,238 for fiscal year 2008, as compared to $6,717,906 for fiscal year 2007. Overall sales and marketing expenses were $2,697,332, or 40%, higher in fiscal 2008.  This increase was primarily attributable to higher payroll and related costs, including one-time recruitment and severance costs of approximately $525,000, associated with hiring an additional eleven sales and marketing employees and full-time consultants in 2008 including our Vice President of Sales and our Vice President of Marketing.  In addition to increasing the sales and marketing personnel, we have also increased our branding efforts. In 2009, we expect that sales and marketing expenses will increase as we hire additional sales personnel to penetrate target markets and key regions and as we continue to increase our marketing efforts to cultivate and elevate the SRS brand globally.  We recorded $458,610 in share-based compensation expense for sales and marketing personnel during 2008 as compared to $495,132 in 2007. As a percentage of total revenues, sales and marketing expenses increased from 36% for fiscal year 2007 to 51% for fiscal year 2008.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $3,747,495 for fiscal year 2008, as compared to $3,107,482 for fiscal year 2007. The overall increase in research and development expenses of $640,013, or 21%, was primarily attributable to hiring an additional five engineers in 2008, as well as incurring additional travel costs associated with supporting our global licensees. We recorded $399,630 in share-based compensation expense for engineering personnel during 2008 as compared to $428,516 in 2007. We expect that research and development expenses will increase as we continue to expand our intellectual property portfolio, which we believe is critical to our business, and as we seek to accelerate the implementation of our technology with a greater number of customers and devices. As a percentage of total revenues, research and development expenses increased from 16% for fiscal year 2007 to 21% for fiscal year 2008.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property, and other professional fees and costs associated with being a publicly held company. General and administrative expenses were $5,913,081 for fiscal year 2008 as compared to $5,443,735 for fiscal year 2007. The overall increase of $469,346, or 9%, was primarily attributable to an increase in professional fees and expenses of $166,000, associated with our Dutch Auction repurchase program, which was terminated in September 2008.  We also incurred increased professional and legal fees associated with corporate matters and an increase in share-based compensation expense.  We recorded $919,228 in stock-based compensation expense during 2008 as compared to $803,369 in 2007. As a percentage of total revenues, general and administrative expenses increased from 29% for fiscal year 2007 to 32% for fiscal year 2008.

Interest Income

Interest income was $1,275,047 for fiscal year 2008, compared to $2,041,288 for fiscal year 2007, a decrease of $766,242, or 38%. This decrease was primarily attributable to the decrease in interest income due to lower interest rates and lower cash balances.

Provision for Income Taxes

The income tax provision for fiscal 2008 was $117,543 compared to $45,558 for fiscal 2007, representing an increase of $71,985, or 158%. The current and prior year provision consists primarily of estimated taxes payable to the state of California. The increase in the provision is the result of change in California tax law in fiscal 2008, whereby net operating loss carryforwards may not be used in 2008 or 2009 and research and development credits are limited to 50% of the Company’s net tax.

We had federal and state net operating loss carryforwards at December 31, 2008 of $11,239,216 and $5,598,943, respectively. The net operating loss carryforwards began to expire in 2005 and will continue through 2028. In addition, we had federal foreign tax credit carryforwards of approximately $5,125,790 at December 31, 2008, which begin to expire in 2014, and federal and state tax capital loss carryforwards of approximately $16,219,585, which begin to expire in 2011. As of December 31, 2008, we continued to have a valuation allowance of $13,944,301 against our deferred tax assets, which was established primarily due to our cumulative losses in recent years and based on our assessment of our future ability to realize certain deferred tax assets.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Total revenues for fiscal 2007 were $18,851,940 compared to $18,547,529 in fiscal 2006, an increase of $304,411, or 2%. This increase was primarily attributable to increases in royalties related to the sales of flat panel televisions and monitors, which grew by $2,699,310, or 31%, and increases in the automotive market, which grew by $275,793, or 26%. The majority of the increases in flat panel televisions and monitors revenues were the direct result of our receipt of larger royalty payments from many of the multinational television OEMs, including Samsung, LG and Toshiba, or their respective chip manufacturers, offset by a decrease in revenues from Sony. Additionally, during the second half of 2007, we established direct relationships with many of the China based TV manufacturers which require such companies to pay royalties directly to SRS, rather than through an Integrated Chip (“IC”) provider. This had a negative impact on our revenues during this time period as royalties were earned at the time that TVs were shipped to retail, rather than when the ICs were shipped to manufacturing.  Revenues in the automotive market also increased in 2007 as compared to 2006. This increase was primarily due to increased revenues from several customers in Japan who provide line install, dealer option and after market automotive audio systems to many of the significant Japanese automotive manufactures, including Toyota, Honda, Subaru and Nissan. Revenues in our portable media devices segment and personal telecommunications segments fell by 39% and 13%, respectively. The decrease in revenue in portable media devices was primarily attributable to the loss of one customer. Revenues from that customer continued in the first and second quarters of fiscal 2006 but no substantive revenues were received from that customer in the third and fourth quarters of 2006 or during the first three quarters of 2007. However, during 2007, we were able to secure a new design win from this customer and started to receive limited royalties during the fourth quarter of 2007. The decrease in personal telecommunications revenues was primarily attributable to one customer who has experienced a decrease in its sales of handset units. We continue to be included in the customer’s products; however, sales of these products were at lower levels in 2007 than during 2006. The following table represents our mix of licensing revenues by market source:

	Years Ended December 31,
	2007	2006
Home entertainment (TV, set-top box)	68%	61%
Portable media devices (digital media player, headphone)	9	16
PC (software, hardware)	9	9
Personal telecommunications (mobile phone, PDA)	7	8
Automotive	7	6
	100%	100%

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

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property, and other professional fees and costs associated with being a publicly held company. General and administrative expenses were $5,443,735 for fiscal year 2007 as compared to $5,660,260 for fiscal year 2006. The overall decrease of $216,525, or 4%, was primarily attributable to a decrease in consultants’ fees and costs associated with the separation of our former Chief Financial Officer in the first quarter of 2006, coupled with reduced bonus expense. These decreases in costs were offset partially by an increase in stock-based compensation expense due to stock option grants in 2007. We recorded $803,369 in stock-based compensation expense for corporate employees and directors during 2007 as compared to $512,525 in 2006. As a percentage of total revenues, general and administrative expenses decreased from 31% for fiscal year 2006 to 29% for fiscal year 2007.

Interest Income

Interest income was $2,041,288 for fiscal year 2007, compared to $1,135,870 for fiscal year 2006, an increase of $905,418, or 80%. This increase was primarily attributable to the increase in interest income due to higher interest rates and higher cash balances.

Provision for Income Taxes

The income tax provision for fiscal 2007 was $45,558 compared to $868,203 for fiscal 2006, representing a decrease of $822,645, or 95%. The fiscal 2007 provision consisted primarily of estimated sales tax payable to the state of California. The fiscal 2006 provision consisted primarily of taxes paid on licensing revenues sourced from countries requiring foreign tax withholdings, principally Korea and Taiwan.

We had federal and state net operating loss carryforwards at December 31, 2007 of $13,596,056 and $5,206,235, respectively. The net operating loss carryforwards began to expire in 2005 and will continue through 2026. In addition, we had federal foreign tax credit carryforwards of approximately $3,412,608, at December 31, 2007, which begin to expire in 2014, and federal and state tax capital loss carryforwards of approximately $16,219,585, which begin to expire in 2011. As of December 31, 2007, we continued to have a valuation allowance of $13,935,219 against our deferred tax assets, which was established primarily due to our cumulative losses in recent years and based on our assessment of our future ability to realize certain deferred tax assets.

Selected Quarterly Operating Results

The following table sets forth certain quarterly summary consolidated financial data for the eight quarters in the period ended December 31, 2008. The quarterly information is based upon financial statements prepared by us on a basis consistent with our audited consolidated financial statements and, in management’s opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Report. Our quarterly operating results have varied significantly in the past and are expected to vary significantly in the future. Due to rounding differences, the quarters in a given year may not add precisely to the annual numbers for that year.

	Three Months Ended
	Mar 31, 2008	June 30, 2008	Sep 30, 2008	Dec 31, 2008	Mar 31, 2007	June 30, 2007	Sep 30, 2007	Dec 31, 2007
	(In thousands except per share amounts)
Revenues	$4,941	$4,178	$4,319	$4,894	$5,072	$4,695	$4,769	$4,315
Gross profit	4,915	4,138	4,297	4,839	5,034	4,654	4,732	4,267
Operating expenses	4,509	4,864	4,924	4,779	4,115	3,874	3,586	3,693
Net income (loss)	$858	$(408)	$(316)	$137	$1,412	$1,289	$1,674	$1,040
Net income (loss) per common share:
Basic	$0.05	$(0.03)	$(0.02)	$0.01	$0.09	$0.08	$0.10	$0.06
Diluted	$0.05	$(0.03)	$(0.02)	$0.01	$0.08	$0.08	$0.10	$0.06

Liquidity and Capital Resources

At December 31, 2008, cash and cash equivalents, short-term investments and investments available for sale were $39,435,087 compared to $45,067,166 as of December 31, 2007, a decrease of $5,632,079. Our cash and cash equivalents were $31,599,087 as of December 31, 2008, a decrease of $8,016,204 from cash and cash equivalents of $39,615,291 held at December 31, 2007. The decrease in cash and cash equivalents was primarily a result of the purchase of treasury stock and short-term investments, partially offset against the proceeds received from the sale of the investments available for sale and positive cash flow generated by operating activities.  Cash and cash equivalents generally consist of cash, certificates of deposits, money market funds and other money market instruments with original maturities of three months or less. The money market funds are primarily invested in US government obligations.  The cash and certificates of deposit are FDIC insured. We held $7,836,000 in short-term investments at December 31, 2008.  Short-term investments consist of certificates of deposit with original maturities ranging from 6 to 12 months.  In fiscal 2008, 2007 and 2006, operations were funded primarily from cash from operating activities.

Net cash provided by operating activities was $2,629,133 and $6,558,565 for 2008 and 2007, respectively. The $3,929,432 decrease in net cash provided by operating activities in fiscal 2008, compared to fiscal 2007, was primarily a result of a decrease in net income, from $5,414,435 during the year ended December 31, 2007 to $270,887 for the year ended December 31, 2008.  Offsetting the decrease in net income, accounts receivable decreased by $794,524 during the year ended December 31, 2008 compared to an increase of $65,867 during the same period in the prior year, due to increased collection efforts in 2008.  Additionally, accrued liabilities increased $306,960 during the year ended December 31, 2008 as compared to decreasing $605,928 in the same period in the prior year.  The increase in accrued liabilities in 2008 primarily relates to the timing of payments to vendors and an increase in accrued commissions, due to hiring additional sales representatives in 2008.

Net cash used in investing activities was $3,310,826 and $850,927 in 2008 and 2007, respectively. The $2,459,899 increase in cash used in investing activities in 2008, compared to 2007, was primarily due to the purchase of $7,836,000 in short-term investments offset by the sale of investments available for sale of $5,500,000.

Net cash used in financing activities was $7,334,511 and $1,103,772 during 2008 and 2007, respectively. The $6,230,739 increase in cash used in financing activities in 2008, compared to 2007, was primarily due to an increase in treasury stock repurchased offset by a decrease in stock option exercises.  We expect to continue to use a portion of our cash to conduct market repurchases under the stock repurchase program approved by our Board of Directors on November 3, 2008.  Under the stock repurchase program, we are seeking to acquire up to $15.0 million of the Company’s outstanding stock.  To date, we have repurchased 1.5 million shares of our common stock at an aggregate purchase price of $7.5 million under the program.  The repurchase program commenced on November 7, 2008 and will remain open for a period of up to six months.

We believe our existing cash, cash equivalents and short-term investment balances together with cash generated from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and the continuing market acceptance of our products.

Contractual Cash Obligations and Contingent Liabilities and Commitments

We have contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies our expected contractual obligations and commitments subsequent to December 31, 2008:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease obligations	$1,400,097	$413,130	$869,896	$117,071

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement became effective on November 15, 2008.  The adoption of SFAS No. 162 did not have a material impact on our consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”)and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. We are currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R became effective for us beginning January 1, 2009 and will be applied prospectively to business combinations completed on or after that date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for this statement was as of the beginning of an entity’s first fiscal year that began after November 15, 2007. Accordingly, we adopted SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial position or results of operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes changes in interest rates, which relates primarily to our invested balances of cash, cash equivalents and investments. Our investment policy specifies excess funds are to be invested in a manner that preserves capital, provides liquidity and generates the highest available after-tax return. To limit exposure to market risk, we place our cash in banks, cash equivalents in certificates of deposits with original maturities of three months or less and money market funds, which are primarily invested in US government obligations.  Short-term investments consist of certificates of deposits with original maturities ranging from 6 to 12 months.  We do not invest in any derivative instruments. All cash, cash equivalents and investments are carried at fair value, which approximates cost.

Item 8.  Financial Statements and Supplementary Data

The financial statement information, including the Report of Independent Registered Public Accounting Firm, required by this Item 8 is set forth on pages 37 to 56 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The quarterly financial information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report, Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Attestation Report of Independent Registered Public Accounting Firm

Our internal control over financial reporting has been audited by Squar, Milner, Peterson, Miranda & Williamson, LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 35.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during our fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors,” “Information About the Board of Directors and Committees of the Board,” “Executive Officers” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders that is scheduled to occur in June 2009 is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after the end of fiscal year 2008.

Item 11.  Executive Compensation

Except as specifically provided, the information set forth under the captions “Compensation of Executive Officers” and “Information About the Board of Directors and Committees of the Board—Compensation of Directors” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after the end of fiscal year 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The Proxy Statement will be filed with the SEC no later than 120 days after the end of fiscal year 2008.

Information regarding equity compensation plans required by this Item 12 is included in Item 5 of Part II of this Annual Report on Form 10-K and is incorporated into this Item by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Transactions with Management and Others” and “Information About the Board of Directors and Committees of the Board” in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after the end of fiscal year 2008.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Relationship of the Company with Independent Registered Public Accounting Firm” in the Proxy Statement. The Proxy Statement will be filed with the SEC no later than 120 days after the end of fiscal year 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(1)                                 Financial Statements

(2)                                 Financial Statement Schedule

Page
Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2008, 2007 and 2006	56

The financial statement schedule included on page 56 to this Annual Report on Form 10-K and in Part II, Item 8 herein is filed as part of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

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

Exhibit Number	Description
10.5	Form of Indemnification Agreement, previously filed with the SEC as Exhibit 10.20 to the Registration Statement Amendment No. 1, which is incorporated herein by reference.

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

10.10

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan dated March 29, 2005 (Current participants under this plan include the following officers: Thomas C.K. Yuen, Ulrich E. Gottschling, Sarah Yang and Alan D. Kraemer), previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on April 4, 2005, which is incorporated herein by reference.

10.11

SRS Labs, Inc. 2005 Change in Control Protection Plan approved April 27, 2005, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.12

Form of Participation Agreement under the SRS Labs, Inc. 2005 Change in Control Protection Plan for Selected Executive Officers (Current participants under this plan include the following officers: Thomas C.K. Yuen, Ulrich E. Gottschling, Sarah Yang, Jeff Klass and Alan D. Kraemer) previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

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

10.15	Offer Letter dated April 22, 2008 by and between the Company and Jeff Klaas.

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

Exhibit Number	Description
10.18

SRS Labs, Inc. Profit Sharing and Bonus Plan, as amended on June 20, 2007, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2007, which is incorporated herein by reference.

10.19

SRS Labs, Inc. 2006 Stock Incentive Plan, as amended on December 17, 2007, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007, which is incorporated herein by reference.

10.20

Form of Stock Option Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.21

Form of Restricted Share Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.22

Form of Restricted Share Unit Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.23

Form of SAR Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.12 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.24	SRS Labs, Inc. Patent Reward Program, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 28, 2006, which is incorporated herein by reference.

Other Material Contracts

10.25	Industrial Real Estate Lease dated May 27, 2008, between the Company and Daimler Commerce Partners, L.P.

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

Other Exhibits

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, dated February 23, 2009.

31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRS Labs, Inc.

Dated: February 24, 2009	By:	/S/ THOMAS C.K. YUEN
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ THOMAS C.K. YUEN	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2009
Thomas C.K. Yuen

/s/ ULRICH GOTTSCHLING	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2009
Ulrich Gottschling

/s/ DAVID R. DUKES	Director	February 24, 2009
David R. Dukes

/s/ WINSTON E. HICKMAN	Director	February 24, 2009
Winston E. Hickman

/s/ CAROL L. MILTNER	Director	February 24, 2009
Carol L. Miltner

/s/ SAM YAU	Director	February 24, 2009
Sam Yau

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SRS Labs, Inc.

Santa Ana, California

We have audited the accompanying consolidated balance sheets of SRS Labs, Inc. and Subsidiaries (collectively the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our audit also included the financial statement schedule listed in Item 15(2) herein. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SRS Labs, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Also, in our opinion, the aforementioned financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the financial information set forth therein.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP
Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

February 23, 2009

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$31,599,087	$39,615,291
Accounts receivable, net	332,711	1,138,425
Prepaid expenses and other current assets	864,095	893,388
Short-term investments	7,836,000	—
Total Current Assets	40,631,893	41,647,104

Investments available for sale	—	5,451,875
Property and equipment, net	423,921	309,727
Intangible assets, net	2,354,725	2,197,616
Deferred income taxes, net	3,471,421	1,776,202
Total Assets	$46,881,960	$51,382,524
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$314,382	$529,063
Accrued liabilities	996,268	689,308
Deferred revenue	1,802,024	1,156,836
Total Current Liabilities	3,112,674	2,375,207

Commitments and contingencies (Note 5)

Stockholders’ Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 14,419,418 and 16,946,377 shares issued; 14,419,418 and 15,778,715 shares outstanding at December 31, 2008 and 2007, respectively	14,420	16,947
Additional paid-in capital	62,639,075	74,143,772
Accumulated other comprehensive loss	—	(48,125)
Accumulated deficit	(18,884,209)	(19,155,096)
Treasury stock at cost, 1,167,662 shares at December 31, 2007	—	(5,950,181)
Total Stockholders’ Equity	43,769,286	49,007,317
Total Liabilities and Stockholders’ Equity	$46,881,960	$51,382,524

See accompanying notes to the consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
Revenues	$18,332,678	$18,851,940	$18,547,529
Cost of sales	143,481	164,112	171,094
Gross profit	18,189,197	18,687,828	18,376,435
Operating expenses:
Sales and marketing	9,415,238	6,717,906	7,345,133
Research and development	3,747,495	3,107,482	2,572,577
General and administrative	5,913,081	5,443,735	5,660,260
Total operating expenses	19,075,814	15,269,123	15,577,970
Operating (loss) income	(886,617)	3,418,705	2,798,465
Interest income	1,275,047	2,041,288	1,135,870
Income from continuing operations before income taxes	388,430	5,459,993	3,934,335
Income taxes	117,543	45,558	868,203
Income from continuing operations	270,887	5,414,435	3,066,132
Discontinued operations (Note 10):
Income from discontinued operations, net of income taxes	—	—	1,017,079
Gain on disposal of discontinued operations	—	—	624,646
Income from discontinued operations	—	—	1,641,725
Net income	$270,887	$5,414,435	$4,707,857
Income from continuing operations per common share:
Basic	$0.02	$0.34	$0.21
Diluted	$0.02	$0.32	$0.20
Income from discontinued operations per common share:
Basic	$—	$—	$0.11
Diluted	$—	$—	$0.11
Net income per common share:
Basic	$0.02	$0.34	$0.31
Diluted	$0.02	$0.32	$0.30
Weighted averaged shares used in the per share calculation:
Basic	15,588,815	16,154,313	14,955,889
Diluted	15,842,336	16,989,839	15,465,822

See accompanying notes to consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total	Income
BALANCE, January 1, 2006	14,279,592	$14,955	$63,574,518	$(496,021)	$(29,277,388)	$(3,003,445)	$30,812,619
Proceeds from exercise of stock options	1,607,346	1,607	6,501,799	—	—	—	6,503,406
Proceeds from exercise of Valence management stock options (Note 10)	357,625	358	1,151,177	—	—	—	1,151,535
Purchase of treasury stock	—	—	—	—	—	(2,114,586)	(2,114,586)
Cancellation of treasury stock	(357,625)	(358)	(2,114,228)	—	—	2,114,586	—
Share-based compensation	—	—	1,460,910	—	—	—	1,460,910
Currency translation adjustment	—	—	—	81,303	—	—	81,303	81,303
Unrealized gain on investments available for sale, net of tax	—	—	—	141,423	—	—	141,423	141,423
Net income	—	—	—	—	4,707,857	—	4,707,857	4,707,857
BALANCE, December 31, 2006	15,886,938	16,562	70,574,176	(273,295)	(24,569,531)	(3,003,445)	42,744,467	4,930,583
Proceeds from exercise of stock options	385,341	385	1,842,579	—	—	—	1,842,964
Purchase of treasury stock	(493,564)	—	—	—	—	(2,946,736)	(2,946,736)
Share-based compensation	—	—	1,727,017	—	—	—	1,727,017
Unrealized gain on investments available for sale, net of tax	—	—	—	225,170	—	—	225,170	225,170
Net income	—	—	—	—	5,414,435	—	5,414,435	5,414,435
BALANCE, December 31, 2007	15,778,715	16,947	74,143,772	(48,125)	(19,155,096)	(5,950,181)	49,007,317	5,639,605
Proceeds from exercise of stock options	116,847	117	329,051	—	—	—	329,168
Purchase of treasury stock	(1,476,144)	—	—	—	—	(7,663,679)	(7,663,679)
Cancellation of treasury stock	—	(2,644)	(13,611,216)	—	—	13,613,860	—
Share-based compensation	—	—	1,777,468	—	—	—	1,777,468
Unrealized gain on investments available for sale, net of tax	—	—	—	48,125	—	—	48,125	48,125
Net income	—	—	—	—	270,887	—	270,887	270,887
BALANCE, December 31,2008	14,419,418	$14,420	$62,639,075	—	$(18,884,209)	—	$43,769,286	$319,012

See accompanying notes to consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$270,887	$5,414,435	$4,707,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	660,954	733,873	727,773
Provision for doubtful accounts	11,190	108,321	(19,594)
Deferred taxes	(1,695,219)	(1,389,790)	(6,025)
Accretion of discount on investments available for sale	—	—	(1,904)
Net realized gain on investments available for sale	—	—	(3,125)
Share-based compensation	1,777,468	1,727,017	1,359,767
Loss on disposition of furniture, fixtures and equipment	—	10,459	1,582
Write-off of intangible assets	42,569	34,058	12,072
Gain on disposal of discontinued operations	—	—	(624,646)
Changes in operating assets and liabilities:
Accounts receivable	794,524	(65,867)	725,495
Prepaid expenses and other current assets	29,293	(84,448)	(206,093)
Accounts payable	(214,681)	(80,836)	(131,912)
Accrued liabilities	306,960	(605,928)	493,338
Deferred revenue	645,188	757,271	(138,071)
Net cash used in operating activities of discontinued operations	—	—	(1,945,807)
Net cash provided by operating activities	2,629,133	6,558,565	4,950,707
Cash Flows from Investing Activities:
Proceeds from sale of investments available for sale	5,500,000	—	11,996,917
Purchase of short-term investments	(7,836,000)	—	—
Purchase of property and equipment	(302,602)	(147,466)	(214,459)
Expenditures related to intangible assets	(672,224)	(703,461)	(520,881)
Proceeds from sale of Valence	—	—	4,300,000
Proceeds from sale of equity interest in CHS/SRS LLC	—	—	387,021
Net cash used in investing activities of discontinued operations	—	—	(180,216)
Net cash (used in) provided by investing activities	(3,310,826)	(850,927)	15,768,382
Cash Flows from Financing Activities:
Purchase of treasury stock	(7,663,679)	(2,946,736)	(2,114,586)
Proceeds from exercise of stock options	329,168	1,842,964	7,654,583
Net cash (used in) provided by financing activities	(7,334,511)	(1,103,772)	5,539,997
Net (Decrease) Increase in Cash and Cash Equivalents	(8,016,204)	4,603,866	26,259,086
Cash and Cash Equivalents, Beginning of Year	39,615,291	35,011,425	8,752,339
Cash and Cash Equivalents, End of Year	$31,599,087	$39,615,291	$35,011,425
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes	$2,377,114	$1,392,197	$856,841
Supplemental Disclosure of Non-Cash Investing/Financing Activities:
Unrealized gain on investments, net	$48,125	$225,170	$141,423
Retirement of treasury stock	$13,613,860	$—	$2,114,586

See accompanying notes to consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Organization

SRS Labs, Inc. (collectively with its subsidiaries, the “Company,” “SRS Labs,” “SRS”, “us”, “we” or “our”) is the recognized global leader in the practical application of psychoacoustics, the science behind how the human ear operates, and in the post processing segment of the market for audio delivery.  Our award-winning audio enhancement technologies and solutions dramatically restore audio and voice to its natural state, the way it was originally recorded, in both dimension and clarity, thus providing a superior consumer experience for a wide variety of consumer electronic devices such as televisions, personal computers and mobile phones.

Our operations are conducted through SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc. and Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company). Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers (“OEMs”), software providers and semiconductor companies, and limited sales and marketing of standalone software and hardware products through the Internet.

Prior to September 29, 2006, we were also a developer and provider of application specific integrated circuits and standard integrated circuits through our former wholly-owned subsidiary, Valence Tech Limited (“Valence”).

Discontinued Operations:

Valence:  Through its former wholly-owned subsidiary, Valence, the Company operated a fabless semiconductor business which developed, designed and marketed standard and custom analog ICs, digital signal processors, and mixed signal integrated circuits primarily to OEMs and original design manufacturers (“ODMs”) in the Asia Pacific region.  On February 23, 2006, the Company’s Board of Directors (the “Board”) approved a plan to sell Valence in order to focus management’s attention and financial resources on the Company’s licensing business. On July 14, 2006, the Company entered into a definitive Sale and Purchase Agreement to sell Valence to Noblehigh Enterprises Inc. The sale transaction was completed on September 29, 2006 and, accordingly, the results of the operations of Valence through the date of sale were included as discontinued operations in the accompanying consolidated statements of operations for all periods presented. See Note 11.

CHS/SRS LLC:  In September 2004, SRS entered into a strategic alliance with Coming Home Studios LLC (“CHS”) to use and promote SRS Labs’ technologies, to promote CHS productions and to promote each company’s respective brands. In connection with the strategic alliance, SRS and CHS established a joint venture, CHS/SRS, LLC (the “Joint Venture”), to produce and distribute nine concert videos featuring SRS’ Circle Surround technology. On February 23, 2006, the Board authorized management to take all reasonable steps to divest the Company’s entire equity interest in the Joint Venture. On June 30, 2006, SRS completed the sale of its interest in the Joint Venture to CHS and, accordingly, the results of the operations of the Joint Venture through the date of sale were included as discontinued operations in the accompanying consolidated statements of operations for all periods presented. See Note 11.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company and its wholly-owned subsidiaries SRSWOWcast, Shenzhen Representative Office of SRS Labs, Inc. and the activities of its previously wholly-owned subsidiary Valence through the date of disposal (September 29, 2006) and the Joint Venture through the date of disposal (June 30, 2006) after elimination of all intercompany accounts and transactions.  Certain amounts in the notes to the consolidated financial statements have been reclassified in order to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Some of the estimates needed to be made by management include the allowance for doubtful accounts, estimated useful lives of property and equipment and intangible assets, share-based compensation and the valuation allowance for the Company’s deferred tax asset. Actual results could materially differ from these estimates.

Cash and Cash Equivalents and Short-term Investments

Cash and cash equivalents generally consist of cash, certificates of deposit, and money market funds with original maturities of three months or less at the date of purchase.  The money market funds are primarily invested in U.S. government obligations.  Short-term investments consist of certificates of deposit with original maturities ranging from 6 to 12 months.

Investments Available for Sale

The Company accounts for available for sale investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments, consisting primarily of U.S. government securities, are classified as available for sale investments and are reported at fair value, based on quoted market prices, in the accompanying consolidated balance sheets. Those securities with a maturity date of one year or more were classified as long-term assets.   Unrealized gains and losses, net of applicable income taxes, are reported as a separate component of stockholders’ equity.

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

Intangible Assets

Costs paid by the Company related to the establishment and transfer of patents, primarily legal costs, are capitalized and amortized, depending on the estimated useful life of the technology patented. These assets are being amortized over ten years.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based upon the most recent assessment as of December 31, 2008, the Company has determined there was no impairment in the value of long-lived assets.

Revenue Recognition

Our license agreements typically have multi-year or automatic renewal terms, and either require: a) per-unit royalty payments for all products implementing our technologies and/or solutions; b) fixed annual or quarterly royalty payments; or c) a minimum fixed annual or quarterly royalty payment, which allow the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  Royalties for per-unit arrangements are reported in the quarter following shipment of the consumer electronics device and are therefore recognized by us one quarter following shipment by the OEM.  Revenues associated with fixed royalty payments are recognized ratably over the term of the agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and are not material.

Research and Development

Research and development expenses include costs and expenses associated with the development of our design methodology and the design and development of new products, including initial nonrecurring engineering and product verification charges. Research and development is expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), at the beginning of fiscal year 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

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

Valence and the Joint Venture are included as discontinued operations for all periods presented. For the years ended December 31, 2008, 2007 and 2006, the Company’s continuing operations represent the licensing business activities.

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

Basic and diluted net income per share computed in accordance with SFAS No. 128 for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years Ended December 31,
	2008	2007	2006
BASIC EPS
Numerator:
Income from continuing operations	$270,887	$5,414,435	$3,066,132
Income from discontinued operations	—	—	1,641,725
Net income	$270,887	$5,414,435	$4,707,857
Denominator: Weighted average common shares outstanding	15,588,815	16,154,313	14,955,889
Income from continuing operations per share	$0.02	$0.34	$0.21
Income from discontinued operations per share	$—	$—	$0.11
Net income per share	$0.02	$0.34	$0.31
DILUTED EPS
Numerator:
Income from continuing operations	$270,887	$5,414,435	$3,066,132
Income from discontinued operations	—	—	1,641,725
Net income	$270,887	$5,414,435	$4,707,857
Denominator: Weighted average common shares outstanding	15,588,815	16,154,313	14,955,889
Common equivalent shares outstanding: Dilutive options	253,521	835,526	509,933
Total diluted common shares	15,842,336	16,989,839	15,465,822
Income from continuing operations per share	$0.02	$0.32	$0.20
Income from discontinued operations per share	$—	$—	$0.11
Net income per share	$0.02	$0.32	$0.30

There were options outstanding at December 31, 2008, 2007 and 2006 to purchase 2,201,570, 542,660 and 1,196,763 shares of the Company’s common stock, respectively, that were not included above because they would be anti-dilutive.

Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. SFAS No. 123(R) requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. We recorded stock-based compensation expense of $1,777,468, $1,727,017 and $1,460,910 in 2008, 2007 and 2006, respectively, under the fair-value provisions of SFAS No. 123(R).  See Note 7.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard describes three levels of inputs that may be used to measure fair value:

•                  Level 1 inputs: Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•                  Level 2 inputs: Level 2 inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•                  Level 3 inputs: Level 3 inputs are unobservable and should be used to measure fair value to the extent that observable inputs are not available.

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

Financial assets carried at fair value as of December 31, 2008 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$29,524,312	$—	$—	$29,524,312
Certificates of deposit	—	9,433,000	—	9,433,000
Total	$29,524,312	$9,433,000	$—	$38,957,312

The adoption of SFAS No. 157 did not have a material effect on our consolidated financial position or results of operations.

Customer Concentration

For fiscal years 2008 and 2007, Samsung accounted for approximately 42% and 28%, respectively, of the Company’s consolidated revenues.  For fiscal year 2006, Samsung and Sony each accounted for approximately 17% and 11%, respectively, of the Company’s consolidated revenues, respectively.  Given the significant amount of revenues derived from Samsung, the loss of such customer or the uncollectibility of related receivables could have a material adverse effect on our consolidated financial condition and consolidated results of operations.  See Note 5.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, investments and accounts receivable. The Company places its cash in banks and its cash equivalents in certificates of deposit and money market funds at certain financial institutions in excess of amounts insured by federal agencies. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions.  Short-term investments consist of certificates of deposit with original maturities ranging from 6 to 12 months.  The Company has not experienced any significant losses on its cash equivalents or investments.

The Company’s accounts receivables are derived from sales to OEMs, ODMs and platform partners primarily in Asia, North America and Europe. Customers’ headquarters geographically located in the Asia Pacific markets accounted for approximately 88%, 90% and 91%, of the Company’s revenues in 2008, 2007 and 2006, respectively, and are expected to continue to account for a substantial percentage of revenues in the future. The Company makes periodic evaluations of the creditworthiness of its customers and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for estimated uncollectible accounts receivable, as appropriate, and such losses have historically been minimal and within management’s expectations.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement became effective on November 15, 2008.  The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”)and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. We are currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R became effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for this statement is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Accordingly, we adopted SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial position or results of operations.

2. Investments Available for Sale

Investments with maturities greater than one year from the balance sheet date were classified as long-term investments. The Company invested its excess cash in U.S. Treasury and agency securities rated “AAA”, and tax-exempt securities with approved financial institutions with a minimum investment grade of “A1.” The investments available for sale consisted of bonds and included only marketable securities with secondary or resale markets to ensure portfolio liquidity.

In March 2008, the investment available for sale was called by the bond issuer prior to its stated maturity date.  The proceeds from the sale were $5,500,000 (par value).  The proceeds were immediately re-invested in a money market fund and are included in cash equivalents as of December 31, 2008.  There was no realized gain or loss recognized on the transaction.

The following table summarizes the Company’s investment securities available for sale:

	December 31,
	2008	2007
U.S. Government securities available for sale:
Cost	$—	$5,500,000
Unrealized losses	—	(48,125)
Estimated fair value	$—	$5,451,875

The following table summarizes sales of available for sale securities for the years ended December 31, 2008, 2007 and 2006. Realized gains are included in other income, net in the accompanying consolidated statements of operations. Specific identification was used to determine costs in computing realized gains or losses.

	Years Ended December 31,
	2008	2007	2006
Proceeds from sale	$5,500,000	$—	$11,996,917
Realized gains	$—	$—	$3,125

3. Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2008	2007
Property and equipment	$1,299,121	$1,170,737
Computer equipment	534,960	989,078
Leasehold improvements	202,854	134,894
	2,036,935	2,294,709
Less accumulated depreciation and amortization	(1,613,014)	(1,984,982)
	$423,921	$309,727

Depreciation and amortization expense for property and equipment totaling $188,407, $216,948 and $246,098 for the years ended December 31, 2008, 2007 and 2006, respectively, is reflected in general and administrative expenses.

4. Intangible Assets

Intangible assets, net consist of the following:

	December 31,
	2008	2007
Patents	$3,618,338	$3,315,343
Accumulated amortization	(1,785,531)	(1,622,954)
Patents, net	1,832,807	1,692,389
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Capitalized software and hardware for several technologies	582,800	663,310
Total other intangibles	1,222,871	1,303,381
Accumulated amortization, other intangibles	(700,953)	(798,154)
Other intangibles, net	521,918	505,227
Intangible assets, net	$2,354,725	$2,197,616

Amortization periods range from three to ten years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Years Ended December 31,
	2008	2007	2006
Patents	$284,244	$296,118	$233,468
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	64,007	64,007	64,007
Capitalized software and hardware for several technologies	124,296	156,800	181,800
Total intangible amortization expense	$472,547	$516,925	$479,275

As of December 31, 2008, the weighted average remaining useful life of the Company’s patents and intangible assets was approximately 6.7 years. The following table shows the estimated amortization expense for those assets for each of the five succeeding fiscal years and thereafter.

Years Ending December 31,
2009	$444,814
2010	408,249
2011	371,302
2012	307,004
2013	239,569
Thereafter	583,787
Total	$2,354,725

5. Commitments and Contingencies

Leases

The Company leases office space and certain equipment under non-cancelable operating leases expiring through 2009. The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership that is affiliated with a principal stockholder, who is also an executive officer and a director, of the Company. The lease term was renewed in 2008 until May 2013.  We paid rent of $235,170, $230,256, and $230,256 in 2008, 2007, and 2006, respectively under this lease agreement.

Additionally, we entered into three new leases in 2008 for our international operations in Taiwan, China, and Japan.  The leases for our offices in Taiwan and Japan expire in April 2009 and October 2009, respectively, and the lease term for our office in China expires in April 2013.  In total, the Company paid rent of $294,702, $230,256 and $230,256 during 2008, 2007 and 2006, respectively, for all our facilities.

Future annual minimum lease payments under non-cancelable operating leases for the remaining periods at December 31, 2008 are as follows:

Years Ending December 31,	Facility	Office Equipment	Total
2009	$394,025	$19,105	$413,130
2010	277,504	17,393	294,897
2011	284,055	2,208	286,263
2012	288,736	—	288,736
2013	117,071	—	117,071
Total	$1,361,391	$38,706	$1,400,097

Litigation

On June 8, 2007, we sent a letter to Sony Corporation (“Sony”) relating to the possible infringement of several SRS patents by Sony’s S-Force technology. Sony responded to the letter by filing a Complaint for Declaratory Relief in the U.S. District Court in the Southern District of New York on July 6, 2007. In November 2007, Sony and SRS entered into a standstill agreement for the purpose of conducting discussions towards an amicable resolution of the dispute, and the Complaint for Declaratory Relief was dismissed.  While the standstill agreement has expired, the parties continue to negotiate regarding this matter.  In October 2008, the outside patent counsel hired to evaluate the Sony S-Force technology informed us that they had completed their evaluation based on the information provided by Sony.  Based on their study, they confirmed SRS’ position that the S-Force technology infringes on the Company’s patents.  The basis for this infringement position has been provided to Sony for their review.  SRS cannot assure that it will prevail in this matter and is unable to determine at this time the impact that this matter may have, if any, on its consolidated financial position, results of operations or cash flows.

From time to time, the Company may be involved in other litigation matters and disputes arising in the normal course of business. Any such matters and disputes could be costly and time consuming, subject the Company to damages or equitable remedies, and divert our management and key personnel from our business operations.

Indemnifications

The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of December 31, 2008 and 2007.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the

Company has a directors and officers’ insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Currently, the Company has no liabilities recorded for these agreements as of December 31, 2008 and 2007.

Warranties

The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2008 and 2007.

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

6. Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
United States	$388,430	$5,459,993	$3,934,335

The provision for income taxes on continuing operations consists of the following:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$(42,970)
State	144,923	45,558	—
Foreign	1,667,839	1,389,372	905,148
Total	1,812,762	1,434,930	862,178
Deferred:
Federal	(1,704,301)	(234,654)	768,341
State	—	—	52,673
Foreign	—	—	6,025
Change in valuation allowance, net	9,082	(1,154,718)	(821,014)
Total	(1,695,219)	(1,389,372)	6,025
Total income tax provision	$117,543	$45,558	$868,203

The reconciliation of the income tax expense computed at U.S. federal statutory rates to the provision for income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006
Tax at U.S. federal statutory rates	$179,821	$1,856,398	$1,377,017
State income taxes, net of federal benefit	30,857	151,796	226,067
Nondeductible expenses	32,692	9,983	13,137
Change in valuation allowance, net	9,082	(1,154,718)	821,014
Research and development credit	(131,768)	(110,996)	(220,712)
Foreign tax rate differential and other	(3,141)	(706,905)	(1,348,320)
Total income tax expense	$117,543	$45,558	$868,203

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Depreciation and amortization	$705,430	$627,281
Accruals	915,872	553,051
Net operating loss carryforwards	883,338	1,895,156
Tax credit carryforwards	6,553,617	4,919,261
Capital loss carryforwards	6,460,261	6,460,261
Other	1,897,204	1,256,411
Valuation allowance	(13,944,301)	(13,935,219)
Total net deferred tax assets	$3,471,421	$1,776,202

The Company has federal and state net operating loss carryforwards at December 31, 2008 of $11,239,216 and $5,598,943, respectively. These net operating loss carryforwards began to expire in 2005 and will continue to expire through 2028. The Company also has federal and state research credits of approximately $921,881 and $505,946, respectively, which will begin to expire in 2011 and will continue to expire through 2028 for federal and indefinitely for state. In addition, the Company has federal foreign tax credit carryforwards of $5,125,790 at December 31, 2008, which will begin to expire in 2014 and will continue to expire through 2018. The Company also has federal and state capital loss carryforwards at December 31, 2008 of $16,219,585, which will expire in 2011.

As of December 31, 2008, a valuation allowance of $13,944,301 has been provided based on the Company’s assessment of the future realizability of deferred tax assets. The valuation allowance on deferred tax assets relates to future deductible temporary differences, capital loss carryforwards, foreign tax credit carryforwards, research and development credit carryforwards, and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences. As a result of SFAS No. 123R, the Company’s deferred tax assets at December 31, 2008 do not include approximately $3.2 million of excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryovers. Equity will be increased by approximately $3.2 million if and when such excess tax benefits are ultimately realized.

The use of loss carryforwards and tax credit carry forwards may become limited in the event of an ownership change as defined under Internal Revenue Code section 382. The Company commissioned a section 382 study in 2008, which confirmed that there have been no ownership changes through 2007.  Further, due to a change in California tax law in fiscal 2008, net operating loss carryforwards may not be used in 2008 or 2009 and research and development credits are limited to fifty percent of the Company’s net tax.

The Company adopted the provisions of FIN 48 at the beginning of fiscal year 2007. Upon adoption of FIN 48, no adjustment to the consolidated financial statements was required. The Company determined that it did not have any unrecorded tax contingencies and therefore a rollforward of the tax contingency reserve that reconciles the beginning and ending balance of the reserve was not necessary as there was no tax contingency reserve. The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2008, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions.

7. Stockholders’ Equity and Share-Based Compensation

Stock Repurchases

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

On November 6, 2007, the Company announced that the Board authorized the repurchase of up to $10,000,000 of its outstanding common stock for a period from November 12, 2007 to May 11, 2008. The Company repurchased 498,564 shares at a cost of $2,971,186 under this repurchase program.

On May 19, 2008, the Board authorized the repurchase of up to $10,000,000 of the Company’s common stock for a period from May 20, 2008 to November 19, 2008.   In total, the Company repurchased a total of 14,200 shares of the Company’s outstanding common stock under the program, all in the second fiscal quarter.  On August 29, 2008, the Company suspended this repurchase program and announced it would conduct a Dutch auction tender offer, pursuant to which the Company could purchase up to $10,000,000 of shares of its common stock (the “Dutch Auction”). On September 30, 2008, the Dutch Auction was terminated and withdrawn as a result of the Company’s receipt of an unsolicited inbound offer to purchase all of the Company’s common stock for consideration with a stated value per share in excess of the repurchase price set forth in the Offer to Purchase for the Dutch Auction.  As a result, SRS did not repurchase any shares under the Dutch Auction.

On November 3, 2008, the Board authorized the repurchase of up to $15,000,000 of the Company’s common stock for a period from November 7, 2008 to May 6, 2009.  As of December 31, 2008, the Company repurchased 1,456,944 shares at a cost of $7,541,626 under this repurchase program.

Stock Award/Option Plans/Warrants

In July 1996, the Board adopted and the Company’s stockholders approved the 1996 Long-Term Incentive Plan (as amended and restated, the “1996 Plan”), for which 1,000,000 shares of the Company’s common stock were reserved for issuance to officers, employees and consultants of the Company. Prior to the adoption of the 2006 Plan (defined below), if any award granted under the 1996 Plan expires, terminates or is forfeited before the exercise thereof or the payment in full thereof, the shares covered by the unexercised or unpaid portion would have become available for new grants under the 1996 Plan. In June 1997, the Board and the Company’s stockholders approved the amendment and restatement of the 1996 Plan, including an increase to the number of shares reserved for issuance under the plan by 1,000,000. In June 1998, the Board and the Company’s stockholders approved an amendment to the 1996 Plan to increase the number of shares reserved for issuance under the plan by 2,500,000. Also in June 1998, in a separate amendment, the Board and the Company’s stockholders approved an amendment to allow all directors of the Company and any subsidiary of the Company to participate in the 1996 Plan. In June 2000, the Board adopted and the Company’s stockholders approved an amendment to the 1996 Plan to increase the number of shares reserved for issuance under the plan by 2,500,000. In June 2003, the Board and the Company’s stockholders approved an amendment to the 1996 Plan to increase the number of shares reserved for issuance under the plan by 1,500,000. The Compensation Committee or, in the absence of a Compensation Committee, the Board, as a whole, has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2008, options to purchase 1,344,698 shares of the Company’s common stock were outstanding under the 1996 Plan. No additional options will be granted under the 1996 Plan as of December 31, 2008.

In July 1996, the Board adopted and the Company’s stockholders approved the 1996 Non-employee Directors Stock Option Plan (the “Non-employee Directors Plan”), a non-discretionary formula plan for which 120,000 shares of the Company’s common stock were reserved for issuance to the Company’s non-employee directors. A committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan administers the Non-employee Directors Plan. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three-year period, the first installment vesting on the date of grant. In June 1999, the Company’s stockholders approved the Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Amended Non-employee Directors Plan”). Among the changes set forth in the Amended Non-employee Directors Plan was to increase by 130,000 the number of shares of common stock that may be issued under the plan. In June 2001, the Board adopted and the Company’s stockholders approved an amendment to the Amended Non-employee Directors Plan to increase the number of shares reserved for issuance under the plan by 250,000. As of December 31, 2008, options to purchase 147,500 shares of common stock were outstanding under the Amended Non-employee Directors Plan. There are 310,000 shares of common stock available for grant under the Non-employee Directors Plan as of December 31, 2008.

On June 22, 2006, the Board adopted and the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”), for which 1,500,000 shares of the Company’s common stock has been reserved for issuance under the plan provided that the Company shall not make additional awards under the 1996 Plan. Either the Board or a committee appointed by the Board (the “Committee”) will administer the 2006 Plan. The Compensation Committee is currently acting as the Committee for purposes of the 2006 Plan. Under the 2006 Plan, the Committee may grant options that are intended to qualify as incentive stock options. Additionally, the Committee may also grant share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, and performance awards. The vesting period is dependent on the type of award granted and may be determined by the Committee. In June 2008, the Board adopted and the Company’s stockholders approved an amendment to the 2006 Plan to increase the number of shares reserved for issuance under the plan by 1,750,000. As of December 31, 2008, options to purchase 1,387,340 shares of common stock were outstanding under the 2006 Plan. There are 1,862,660 shares of common stock available for grant under the 2006 Plan as of December 31, 2008.

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective application method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Total compensation cost recognized in 2008 and 2007 pursuant to SFAS No. 123(R) is as follows:

	Years Ended December 31,
	2008	2007
Sales and marketing	$458,610	$495,132
Research and development	399,630	428,516
General and administrative	919,228	803,369
Total compensation cost recognized	$1,777,468	$1,727,017

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 10 years and vest and become exercisable over a four-year service period.

The fair value of each share-based award is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS No. 123(R) is derived using the simplified method as defined in the SEC’s Staff Accounting Bulletin 107, Implementation of FASB 123(R) for fiscal years 2007 and 2006.  The expected term for options granted in 2008 was calculated based upon the historical term of the Company’s option grants and review of the terms of the Company’s peers.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2008	2007	2006
Expected term (in years)	4.67	6.25	6.25
Expected volatility	56%	56%	57%
Risk-free interest rate	3.4%	4.8%	4.9%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Weighted-average fair value at date of grant	$2.80	$5.66	$3.50
Intrinsic value of options exercised	$192,314	$2,846,841	$6,267,399

A summary of option activity under the stock option plans and changes during the year ended December 31, 2008 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (in Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	2,442,868	$5.90
Granted	889,020	5.40
Cancelled/Forfeited	(335,503)	6.23
Exercised	(116,847)	2.82
Outstanding, December 31, 2008	2,879,538	$5.83	6.72	$1,073,635
Options exercisable, December 31, 2008	1,605,034	$5.41	5.09	$1,006,056

A summary of the activity of the Company’s non-vested shares during the year ended December 31, 2008 is presented below:

				Remaining
		Weighted-Average		Unrecognized
	Shares	Grant Date Fair Value	Remaining Years to Vest	Compensation Cost
Nonvested, January 1, 2008	949,976	$4.65
Granted	889,020	2.66
Vested	(429,674)	4.57
Forfeited	(134,818)	3.51
Nonvested, December 31, 2008	1,274,504	$3.41	2.78	$3,809,074

The following table summarizes information concerning currently outstanding and exercisable options and warrants at December 31, 2008:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Exercisable As of 12/31/2008	Weighted Average Exercise Price
$1.91–$3.80	513,389	2.5	$2.96	513,389	$2.96
$3.81–$5.70	990,744	8.0	4.90	344,854	4.82
$5.71–$7.60	887,205	7.2	6.19	524,270	6.03
$7.61–$9.50	323,200	8.0	9.29	142,521	9.29
$9.51–$11.40	145,000	8.0	10.62	60,000	10.61
$17.10–$19.00	20,000	1.2	19.00	20,000	19.00
	2,879,538	6.7	$5.83	1,605,034	$5.41

The total shares subject to options exercisable as of December 31, 2008, 2007 and 2006 were 1,605,034, 1,492,892 and 1,538,920, respectively, with weighted average exercise prices of $5.41, $4.67 and $4.67, respectively.

8. Segment Information

The Company previously operated in two business segments—semiconductors and licensing. However, as a result of selling Valence, the semiconductor business, in 2006 the Company now has continuing operations in only one business segment, licensing. The Company’s revenue from continuing operations is solely derived from licensing related revenue.

The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. Licensing-related revenue is summarized based on the location of the licensee’s corporate headquarters. For product and online sales, revenue is allocated to the Americas. The Americas region includes North, Central and South America. In 2008, the Greater China region was broken down into the China and Asia Pacific region. The China region includes all licensees with their corporate headquarters located in mainland China.  The Asia Pacific region includes all licensees with their corporate headquarters located in Taiwan and Hong Kong.

	Years Ended December 31,
	2008	%	2007	%	2006	%
Geographic Area Revenue:
Korea	$9,624,459	52%	$7,834,730	42%	$5,652,550	30%
Japan	5,357,286	29	7,346,548	39	8,115,378	44
Americas	1,744,502	10	1,837,096	10	1,534,421	8
China	838,754	5	843,931	4	2,032,690	11
Asia Pacific	430,598	2	805,660	4	1,132,882	6
Europe	337,079	2	183,975	1	79,608	1
Total	$18,332,678	100%	$18,851,940	100%	$18,547,529	100%

9. Employee Benefit Plan

The Company’s employees based in the United States may participate in a salary deferral plan (the “401(k) Plan”) in which eligible employees can contribute up to 75% of their eligible compensation. The Company also may contribute on a discretionary basis. The Company’s matching contribution vests ratably over a four year period. During the years ended December 31, 2008, 2007 and 2006, the Company contributed approximately $121,723, $126,675 and $114,372, respectively, to the 401(k) Plan.

10. Discontinued Operations

Valence:  Through its former subsidiary, Valence, the Company operated a fabless semiconductor business which developed, designed and marketed standard and custom analog ICs, digital signal processors, and mixed signal integrated circuits primarily to OEMs and ODMs in the Asia Pacific region.

On February 23, 2006, the Board of Directors approved a plan to sell Valence in order to focus management’s attention and the Company’s financial resources on its licensing business. On July 14, 2006, the Company entered into a definitive Sale and Purchase Agreement to sell Valence to Noblehigh Enterprises Inc. (“Noblehigh”). Noblehigh is owned by Willas Array Electronics (Holding) Limited as well as certain members of management of Valence (the “Management Buyers”). The sale transaction was completed on September 29, 2006 and, accordingly, the results of the operations of Valence and its cash flows through the date of sale are reported as discontinued operations in all periods presented. The transaction did not require approval by SRS’s stockholders.

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

CHS/SRS LLC:  In September 2004, the Company entered into a strategic alliance with Coming Home Studios LLC, to promote each company’s respective brands. In connection with the strategic alliance, the Company and CHS established a joint venture, CHS/SRS, LLC, to produce and distribute nine concert videos featuring SRS Labs’ Circle Surround technology.

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

Income from discontinued operations consists of direct revenues and direct expenses of Valence and the Joint Venture. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of Valence and the Joint Venture included in discontinued operations in the accompanying consolidated statements of operation is as follows:

Year Ended December 31,
2006
Valence:
Revenues	$7,682,931
Cost of sales	3,562,750
Gross margin	4,120,181
Total operating expenses	3,193,519
Income from operations	926,662
Other income, net	31,669
Income before income tax expense	958,331
Income tax expense	33,632
Net income from Valence	924,699
Net income from Joint Venture	92,380
Net income from discontinued operations, net of taxes	1,017,079
Gain on disposal of discontinued operations	624,646
Income from discontinued operations	$1,641,725

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
For the year ended December 31, 2008:
Allowance for doubtful accounts	$72,714	$11,189	$83,903	$—
For the year ended December 31, 2007:
Allowance for doubtful accounts	$39,256	$108,321	$74,863	$72,714
For the year ended December 31, 2006:
Allowance for doubtful accounts	$38,011	$19,594	$18,349	$39,256

EXHIBIT INDEX

Exhibit Number	Description
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

10.10

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan dated March 29, 2005 (Current participants under this plan include the following officers: Thomas C.K. Yuen, Ulrich E. Gottschling, Sarah Yang and Alan D. Kraemer), previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on April 4, 2005, which is incorporated herein by reference.

10.11

SRS Labs, Inc. 2005 Change in Control Protection Plan approved April 27, 2005, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.12

Form of Participation Agreement under the SRS Labs, Inc. 2005 Change in Control Protection Plan for Selected Executive Officers (Current participants under this plan include the following officers: Thomas C.K. Yuen, Ulrich E. Gottschling, Sarah Yang, Jeff Klass and Alan D. Kraemer) previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

Exhibit Number	Description
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

10.15	Offer Letter dated April 22, 2008 by and between the Company and Jeff Klaas.

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

10.18

SRS Labs, Inc. Profit Sharing and Bonus Plan, as amended on June 20, 2007, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2007, which is incorporated herein by reference.

10.19

SRS Labs, Inc. 2006 Stock Incentive Plan, as amended on December 17, 2007, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007, which is incorporated herein by reference.

10.20

Form of Stock Option Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.21

Form of Restricted Share Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.22

Form of Restricted Share Unit Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.23

Form of SAR Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.12 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.24	SRS Labs, Inc. Patent Reward Program, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 28, 2006, which is incorporated herein by reference.

Other Material Contracts

10.25	Industrial Real Estate Lease dated May 27, 2008, between the Company and Daimler Commerce Partners, L.P.

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

Exhibit Number	Description
Other Exhibits

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, dated February 23, 2009.

31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.