Form 10-Q
period 2009-03-31
SRS LABS INC
filed 2009-05-08
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 30, 2009, 14,419,418 of the issuer’s common stock, par value $.001 per share, were outstanding.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2009

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc., its wholly-owned Delaware subsidiary, SRSWOWcast.com, Inc. and its wholly-owned Chinese subsidiary, Shenzhen Representative Office of SRS Labs, Inc.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Quarterly Report relating to our future operating results, profitability, growth and capital requirements, our investment and expansion plans, changes in our competitive position, the outcome of certain disputes, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, could, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, likely or similar expressions or variations of these terms. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed in Item 1A. Risk Factors of this Form 10-Q, including, but not limited to, the loss of any significant customer; the acceptance of new SRS Labs products and technologies; our ability to increase our brand awareness and enter into new or expanded license arrangements; the impact of competitive products and pricing; general economic and business conditions that may adversely impact sales of consumer products incorporating our technologies or that otherwise may impact our operating results and future performance; the timely development and release of technologies by the Company; and other factors identified from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$27,552,884	$31,599,087
Accounts receivable, net	635,582	332,711
Prepaid expenses and other current assets	1,026,648	864,095
Short-term investments	11,505,000	7,836,000
Total Current Assets	40,720,114	40,631,893

Property and equipment, net	412,747	423,921
Intangible assets, net	2,444,260	2,354,725
Deferred income taxes, net	3,988,239	3,471,421
Total Assets	$47,565,360	$46,881,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$439,462	$314,382
Accrued liabilities	960,659	996,268
Deferred revenue	1,543,751	1,802,024
Total Current Liabilities	2,943,872	3,112,674

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 14,419,418 shares issued and outstanding at March 31, 2009 and December 31, 2008	14,420	14,420
Additional paid-in capital	63,105,475	62,639,075
Accumulated deficit	(18,498,407)	(18,884,209)
Total Stockholders’ Equity	44,621,488	43,769,286
Total Liabilities and Stockholders’ Equity	$47,565,360	$46,881,960

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$5,704,010	$4,940,988
Cost of sales	71,972	25,949
Gross profit	5,632,038	4,915,039

Operating expenses:
Sales and marketing	2,739,140	2,143,622
Research and development	1,174,666	926,762
General and administrative	1,432,127	1,438,358
Total operating expenses	5,345,933	4,508,742

Operating income	286,105	406,297
Other income, net	104,633	449,961
Income before income taxes	390,738	856,258
Income taxes	4,936	(2,094)
Net income	$385,802	$858,352

Net income per common share:
Basic	$0.03	$0.05
Diluted	$0.03	$0.05

Weighted average shares used in the per share calculation:
Basic	14,419,418	15,778,188
Diluted	14,648,122	16,305,095

 See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2008	14,419,418	$14,420	$62,639,075	$(18,884,209)	$43,769,286
Share-based compensation	—	—	466,400	—	466,400
Net income	—	—	—	385,802	385,802

BALANCE, March 31, 2009	14,419,418	$14,420	$63,105,475	$(18,498,407)	$44,621,488

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$385,802	$858,352
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	168,511	174,839
Provision for doubtful accounts	22,500	—
Deferred taxes	(516,818)	(463,074)
Share-based compensation	466,400	503,144
Gain on disposition of property and equipment	(10,875)	—
Changes in operating assets and liabilities:
Accounts receivable	(325,371)	753,940
Prepaid expenses and other current assets	(162,553)	(116,967)
Accounts payable	125,080	(75,816)
Accrued liabilities	(35,609)	107,669
Deferred revenue	(258,273)	1,155,214
Net cash (used in) provided by operating activities	(141,206)	2,897,301

Cash Flows from Investing Activities:
Proceeds from sale of investments available for sale	—	5,500,000
Purchase of short-term investments	(3,669,000)	—
Expenditures related to intangible assets	(205,493)	(209,482)
Purchase of property and equipment	(48,104)	(90,672)
Proceeds from sale of property and equipment	17,600	—
Net cash (used in) provided by investing activities	(3,904,997)	5,199,846

Cash Flows from Financing Activities:
Purchase of treasury stock	—	(24,449)
Net cash used in financing activities	—	(24,449)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,046,203)	8,072,698
Cash and Cash Equivalents, Beginning of Period	31,599,087	39,615,291

Cash and Cash Equivalents, End of Period	$27,552,884	$47,687,989

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$534,314	$411,748
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized gain on investments, net	$—	$48,125

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Basis of Presentation and Summary of Significant Accounting Policies and Estimates

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc., its wholly-owned Delaware subsidiary, SRSWOWcast.com, Inc., and its wholly-owned Chinese subsidiary, Shenzhen Representative Office of SRS Labs, Inc.  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the SEC for interim reporting. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.  Amounts related to disclosure of December 31, 2008 balances within these condensed consolidated financial statements were derived from the audited consolidated financial statements for the year ended December 31, 2008.

Estimates

The preparation of financial statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results could differ materially from those estimates. See the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 for an additional discussion of the significant accounting policies and estimates used in the preparation of our financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value because of interest rates. Cash and cash equivalents generally consist of cash, money market funds and instruments with original maturities of three months or less when purchased.  The Company places its cash in banks and its cash and cash equivalents and money market funds at certain financial institutions in excess of amounts insured by federal agencies.  The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.  The Company performs periodic evaluations of the relative credit standing of these financial institutions.  For the three months ended March 31, 2009, the Company did not experience any losses on its cash equivalents.

Short-term Investments

Short-term investments consist of certificates of deposit with original maturities ranging from six to twelve months.  The Company has not experienced any losses on its short-term investments.

Customer Concentrations

For the three months ended March 31, 2009 and 2008, one customer, Samsung, accounted for approximately 41% and 42%, respectively, of our revenue.

Income Taxes

The Company currently has net operating loss carryforwards to offset income taxes. Consequently, no significant provision is reflected in the accompanying interim consolidated financial statements.  Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for additional disclosure in this regard.

2.                                      Intangible Assets

Intangible assets consist of the following:

	March 31, 2009	December 31, 2008
Patents	$3,744,091	$3,618,338
Accumulated amortization	(1,852,732)	(1,785,531)
Patents, net	1,891,359	1,832,807
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Capitalized software and hardware for several technologies	662,541	582,800
Total of other intangibles	1,302,612	1,222,871
Accumulated amortization, other intangibles	(749,711)	(700,953)
Other intangibles, net	552,901	521,918
Intangible assets, net	$2,444,260	$2,354,725

Amortization expense associated with our intangibles was $115,959 and $126,166 in the first quarter of 2009 and 2008, respectively, and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

3.                                      Net Income Per Common Share

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

Basic and diluted net income per share are as follows:

	For the Three Months Ended March 31,
	2009	2008
BASIC EPS
Net income	$385,802	$858,352
Denominator: weighted average common shares outstanding	14,419,418	15,778,188
Net income per share	$0.03	$0.05

DILUTED EPS
Net income	$385,802	$858,352
Denominator: weighted average common shares outstanding	14,419,418	15,778,188
Common equivalent shares outstanding:
Options	228,704	526,907
Total diluted shares	14,648,122	16,305,095
Net income per share	$0.03	$0.05

There were outstanding options to purchase an aggregate of 2,593,821 and 2,086,098 shares of the Company’s common stock as of March 31, 2009 and 2008, respectively, that were not included in the table above because they would be anti-dilutive.

4.                                      Commitments and Contingencies

On June 8, 2007, we sent a letter to Sony Corporation (“Sony”) relating to the possible infringement of several SRS patents by Sony’s S-Force technology. Sony responded to the letter by filing a Complaint for Declaratory Relief in the U.S. District Court in the Southern District of New York on July 6, 2007. In November 2007, Sony and SRS entered into a standstill agreement for the purpose of conducting discussions towards an amicable resolution of the dispute, and the Complaint for Declaratory Relief was dismissed.  While the standstill agreement has expired, the parties continue to negotiate regarding this matter.  In October 2008, an independent third party hired to evaluate the Sony S-Force technology informed us that they had completed their evaluation based on the information provided by Sony.  Based on their study, they confirmed SRS’ position that the S-Force technology infringes our patents.  The basis for this infringement position has been provided to Sony for their review.  Sony has not agreed with the position of the independent third party.  SRS continues to evaluate its alternatives in this matter and cannot assure that it will prevail in this dispute.  SRS is unable to determine at this time the impact that this matter may have, if any, on its consolidated financial position, results of operations or cash flows.

From time to time, we may be involved in other litigation matters and disputes arising in the normal course of business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations.

5.                                      Segment Information

The Company operates in one reportable segment as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.  The following schedule presents the Company’s revenue by geographic area.  Licensing-related revenue is summarized based on the location of the licensee’s corporate headquarters.  For product and online sales, revenue is allocated to the Americas.  The Americas region includes North, Central and South America.  Starting in 2008, the Greater China region was broken down into the China and Asia Pacific region.  The China region includes all licensees with their corporate headquarters located in mainland China.  The Asia Pacific region includes all licensees with their corporate headquarters located in Taiwan and Hong Kong.

	Three Months Ended March 31,
	2009	%	2008	%
Geographic Area Revenues:
Korea	$2,760,018	48%	$2,523,455	51%
Japan	1,245,162	22	1,695,653	34
Americas	908,483	16	358,282	7
China	531,408	9	202,110	4
Asia Pacific	145,442	3	74,202	2
Europe	113,497	2	87,286	2

Total	$5,704,010	100%	$4,940,988	100%

6.                                      Recent Accounting Pronouncements

In April 2008, the FASB issued Staff Position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and other GAAP.  This FSP became effective for us beginning January 1, 2009.  The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) became effective for us beginning January 1, 2009 and is applied prospectively to business combinations.  The adoption of SFAS 141(R) did not have a material effect on our consolidated financial position or results of operations.

7.                                      Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements.  The standard describes three levels of inputs that may be used to measure fair value:

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

Financial assets carried at fair value as of March 31, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$27,338,820	$—	$—	$27,338,820
Certificates of deposit	—	11,505,000	—	11,505,000
Total	$27,338,820	$11,505,000	$—	$38,843,820

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

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

Our operations are conducted through SRS Labs, Inc., and its wholly-owned subsidiaries, SRSWOWcast.com, Inc. and Shenzhen Representative Office of SRS Labs, Inc.  Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers, or OEMs, software providers and semiconductor companies, and limited sales and marketing of stand alone software and hardware products through the Internet.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited consolidated financial statements for the three months ended March 31, 2009 and 2008, which have been prepared in accordance with GAAP.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allow the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics device and are therefore are typically recognized by us following shipment by the OEM.  Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and were not material in the three months ended March 31, 2009 or 2008.

Our revenues were $5,704,010 for the three months ended March 31, 2009, compared to $4,940,988 for the three months ended March 31, 2008, an increase of $763,022 or 15%.  Our revenues in the personal telecommunications market increased by $493,213 in the current quarter primarily due to increased revenues from Samsung Mobile and NEC.  Our revenues from the personal computer market increased by $224,896, primarily due to revenue generated from several new licensees, including Hewlett Packard and BenQ.  In our home entertainment market, our total revenues increased by $91,560 in the current quarter.  Within this market, revenues from set-top boxes increased $71,228 in the current quarter, while revenues from flat panel televisions and monitors in the current quarter were relatively comparable to the prior year period.  Although flat panel revenue increased from new licensees such as Vizio and other China based TV OEMs, such increase was offset by decreased revenue in the current quarter from Japanese TV OEMs such as Toshiba, Sony and Panasonic.  In the automotive market, revenues increased by $54,449 primarily due to increased revenues from two customers in Japan who provide line install, dealer option and after market automotive audio systems to many of the significant Japanese automotive manufactures.  Revenues in the portable media devices decreased by $101,097 primarily due to decreased revenues from MP3 players and docking stations.

The following table presents our licensing revenues mix by market:

	Three Months Ended March 31,
	2009	2008
Home entertainment (TV, set top box)	67%	76%
Personal telecommunications (mobile phone, PDA)	13	6
PC (software, hardware)	8	4
Automotive	7	7
Portable media devices (digital media player, headphone)	5	7

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and costs associated with branding activities. Sales and marketing expenses were $2,739,140 for the three months ended March 31, 2009, compared to $2,143,622 for the same prior year period, an increase of $595,518 or 28%.  This increase was primarily attributable to an increase in payroll and related costs associated with the addition of 13 sales and marketing personnel since March 31, 2008.  In addition, the Company has also increased its advertising and branding efforts, which resulted in an increase in expense of approximately $219,000 in the current quarter.  Included in sales and marketing expenses is share-based compensation expense of $115,816 and $141,894 for the three months ended March 31, 2009 and 2008, respectively.  We expect that sales and marketing expenses will continue to increase as we hire additional sales personnel to penetrate target markets and key regions and as we continue to increase our marketing efforts to cultivate and elevate the SRS brand globally.  As a percentage of total revenues, sales and marketing expenses increased from 43% for the quarter ended March 31, 2008 to 48% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,174,666 for the three months ended March 31, 2009, compared to $926,762 for the same prior year period, an increase of $247,904 or 27%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring an additional seven engineers since March 31, 2008.  Included in research and development expenses is share-based compensation expense of $107,723 and $123,626 for the three months ended March 31, 2009 and 2008, respectively.  We expect that research and development expenses will continue to increase in 2009 as we continue add to our research and development team in order to support our global licensees and to accelerate the implementation of our technology with a greater number of customers and devices. As a percentage of total revenues, research and development expenses increased from 19% for the quarter ended March 31, 2008 to 21% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, attorneys’ fees, accounting fees and other professional fees. G&A expenses were $1,432,127 for the three months ended March 31, 2009, compared to $1,438,358 for the same prior year period, a decrease of $6,231 or 1%. Included in G&A expenses is share-based compensation expense of $242,861 and $237,624 for the three months ended March 31, 2009 and 2008, respectively.  As a percentage of total revenues, G&A expenses decreased from 29% for the quarter ended March 31, 2008 to 25% for the same period this year.

Other Income, Net

Other income, net consists primarily of interest income. Other income, net was $104,633 for the three months ended March 31, 2009, compared to $449,961 for the same prior year period, a decrease of $345,328 or 77%. This decrease was primarily attributable to lower interest rates earned on lower cash balances.

Income Taxes

     Income tax expense for the three months ended March 31, 2009 was $4,936, compared to an income tax benefit of $2,094 for the same prior year period.  The income tax provision consisted primarily of taxes paid on licensing revenues in the current quarter that were sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $516,818 and $463,074 for the three months ended March 31, 2009 and 2008, respectively, based on our assessment of the future estimated realization of such assets.

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at March 31, 2009 consisted of cash, cash equivalents and short-term investments of $39,057,884.  At March 31, 2009, we had cash and cash equivalents of $27,552,884 and short-term investments of $11,505,000.  Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. The money market funds are primarily invested in US government obligations.  The cash and certificates of deposit are FDIC insured.  Short-term investments consist of certificates of deposit with original maturities ranging from 6 to 12 months.

Net cash used in operating activities was $141,206 during the three months ended March 31, 2009, and net cash provided by operating activities was $2,897,301 during the same period in the prior year.  The decrease in our cash flows from operating activities was primarily the result of changes in our operating assets and liabilities specifically, a decrease in our deferred revenue of $258,273 during the three months ended March 31, 2009 compared to an increase of $1,155,214 during the three months ended March 31, 2008.  The decrease in deferred revenue during the three months ended March 31, 2009 was due to the Company recognizing revenue from customers who prepaid us royalties.  During the three months ended March 31, 2008, the Company received the final lump sum payment under the multi-year license agreement with LG Electronics, which caused deferred revenue to increase.  Additionally, accounts receivable increased $325,371 during the three months ended March 31, 2009 as compared to decreasing $753,940 during the three months ended March 31, 2008.  The increase in accounts receivable as of March 31, 2009 was due to increased revenues recorded in the current quarter.  Furthermore, cash flow from operating activities decreased due to a decrease in net income of $472,550 from $858,352 during the three months ended March 31, 2008 to $385,802 during the three months ended March 31, 2009.

Net cash used in investing activities was $3,904,997 during the three months ended March 31, 2009 and net cash provided by investing activities was $5,199,846 during the same period in the prior year.  Net cash used by investing activities during the three months ended March 31, 2009 was attributable primarily to the purchase of short-term investments.

We believe our existing cash, cash equivalents and short-term investment balances together with cash generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the impact of existing adverse economic conditions, the expansion of sales and marketing activities, the timing of introductions of new products and the continuing market acceptance of our products.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Please refer to Item 1A, “Risk Factors” herein for information concerning these and other uncertainties that could negatively impact us.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during our first quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.  For an additional discussion of certain risks associated with legal proceedings, see Item 1A. Risk Factors.

Item 1A. Risk Factors

You should carefully consider the risk factors described below, as well as the other information included in this Quarterly Report on Form 10-Q, prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

We are exposed to risks in our licensing business related to product and customer concentration.

Currently, we generate a majority of our revenue in the home entertainment market, principally through the inclusion of SRS technology inside flat panel LCD and plasma televisions. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. In addition to significant fluctuations in consumer spending on consumer electronic products, retail prices for certain consumer electronics products that include our audio technology have decreased significantly. We expect that this trend will continue for the foreseeable future. In addition, from time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenues. For example, for the year ended December 31, 2008, Samsung accounted for approximately 42% of our consolidated revenues. These manufacturers could develop their own technologies or decide to exclude our technologies from their products altogether in an effort to reduce cost.  For example, during 2007, we were informed by Sony that they were no longer using our technology in the majority of their televisions.  The loss of any key customer could have a material adverse affect on our financial condition and results of operations.

General economic conditions may reduce our revenues and harm our business.

Our business is exposed to adverse changes in general economic conditions, because products that incorporate our technologies are entertainment-oriented and generally discretionary goods. The current slowdown or decline in U.S. and foreign economic growth has adversely affected consumer confidence, disposable income and spending. As a result, sales by our licensees of consumer electronics and other products incorporating our technologies may not grow as rapidly as in prior periods or may even decrease, which could adversely affect our licensing revenue.  Furthermore, deteriorating economic conditions and other factors may result in increased under-reporting or non-reporting of royalty bearing revenues by our licensees as well as increased unauthorized use of our technologies, which could adversely affect our revenues.

Our business is highly dependent on the consumer electronics market, which is characterized by short product life cycles, rapid technological changes, fluctuations in demand and seasonality, and is subject to risks related to product transitions and supply of other components.

The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. As a result, we may need to develop new products or technologies or modify our existing technologies to integrate with the new products and technologies developed by our customers. We anticipate that we will continue to expend considerable resources on research and development in the future in order to continue to modify our existing technologies and introduce new products and technologies.  If we are unable to develop or modify the necessary technologies to meet the changing needs of our customers on a timely basis, or at all, or if we are unable to provide such technologies at competitive prices, our customers may reduce their use of our technologies and our revenues may decline. In addition, the dynamic nature of this market limits our ability and the ability of our customers to accurately forecast quarterly and annual sales. If we, or our customers, are unable to adequately manage product transitions, our business and results of operations could be negatively affected.

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

The digital audio, consumer electronics and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants.

Some of our current and potential competitors enjoy notable competitive advantages, including:

•                  Greater name recognition;

•                  Larger distribution channels and long standing relationships with consumer electronics products designers and manufacturers;

•                  A more extensive customer base;

•                  Broader product and service offerings;

•                  Greater resources for competitive activities, such as research and development, strategic acquisitions, alliances, joint ventures, sales and marketing, and lobbying industry and government standards; and

•                  More technicians and engineers.

•                  Decoding and encoding technology offerings that have become standards in certain consumer electronic products that may offer them a perceived advantage in licensing competitive products.

As a result, these current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements.

We may also experience competition from certain of our customers who decide to develop their own sound technologies instead of licensing such technologies.  Any increased competition may adversely impact our revenues, margins and earnings.

Inaccurate licensee royalty reporting and unauthorized use of our intellectual property could materially adversely affect our operating results.

Our licensing revenue is generated primarily from consumer electronics product manufacturers who license our technologies and incorporate them in their products. Under a significant percentage of our existing arrangements, these licensees typically pay us a specified royalty for every product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped that incorporate our technologies. We calculate our license fees, prepare our financial reports, projections and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, it can be difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we often do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive and time consuming and initiating audits could harm our customer relationships. We expect that we will continue to be subject to understatement and non-reporting of royalty bearing revenues by licensees, which could adversely affect our operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, negative corrections could result in reductions of royalty revenue in subsequent periods. Some of our licensees may begin to more closely scrutinize their past licensing statements, which may result in an increased receipt of negative corrective statements

We also may experience problems with non-licensee consumer electronics product manufacturers and media software vendors, particularly in emerging economies, incorporating our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. This unauthorized use of our intellectual property could adversely affect our operating results.

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

We may engage in acquisition activities, which could require significant capital infusions and may result in operating challenges, dilution to our stockholders and other adverse consequences.

We may in the future acquire, or consider the acquisition of, complementary businesses, products and/or technologies. Acquisitions may require significant capital infusions and, in general, involve a number of special risks, including, but not limited to, the following:

•                  Potential disruption of our ongoing business and the diversion of our resources and management’s attention to acquisition activities and integration challenges;

•                  The failure to retain or integrate key acquired personnel;

•                  The challenge of assimilating diverse business cultures, and the difficulties in integrating the operations, technologies and information systems of the acquired companies;

•                  Increased costs to integrate and improve managerial, operational, financial and other administrative systems and to eliminate duplicative services;

•                  The need to implement or improve internal controls, procedures and policies appropriate for a public company at businesses that prior to the acquisition were privately-held or otherwise lacked such adequate controls, procedures or policies;

•                  Unanticipated or unknown obligations or liabilities relating to an acquisition;

•                  Possible write-offs, impairment charges, compensation charges or other adverse tax or accounting consequences related to an acquisition; and

•                  Integration challenges across diverse geographies, cultures, economies or regulatory environments.

Our competitors are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive available acquisitions.  We cannot assure you that we will pursue an acquisition or be able to identify or consummate any acquisition, successfully integrate any acquisition or realize the benefits anticipated from any acquisition.  Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms, on a timely basis or at all.

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

Our ability to compete may be affected by our ability to protect our proprietary information. We have filed numerous U.S. and foreign patent applications and to date have a number of issued U.S. and foreign patents covering various aspects of our technologies. We cannot guarantee that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. It is possible that third parties may assert claims or initiate litigation against us or our customers with respect to existing or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights. Litigation in the technology industry is common.  We are currently engaged in a dispute with Sony concerning the possible infringement of several SRS patents by Sony’s S-Force technology, but cannot assure that we will be successful in such dispute. Claims and litigation brought against us or initiated by us could be costly and time consuming and could divert our management from our business. The outcome of any litigation is uncertain and could require us to pay significant damages or could prevent us from licensing some or all of our technologies, which could significantly harm our business and results of operations.

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

SRS LABS, INC., a Delaware corporation

Date: May 7, 2009	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2009	By:	/S/ ULRICH GOTTSCHLING
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