Form 10-Q
period 2009-06-30
SRS LABS INC
filed 2009-08-06
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 30, 2009, 14,458,990 of the issuer’s common stock, par value $.001 per share, were outstanding.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2009

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc., its wholly-owned Delaware subsidiary, SRSWOWcast.com, Inc. and its wholly-owned Chinese subsidiary, Shenzhen Representative Office of SRS Labs, Inc.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Quarterly Report relating to our future operating results, profitability, growth and capital requirements, our investment and expansion plans, changes in our competitive position, the outcome of certain disputes, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, could, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, likely or similar expressions or variations of these terms. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed in Item 1A Risk Factors of this Form 10-Q, including, but not limited to, the loss of any significant customer; the acceptance of new SRS Labs products and technologies; our ability to increase our brand awareness and enter into new or expanded license arrangements; the impact of competitive products and pricing; general economic and business conditions that may adversely impact sales of consumer products incorporating our technologies or that otherwise may impact our operating results and future performance; the timely development and release of technologies by the Company; and other factors identified from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$26,847,944	$31,599,087
Accounts receivable, net	382,950	332,711
Prepaid expenses and other current assets	933,718	864,095
Short-term investments	12,505,000	7,836,000
Total Current Assets	40,669,612	40,631,893

Property and equipment, net	424,513	423,921
Intangible assets, net	2,443,711	2,354,725
Deferred income taxes, net	4,489,752	3,471,421
Total Assets	$48,027,588	$46,881,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$500,874	$314,382
Accrued liabilities	998,345	996,268
Deferred revenue	1,484,031	1,802,024
Total Current Liabilities	2,983,250	3,112,674

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 14,458,990 and 14,419,418 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	14,460	14,420
Additional paid-in capital	63,726,537	62,639,075
Accumulated deficit	(18,696,659)	(18,884,209)
Total Stockholders’ Equity	45,044,338	43,769,286
Total Liabilities and Stockholders’ Equity	$48,027,588	$46,881,960

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$5,055,528	$4,178,144	$10,759,538	$9,119,132
Cost of sales	62,201	40,370	134,173	66,319

Gross profit	4,993,327	4,137,774	10,625,365	9,052,813

Operating expenses:
Sales and marketing	2,711,351	2,483,915	5,450,491	4,627,537
Research and development	1,189,517	852,771	2,364,183	1,779,533
General and administrative	1,373,757	1,527,597	2,805,884	2,965,955
Total operating expenses	5,274,625	4,864,283	10,620,558	9,373,025

Operating (loss) income	(281,298)	(726,509)	4,807	(320,212)
Other income, net	92,185	333,363	196,818	783,324
(Loss) income before income taxes	(189,113)	(393,146)	201,625	463,112
Income taxes	9,139	15,326	14,075	13,232
Net (loss) income	$(198,252)	$(408,472)	$187,550	$449,880

Net (loss) income per common share:
Basic	$(0.01)	$(0.03)	$0.01	$0.03
Diluted	$(0.01)	$(0.03)	$0.01	$0.03

Weighted average shares used in the per share calculations:
Basic	14,429,972	15,777,795	14,424,724	15,777,991
Diluted	14,429,972	15,777,795	14,685,986	16,280,923

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2008	14,419,418	$14,420	$62,639,075	$(18,884,209)	$43,769,286
Proceeds from exercise of stock options	39,572	40	140,099	—	140,139
Share-based compensation	—	—	947,363	—	947,363
Net income	—	—	—	187,550	187,550

BALANCE, June 30, 2009	14,458,990	$14,460	$63,726,537	$(18,696,659)	$45,044,338

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$187,550	$449,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	338,726	347,947
Provision for doubtful accounts	25,527	7,470
Deferred taxes	(1,018,331)	(824,929)
Share-based compensation	947,363	917,242
Loss on disposition of property and equipment	3,361	—
Write-off of intangible assets	3,750	—
Changes in operating assets and liabilities:
Accounts receivable	(75,766)	711,147
Prepaid expenses and other current assets	(69,623)	102,995
Accounts payable	186,492	62,763
Accrued liabilities	2,077	105,471
Deferred revenue	(317,993)	855,640
Net cash provided by operating activities	213,133	2,735,626

Cash Flows from Investing Activities:
Purchase of investments	(4,669,000)	(4,984,000)
Proceeds from sale of investments	—	5,500,000
Proceeds from sale of property and equipment	17,600	—
Purchase of property and equipment	(121,102)	(128,180)
Expenditures related to intangible assets	(331,913)	(326,683)
Net cash (used in) provided by investing activities	(5,104,415)	61,137

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	140,139	42,789
Purchase of treasury stock	—	(122,053)
Net cash provided by (used in) financing activities	140,139	(79,264)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,751,143)	2,717,499
Cash and Cash Equivalents, Beginning of Period	31,599,087	39,615,291
Cash and Cash Equivalents, End of Period	$26,847,944	$42,332,790

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,049,182	$783,846
Supplemental Disclosure of Non-Cash Investing Activities:
Unrealized gain on investments	$—	$48,125

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value because of interest rates. Cash and cash equivalents generally consist of cash, money market funds and instruments with original maturities of three months or less.  The Company places its cash in banks and its cash and cash equivalents in money market funds at certain financial institutions in excess of amounts insured by federal agencies.  The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.  The Company performs periodic evaluations of the relative credit standing of these financial institutions.  For the three and six months ended June 30, 2009, the Company did not experience any losses on its cash equivalents.

Short-term Investments

Short-term investments consist of certificates of deposit with original maturities ranging from six to twelve months.  The Company has not experienced any losses on its short-term investments.

Customer Concentrations

For the three months ended June 30, 2009 and 2008, one customer, Samsung, accounted for approximately 44% and 38%, respectively, of our revenue.  For the six months ended June 30, 2009 and 2008, one customer, Samsung, accounted for approximately 42% and 40%, respectively, of our revenue.  In June 2009, the Company amended its agreement with Samsung TV effective January 1, 2010.  The Company has modified its pricing schedule in exchange for a commitment for Samsung TV to deploy the Company’s technologies on its televisions in 2010.

Income Taxes

The Company currently has net operating loss carryforwards to offset income taxes. Consequently, no significant provision is reflected in the accompanying interim consolidated financial statements.  Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for additional disclosure in this regard.

2.             Intangible Assets

Intangible assets consist of the following:

	June 30, 2009	December 31, 2008
Patents	$3,857,880	$3,618,338
Accumulated amortization	(1,922,834)	(1,785,531)
Patents, net	1,935,046	1,832,807
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Capitalized software and hardware for several technologies	622,072	582,800
Total of other intangibles	1,262,143	1,222,871
Accumulated amortization, other intangibles	(753,478)	(700,953)
Other intangibles, net	508,665	521,918
Intangible assets, net	$2,443,711	$2,354,725

Amortization expense associated with our intangibles was $123,219 and $121,407 in the three months ended June 30, 2009 and 2008, respectively, and $239,177 and $247,573 in the six months ended June 30, 2009 and 2008, respectively.  Amortization expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Basic and diluted net income per share are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
BASIC EPS
Net (loss) income	$(198,252)	$(408,472)	$187,550	$449,880
Denominator: weighted average common shares outstanding	14,429,972	15,777,795	14,424,724	15,777,791
Net (loss) income per share	$(0.01)	$(0.03)	$0.01	$0.03

DILUTED EPS
Net (loss) income	$(198,252)	$(408,472)	$187,550	$449,880
Denominator: weighted average common shares outstanding	14,429,972	15,777,795	14,424,724	15,777,991
Common equivalent shares outstanding:
Options	—	—	261,262	502,932
Total diluted shares	14,429,972	15,777,795	14,685,986	16,280,923
Net (loss) income per share diluted	$(0.01)	$(0.03)	$0.01	$0.03

There were outstanding options to purchase an aggregate of 3,459,086 and 3,069,248 shares of the Company’s common stock for the three months ended June 30, 2009 and 2008, respectively, that were not included in the table above because they would be anti-dilutive.  There were outstanding options to purchase an aggregate of 2,705,647 and 1,937,419 shares of the Company’s common stock for the six months ended June 30, 2009 and 2008, respectively, that were not included in the table above because they would be anti-dilutive.

4.             Commitments and Contingencies

On June 8, 2007, the Company sent a letter to Sony Corporation (“Sony”) relating to the possible infringement of several SRS patents by Sony’s S-Force technology. Sony responded to the letter by filing a Complaint for Declaratory Relief in the U.S. District Court in the Southern District of New York on July 6, 2007. In November 2007, Sony and SRS entered into a standstill agreement for the purpose of conducting discussions towards an amicable resolution of the dispute, and the Complaint for Declaratory Relief was dismissed.  While the standstill agreement has expired, the parties continue to negotiate regarding this matter.  In October 2008, an independent third party hired to evaluate the Sony S-Force technology informed SRS that they had completed their evaluation based on the information provided by Sony.  Based on their study, they confirmed SRS’ position that the S-Force technology infringes our patents.  The basis for this infringement position has been provided to Sony for their review.  Sony has not agreed with the position of the independent third party.  SRS continues to evaluate its alternatives in this matter and cannot assure that it will prevail in this dispute.  SRS is unable to determine at this time the impact that this matter may have, if any, on the Company’s consolidated financial position, results of operations or cash flows.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	%	2008	%	2009	%	2008	%
Geographic Area Revenue:
Korea	$2,794,662	55%	$2,136,306	51%	$5,554,680	52%	$4,659,761	51%
Americas	1,105,622	22	438,847	11	2,014,106	18	797,129	8
Japan	673,046	14	1,323,778	32	1,918,207	18	3,019,432	33
China	345,683	7	132,072	3	877,091	8	334,182	4
Asia Pacific	68,325	1	90,030	2	213,766	2	164,231	2
Europe	68,190	1	57,111	1	181,688	2	144,397	2
Total	$5,055,528	100%	$4,178,144	100%	$10,759,538	100%	$9,119,132	100%

6.             Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. We adopted FSP 107-1 and APB 28-1 on April 1, 2009 and it did not affect our consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FAS 165 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not affect our consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB   issued   Statement No. 168,     “The     FASB     Accounting     Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“FAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Financial assets carried at fair value as of June 30, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$26,662,015	$—	$—	$26,662,015
Certificates of deposit	—	12,505,000	—	12,505,000
Total	$26,662,015	$12,505,000	$—	$39,167,015

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

Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers (“OEMs”), software providers and semiconductor companies, and limited sales and marketing of stand alone software and hardware products through the Internet.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited consolidated financial statements for the three and six months ended June 30, 2009 and 2008, which have been prepared in accordance with GAAP.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allow the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics device and are therefore are typically recognized by us following shipment by the OEM.  Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and were not material in the three and six months ended June 30, 2009 or 2008.  The Company may experience fluctuations in revenue associated with the seasonal nature of the consumer electronics industry.

Our revenues were $5,055,528 for the three months ended June 30, 2009, compared to $4,178,144 for the three months ended June 30, 2008, an increase of $877,384.  In our home entertainment market, our total revenues increased by $745,942 in the current quarter as compared to the prior year period. Within this market, flat panel revenue increased by $800,842 mainly due to increased revenue from Samsung TV and new licensees such as Vizio and other China based TV OEMs.  In June 2009, the Company amended its agreement with Samsung TV effective January 1, 2010.  The Company has modified its pricing schedule in exchange for a commitment for Samsung TV to deploy the Company’s technologies on its televisions in 2010.  Our revenues in the personal telecommunications market increased by $309,575 in the current quarter as compared to the prior year period primarily due to increased revenues from

Samsung Mobile.  Our revenues from the personal computer market increased by $263,013, primarily due to revenue generated from several new licensees, including Dell and Hewlett Packard. In the automotive market, revenues decreased by $194,496 primarily due to decreased revenues from our Japanese customers in this market who provide line install, dealer option and after market automotive audio systems to many of the significant Japanese automotive manufactures.  Revenues in the portable media devices market decreased by $211,651 primarily due to decreased revenues from MP3 players, cameras and docking stations.

The following table presents our licensing revenues mix by market:

	Three Months Ended June 30,
	2009	2008
Home entertainment (TV, set top box)	69%	65%
Personal telecommunications (mobile phone, PDA)	13	9
PC (software, hardware)	10	6
Portable media devices (digital media player, headphone)	5	11
Automotive	3	9

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions and costs associated with branding activities. Sales and marketing expenses were $2,711,351 for the three months ended June 30, 2009, compared to $2,483,915 for the same prior year period, an increase of $227,436 or 9%.  This increase was primarily attributable to an increase in payroll and related costs associated with the addition of 12 sales and marketing personnel since June 30, 2008, offset by an pproximate $200 thousand decrease in costs associated with the timing of the Company’s annual world wide sales meeting.  The Company’s world wide sales meeting was held in the second quarter in the prior year and will be held in the third quarter in the current year.   The current year expected cost of this meeting is expected to be approximately $90,000 and will be expensed fully in the third quarter of  2009.  Included in sales and marketing expenses is share-based compensation expense of $131,101 and $127,962 for the three months ended June 30, 2009 and 2008, respectively.  We expect that sales and marketing expenses will continue to increase as we plan to hire additional sales personnel to penetrate target markets and key regions.  As a percentage of total revenues, sales and marketing expenses decreased from 59% for the quarter ended June 30, 2008 to 54% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,189,517 for the three months ended June 30, 2009, compared to $852,771 for the same prior year period, an increase of $336,746 or 39%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring an additional eight engineers and an increase in share-based compensation.  Included in research and development expenses is share-based compensation expense of $111,096 and $85,324 for the three months ended June 30, 2009 and 2008, respectively.  We expect that research and development expenses will continue to increase in 2009 as we continue add to our research and development team in order to support our global licensees and to accelerate the implementation of our technology with a greater number of customers and devices. As a percentage of total revenues, research and development expenses increased from 20% for the quarter ended June 30, 2008 to 24% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, attorneys’ fees, accounting fees and other professional fees. G&A expenses were $1,373,757 for the three months ended June 30, 2009, compared to $1,527,597 for the same prior year period, a decrease of $153,840 or 10%. The decrease was primarily due to reduced accounting, legal and other professional fees offset by increased share-based compensation.  Included in G&A expenses is share-based compensation expense of $238,766 and $200,812 for the three months ended June 30, 2009 and 2008, respectively.  As a percentage of total revenues, G&A expenses decreased from 37% for the quarter ended June 30, 2008 to 27% for the same period this year.

Other Income, Net

Other income, net consists of interest income. Other income, net was $92,185 for the three months ended June 30, 2009, compared to $333,363 for the same prior year period, a decrease of $241,178 or 72%. This decrease was primarily attributable to lower interest rates.

Income Taxes

Income tax expense for the three months ended June 30, 2009 was $9,139, compared to $15,326 in the same prior year period.  The income tax provision consisted primarily of taxes paid on licensing revenues in the current quarter that were sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $501,513 and $361,855 for the three months ended June 30, 2009 and 2008, respectively, based on our assessment of the future estimated realization of such assets.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

Our revenues were $10,759,538 for the six months ended June 30, 2009, compared to $9,119,132 for the six months ended June 30, 2008, an increase of $1,640,406 or 18%.  In our home entertainment market, our total revenues increased by $837,503 in the six months ended June 30, 2009.  Within this market, flat panel revenue increased by $815,232 mainly due to increased revenue from Samsung and new licensees such as Vizio, offset by decreased revenues from certain Japanese TV OEMs, such as Toshiba and Panasonic.  Our revenues in the personal telecommunications market increased by $802,788 in the current quarter primarily due to increased revenues from Samsung Mobile and NEC.  Our revenues from the personal computer market increased by $487,909, primarily due to revenue generated from several new licensees, including Dell, and Hewlett Packard.  In the automotive market, revenues decreased by $140,047 due to decreased automotive sales world wide. Revenues in the portable media devices decreased by $312,748 primarily due to decreased revenues from MP3 players, digital cameras, and docking stations.

The following table presents our licensing revenues mix by market:

	Six Months Ended June 30,
	2009	2008
Home entertainment (TV, set top box)	68%	71%
Personal telecommunications (mobile phone, PDA)	13	7
PC (software, hardware)	9	5
Automotive	5	8
Portable media devices (digital media player, headphone)	5	9

Sales and Marketing

Sales and marketing expenses were $5,450,491 for the six months ended June 30, 2009, compared to $4,627,537 in the same prior year period, an increase of $822,954 or 18%.  This increase was primarily attributable to an increase in payroll and commissions and related costs, such as payroll taxes, benefits, recruitment, associated with the addition of 14 sales and marketing personnel.  The global sales team’s travel expenses have increased approximately $210,000 since the prior year due to both the increase in sales represtantives and the increase in sales opportunities.  In addition, we also increased our advertising and branding efforts, which resulted in an increase in expense of approximately $145,000 in the six months ended June 30, 2009.  Offsetting these increases, was a decrease in sales expense of approximately $200,000 in the current quarter, which was due to moving the date of the Company’s annual world wide sales meeting from the second to the third fiscal quarter.  Included in sales and marketing expenses is share-based compensation expense of $246,917 and $269,856 for the six months ended June 30, 2009 and 2008, respectively.  As a percentage of total revenues, sales and marketing expenses were 51% for the six months ended June 30, 2008 and 2009.

Research and Development

Research and development expenses were $2,364,183 for the six months ended June 30, 2009, compared to $1,779,533 for the same prior year period, an increase of $584,650 or 33%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring an additional eight engineers.  Included in research and development expenses is share-based compensation expense of $218,819 and $208,950 for the six months ended June 30, 2009 and 2008, respectively.  As a percentage of total revenues, research and development expenses increased from 20% for the six months ended June 30, 2008 to 22% for the same period this year.

General and Administrative

G&A expenses were $2,805,884 for the six months ended June 30, 2009, compared to $2,965,955 for the same prior year period, a decrease of $160,071 or 5%. The decrease was primarily attributable to a decrease in accounting, legal and other professional fees. Included in G&A expenses is share-based compensation expense of $481,627 and $438,436 for the six months ended June 30, 2009 and 2008, respectively.  As a percentage of total revenues, G&A expenses decreased from 33% for the six months ended June 30, 2008 to 26% for the same period this year.

Other Income, Net

Other income, net was $196,818 for the six months ended June 30, 2009, compared to $783,324 for the same prior year period, a decrease of $586,506 or 75%. This decrease was primarily attributable to lower interest rates.

Income Taxes

Income tax expense was $14,075 and $13,232 for the six months ended June 30, 2009 and 2008, respectively. The income tax provision consisted primarily of taxes paid on licensing revenues in the current quarter that were sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $1,018,331 and $824,929 for the six months ended June 30, 2009 and 2008, respectively, based on our assessment of the future estimated realization of such assets.

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at June 30, 2009 consisted of cash, cash equivalents and short-term investments of $39,352,944.  At June 30, 2009, we had cash and cash equivalents of $26,847,944 and short-term investments of $12,505,000.  Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. The money market funds are primarily invested in US government obligations.  The cash and certificates of deposit are FDIC insured.  Short-term investments consist of certificates of deposit with original maturities ranging from 6 to 12 months.

Net cash provided by operating activities was $213,133 and $2,735,626 during the six months ended June 30, 2009 and 2008, respectively.  The decrease in our cash flows from operating activities was primarily the result of changes in our operating assets and liabilities specifically, a decrease in our deferred revenue of $317,993 during the six months ended June 30, 2009 compared to an increase of $855,640 during the six months ended June 30, 2008.  The decrease in deferred revenue during the six months ended June 30, 2009 was due to the Company recognizing revenue from customers who prepaid us royalties.  During the six months ended June 30, 2008, the Company received the final lump sum payment under the multi-year license agreement with LG Electronics, which caused deferred revenue to increase.  Additionally, accounts receivable increased $75,766 during the six months ended June 30, 2009 as compared to decreasing $711,147 during the six months ended June 30, 2008.  The increase in accounts receivable as of June 30, 2009 was primarily due to increased revenues recorded in the current quarter.  Furthermore, cash flow from operating activities decreased primarily due to a decrease in our net income of $262,330 from $449,880 during the six months ended June 30, 2008 to $187,550 during the six months ended June 30, 2009.

Net cash used in investing activities was $5,104,415 during the six months ended June 30, 2009 and net cash provided by investing activities was $61,137 during the same period in the prior year.  Net cash used by investing activities during the six months ended June 30, 2009 was attributable primarily to the purchase of short-term investments.

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

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during our second quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.  For an additional discussion of certain risks associated with legal proceedings, see Item 1A “Risk Factors.”

Item 1A. Risk Factors

You should carefully consider the risk factors described below, as well as the other information included in this Quarterly Report on Form 10-Q and in other filings with the SEC, prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

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

•      Decoding and encoding technology offerings of our competitors have become standards in certain consumer electronic products that may offer them a perceived advantage in licensing competitive products.

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

Our ability to compete may be affected by our ability to protect our proprietary information. We have filed numerous U.S. and foreign patent applications and to date have a number of issued U.S. and foreign patents covering various aspects of our technologies. We cannot guarantee that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. It is possible that third parties may assert claims or initiate litigation against us or our customers with respect to existing or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights. Litigation in the technology industry is common.  We are currently engaged in a dispute with Sony concerning the possible infringement of several SRS patents by Sony’s S-Force technology, but cannot assure you that we will be successful in such dispute and such litigation may adversely effect our ability to license other technologies to Sony. Claims and litigation brought against us or initiated by us could be costly and time consuming and could divert our management from our business. The outcome of any litigation is uncertain and could require us to pay significant damages or could prevent us from licensing some or all of our technologies, which could significantly harm our business and results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of SRS Labs, Inc. was held on June 17, 2009 for the purpose of (a) electing two Class I directors to the Board of Directors and (b) voting on a proposal to ratify the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as independent auditors for the fiscal year ending December 31, 2009.

Winston E. Hickman and Carol L. Miltner were elected to serve as Class I directors of the Company for a three-year term expiring at the 2012 Annual Meeting of Stockholders.  David Dukes continued as a Class II Director.  Sam Yau and Thomas C. K. Yuen continued as Class III Directors. The tabulation of the votes cast for the election of Winston E. Hickman and Carol L. Miltner were as follows:

Nominee	Votes For	Votes Withheld
Winston E. Hickman	11,685,615	1,560,580
Carol L. Miltner	11,687,202	1,558,993

The proposal to ratify the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as independent auditors for the fiscal year ending December 31, 2009 was approved.  The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,034,273	1,201,704	10,218	0

Item 5.  Other Information

On August 3, 2009, the Company adopted the Amended and Restated Change in Control Protection Plan (the “CIC Plan”), which amended and restated the original plan that was previously adopted in 2005.  The CIC Plan generally provides that if a participant’s employment is terminated without “cause” or if the participant resigns for “good reason” (both as defined in the CIC Plan) during a two-year period following a change in control (as defined in the CIC Plan), the participant will be entitled to receive a severance payment.  Under the CIC Plan and its predecessor plan, the size of severance payment that would be due to a participant upon the occurrence of a covered termination ranges from one to two times the participant’s “base amount” depending on the participant’s position with the Company. Under the CIC Plan, the “base amount” includes the participant’s base salary in effect immediately preceding the change in control plus the participant’s cash bonus and cash commissions paid by the Company during the last completed calendar year immediately preceding the year in which a change of control occurs.  The CIC Plan modified the definition of “base amount” because it previously included all of the participant’s annual W-2 taxable income paid on average over the five years prior to the change in control, which overstated the intended benefits under the CIC Plan.  The CIC Plan also provides that the Company will pay a participant’s COBRA premiums for a period of up to 18 months following a covered termination.

The existing participants under the CIC Plan have entered into amended participation agreements substantially in the same form as their existing agreements subject to the modifications discussed above.  Under the CIC Plan, Thomas C.K. Yuen, the Company’s Chairman of the Board, Chief Executive Officer and President, would be entitled to two times his base amount, upon the occurrence of a covered termination within a two year period following a change in control. Ulrich Gottschling, the Company’s Chief Financial Officer, Treasurer and Secretary, and Alan D. Kraemer, the Company’s Executive Vice President and Chief Technology Officer, would each be entitled to one and one-half times their base amount upon the occurrence of a covered termination within a two year period following a change in control; Jeff Klaas, the Company’s Vice President, Global Sales, and Sarah Yang, the Company’s Vice President, Software Engineering, would each be entitled to one times his or her base amount upon the occurrence of a covered termination within a two-year period following a change in control. Any participant, like Mr. Yuen, that has an employment agreement or severance agreement with the Company that provides for severance-related benefits will not be entitled to receive any benefits under the CIC Plan unless the participant waives any and all severance benefits under the employment or severance agreement within five business days after a covered termination.  This description is qualified in its entirety by the CIC Plan and the forms of participation agreement, copies of which are attached as Exhibits to this report.

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

10.1	†	Amended and Restated Change In Control Protection Plan, adopted August 3, 2009, together with the forms of Participation Agreements and the Grantor Trust Agreement.
31.1		Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
31.2		Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
32.1		Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† A contract, compensatory plan or arrangement in which executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC., a Delaware corporation

Date: August 6, 2009	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2009	By:	/S/ ULRICH GOTTSCHLING
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

10.1	†	Amended and Restated Change In Control Protection Plan, adopted August 3, 2009, together with the form of Participation Agreement for Officers and the Grantor Trust Agreement.
31.1		Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
31.2		Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
32.1		Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† A contract, compensatory plan or arrangement in which executive officers are eligible to participate.