Form 10-Q
period 2009-09-30
SRS LABS INC
filed 2009-11-02
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, 14,476,094 of the issuer’s common stock, par value $.001 per share, were outstanding.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2009

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc., its wholly-owned Delaware subsidiary, SRSWOWcast.com, Inc. and its wholly-owned Chinese subsidiary, Shenzhen Representative Office of SRS Labs, Inc.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Quarterly Report relating to our future operating results, profitability, growth and capital requirements, our investment and expansion plans, changes in our competitive position, the outcome of certain disputes, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, could, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, likely or similar expressions or variations of these terms. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed in Part II, Item 1A, “Risk Factors” of this Quarterly Report, including, but not limited to, the loss of any significant customer; the acceptance of new SRS Labs products and technologies; our ability to increase our brand awareness and enter into new or expanded license arrangements; the impact of competitive products and pricing; general economic and business conditions that may adversely impact sales of consumer products incorporating our technologies or that otherwise may impact our operating results and future performance; the timely development and release of technologies by the Company; and other factors identified from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$26,793,969	$31,599,087
Accounts receivable, net	1,014,915	332,711
Prepaid expenses and other current assets	1,181,189	864,095
Short-term investments	13,501,000	7,836,000
Total Current Assets	42,491,073	40,631,893

Property and equipment, net	481,125	423,921
Intangible assets, net	2,519,578	2,354,725
Deferred income taxes, net	5,011,442	3,471,421
Total Assets	$50,503,218	$46,881,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$553,473	$314,382
Accrued liabilities	1,396,561	996,268
Deferred revenue	1,461,055	1,802,024
Total Current Liabilities	3,411,089	3,112,674

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$.001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$.001 par value; 56,000,000 shares authorized; 14,476,094 and 14,419,418 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	14,477	14,420
Additional paid-in capital	64,299,297	62,639,075
Accumulated deficit	(17,221,645)	(18,884,209)
Total Stockholders’ Equity	47,092,129	43,769,286
Total Liabilities and Stockholders’ Equity	$50,503,218	$46,881,960

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$7,230,118	$4,319,433	$17,989,657	$13,438,565
Cost of sales	67,858	22,107	202,032	88,426

Gross profit	7,162,260	4,297,326	17,787,625	13,350,139

Operating expenses:
Sales and marketing	2,852,165	2,399,362	8,089,263	6,946,502
Research and development	1,481,555	999,969	4,059,132	2,859,899
General and administrative	1,411,162	1,524,529	4,217,046	4,490,484
Total operating expenses	5,744,882	4,923,860	16,365,441	14,296,885

Operating income (loss)	1,417,378	(626,534)	1,422,184	(946,746)
Other income, net	82,724	310,219	279,543	1,093,543
Income (loss) before income taxes	1,500,102	(316,315)	1,701,727	146,797
Income taxes	25,088	—	39,163	13,232
Net income (loss)	$1,475,014	$(316,315)	$1,662,564	$133,565

Net income (loss) per common share:
Basic	$0.10	$(0.02)	$0.12	$0.01
Diluted	$0.10	$(0.02)	$0.11	$0.01

Weighted average shares used in the per share calculations:
Basic	14,627,089	15,779,486	14,439,228	15,778,493
Diluted	15,184,824	15,779,486	14,762,281	16,249,158

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2008	14,419,418	$14,420	$62,639,075	$(18,884,209)	$43,769,286
Proceeds from exercise of stock options	56,676	57	229,883	—	229,940
Share-based compensation	—	—	1,430,339	—	1,430,339
Net income	—	—	—	1,662,564	1,662,564

BALANCE, September 30, 2009	14,476,094	$14,477	$64,299,297	$(17,221,645)	$47,092,129

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$1,662,564	$133,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	511,560	504,407
Provision for doubtful accounts	60,000	7,470
Deferred income taxes	(1,540,021)	(1,210,219)
Share-based compensation	1,430,339	1,342,433
Loss on disposition of property and equipment	14,626	—
Write-off of intangible assets	5,528	—
Changes in operating assets and liabilities:
Accounts receivable	(742,204)	561,452
Prepaid expenses and other current assets	(317,094)	60,288
Accounts payable	239,091	17,849
Accrued liabilities	400,293	270,440
Deferred revenue	(340,969)	646,163
Net cash provided by operating activities	1,383,713	2,333,848

Cash Flows from Investing Activities:
Purchase of investments	(5,665,000)	(4,984,000)
Proceeds from sale of investments	—	5,500,000
Proceeds from sale of property and equipment	17,600	—
Purchase of property and equipment	(235,856)	(191,921)
Expenditures related to intangible assets	(535,515)	(487,346)
Net cash used in investing activities	(6,418,771)	(163,267)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	229,940	69,672
Purchase of treasury stock	—	(122,053)
Net cash provided by (used in) financing activities	229,940	(52,381)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,805,118)	2,118,200
Cash and Cash Equivalents, Beginning of Period	31,599,087	39,615,291
Cash and Cash Equivalents, End of Period	$26,793,969	$41,733,491

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,539,570	$772,530
Supplemental Disclosure of Non-Cash Activities:
Unrealized gain on investments	$—	$48,125
Retirement of treasury stock	$—	$5,974,630

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Basis of Presentation and Summary of Significant Accounting Policies and Estimates

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc., its wholly-owned Delaware subsidiary, SRSWOWcast.com, Inc., and its wholly-owned Chinese subsidiary, Shenzhen Representative Office of SRS Labs, Inc.  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the SEC for interim reporting. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included.  Certain prior year amounts have been reclassified to current year presentation.

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

We evaluated our subsequent events through November 2, 2009, which is the date the financial statements were issued.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value because of interest rates. Cash and cash equivalents generally consist of cash, money market funds and instruments with original maturities of three months or less.  The Company places its cash in banks and in money market funds at certain financial institutions in excess of amounts insured by federal agencies.  The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.  The Company performs periodic evaluations of the relative credit standing of these financial institutions.  The Company has not historically experienced any losses on its cash and cash equivalents.

Short-term Investments

Short-term investments consist of certificates of deposit with original maturities ranging from six to twelve months.  The Company has not historically experienced any losses on its short-term investments.

Customer Concentrations

For the three months ended September 30, 2009 and 2008, one customer, Samsung Electronics Co., Ltd. (“Samsung”), accounted for approximately 32% and 40%, respectively, of our revenue.  For the nine months ended September 30, 2009 and 2008, one customer, Samsung, accounted for approximately 38% and 40%, respectively, of our revenue.

Income Taxes

The Company currently has net operating loss carryforwards to offset income taxes. Consequently, no significant provision is reflected in the accompanying interim consolidated financial statements.  Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for additional disclosure in this regard.

2.                                      Intangible Assets

Intangible assets consist of the following:

	September 30, 2009	December 31, 2008
Patents	$3,994,900	$3,618,338
Accumulated amortization	(1,996,081)	(1,785,531)
Patents, net	1,998,819	1,832,807
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Capitalized software and hardware for several technologies	684,654	582,800
Total of other intangibles	1,324,725	1,222,871
Accumulated amortization, other intangibles	(803,966)	(700,953)
Other intangibles, net	520,759	521,918
Intangible assets, net	$2,519,578	$2,354,725

Amortization expense associated with our intangibles was $125,958 and $110,837 in the three months ended September 30, 2009 and 2008, respectively, and $365,134 and $358,410 in the nine months ended September 30, 2009 and 2008, respectively.  Amortization expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

3.                                      Net Income Per Common Share

Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income or loss per common share reflects the maximum dilution, based on the average price of the Company’s common stock during each period, and is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised.

Basic and diluted net income per share are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
BASIC EPS
Net income (loss)	$1,475,014	$(316,315)	$1,662,564	$133,565
Denominator: weighted average common shares outstanding	14,627,089	15,779,486	14,439,228	15,778,493
Net income (loss) per share	$0.10	$(0.02)	$0.12	$0.01

DILUTED EPS
Net income (loss)	$1,475,014	$(316,315)	$1,662,564	$133,565
Denominator: weighted average common shares outstanding	14,627,089	15,779,486	14,439,228	15,778,493
Common equivalent shares outstanding:
Options	557,735	—	323,052	470,665
Total diluted shares	15,184,824	15,779,486	14,762,281	16,249,158
Net income (loss) per share diluted	$0.10	$(0.02)	$0.11	$0.01

There were outstanding options to purchase an aggregate of 976,507 and 2,943,708 shares of the Company’s common stock for the three months ended September 30, 2009 and 2008, respectively, that were not included in the table above because they would be anti-dilutive.  There were outstanding options to purchase an aggregate of 2,352,137 and 2,164,455 shares of the Company’s common stock for the nine months ended September 30, 2009 and 2008, respectively, that were not included in the table above because they would be anti-dilutive.

4.                                      Commitments and Contingencies

On September 8, 2007, the Company sent a letter to Sony Corporation (“Sony”) relating to the possible infringement of several SRS patents by Sony’s S-Force technology. Sony responded to the letter by filing a Complaint for Declaratory Relief in the U.S. District Court in the Southern District of New York on July 6, 2007. In November 2007, Sony and SRS entered into a standstill agreement for the purpose of conducting discussions towards an amicable resolution of the dispute, and the Complaint for Declaratory Relief was dismissed.  While the standstill agreement has expired, the parties continue to negotiate regarding this matter.  In October 2008, an independent third party hired by us to evaluate the Sony S-Force technology informed SRS that they had completed their evaluation based on the information provided by Sony.  Based on their study, they confirmed SRS’ position that the S-Force technology infringes our patents.  The basis for this infringement position has been provided to Sony for their review.  Sony has not agreed with the position of the independent third party.

The Company has in place a monitoring program to evaluate the integrity of royalty reporting by licensees. Royalty audits are conducted at the Company’s discretion pursuant to the license agreements. Successful efforts may from time to time reveal underreporting of royalties and such events may be material to results of operations.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	%	2008	%	2009	%	2008	%
Geographic Area Revenue:
Korea	$2,759,986	38%	$2,210,538	51%	$8,314,666	46%	$6,870,299	51%
Americas	2,228,614	31	466,563	11	4,242,720	24	1,263,691	9
Japan	1,688,919	24	1,207,605	28	3,607,127	20	4,227,037	32
China	299,057	4	206,740	5	1,176,148	6	540,921	4
Asia Pacific	155,657	2	139,245	3	369,424	2	303,477	2
Europe	97,885	1	88,742	2	279,572	2	233,140	2
Total	$7,230,118	100%	$4,319,433	100%	$17,989,657	100%	$13,438,565	100%

6.                                      Recent Accounting Pronouncements

Effective September 2009, the Company revised references to authoritative accounting literature in accordance with FASB Accounting Standards Codification (the “Codification”).  The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.

7.                                      Fair Value Measurements

Effective January 1, 2008, the Company measures the fair value of applicable financial and non-financial assets based on the following levels of inputs:

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

Financial assets carried at fair value as of September 30, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$26,467,227	$—	$—	$26,467,227
Certificates of deposit	—	13,501,000	—	13,501,000
Total	$26,467,227	$13,501,000	$—	$39,968,227

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

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited consolidated financial statements for the three and nine months ended September 30, 2009 and 2008, which have been prepared in accordance with GAAP.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allow the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics device and are therefore are typically recognized by us following shipment by the OEM.  Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and were not material in the three and nine months ended September 30, 2009 or 2008.  The Company may experience fluctuations in revenue associated with the seasonal nature of the consumer electronics industry.

Our revenues were $7,230,118 for the three months ended September 30, 2009, compared to $4,319,433 for the three months ended September 30, 2008, an increase of $2,910,685 or 67.4%.  In our home entertainment market, our total revenues increased by $2,140,987 in the current quarter as compared to the prior year period. Within this market, revenues related to flat panel televisions increased by $1,590,737 mainly due to increased revenue from certain existing licensees such as Samsung and revenues from new licensees such as Vizio, Skyworth and HiSense.  Due to pricing and other competitive factors, several of our licenses, including Samsung, have asked us to renegotiate our existing licensing agreements with them, which may adversely impact our revenues from such customers.  The increase in current quarter revenues related to flat panel televisions was partially offset by decreased revenue from several accounts such as Toshiba and Sharp.  Also included in the current quarter revenue is the recovery of approximately $950,000 of previously under reported royalties, from one OEM as a result of a royalty audit.  Revenues generated from licensees related to multiple service operator and set top box are part of our home entertainment market.  As previously announced, we entered into an agreement with a licensee in this market during our second fiscal quarter of this year.  During the current quarter, we completed delivery of our solutions to the licensee and we began to recognize revenues under the terms of the agreement.  The agreement stipulates quarterly royalty payments and may be subject to cancellation from time to time. Consequently, revenue under the agreement is recognized as our solutions are made available to the licensee’s customers and the cancellation provisions expire. We expect that future revenues per quarter from this licensee under the terms of the current agreement will be significantly lower than the amounts recognized during the current quarter due to the availability of the solutions to the licensee’s legacy customers. Our revenues in the personal telecommunications market increased by $387,059 or 120.2% in the current quarter as compared to the prior year period, primarily due to increased revenues from Samsung related to royalties on mobile sales. Our revenues from the personal computer market increased by $680,750 or 300.4%, primarily due to revenue generated from several new licensees, including Dell, Hewlett Packard and AsusTek. In the automotive market, revenues decreased by $129,630 or 33.1% primarily due to decreased revenues from our Japanese customers as the result of decreased auto sales in general.  Revenues in the portable media devices market decreased by $143,480 or 33.7 % primarily due to decreased revenues from MP3 players, cameras and docking stations.

The following table presents our licensing revenues mix by market:

	Three Months Ended September 30,
	2009	2008
Home entertainment (TV, set top box)	70%	68%
Personal telecommunications (mobile phone, PDA)	10	8
PC (software, hardware)	12	5
Portable media devices (digital media player, headphone)	4	10
Automotive	4	9

Sales and Marketing

Sales expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions, sales training, and travel and entertainment expenses.  Marketing expenses consist primarily of employee salaries and related expenses, market research, advertising and co-marketing, and costs associated with branding activities. Sales and marketing expenses were $2,852,165 for the three months ended September 30, 2009, compared to $2,399,362 for the same prior year period, an increase of $452,803 or 19%.  This increase was primarily attributable to an increase in payroll and related costs associated with the addition of seven sales and marketing personnel since September 30, 2008, costs associated with the timing of the Company’s annual world wide sales meeting and costs associated with the development of additional branding assets.  Included in sales and marketing expenses is share-based compensation expense of $134,804 and $111,751 for the three months ended September 30, 2009 and 2008, respectively.  We expect that sales and marketing expenses will continue to increase as we plan to hire additional personnel to penetrate target markets and key regions and we intend to increase our brand awareness.  As a percentage of total revenues, sales and marketing expenses decreased from 56% for the quarter ended September 30, 2008 to 39% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development, customer support, technology porting activities, and costs for engineering materials and supplies. Research and development expenses were $1,481,555 for the three months ended September 30, 2009, compared to $999,969 for the same prior year period, an increase of $481,586 or 48%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring an additional twelve engineers as well as increased customer support activities.  Included in research and development expenses is share-based compensation expense of $114,949 and $85,734 for the three months ended September 30, 2009 and 2008, respectively.  We expect that research and development expenses will continue to increase in the future in absolute dollars as we plan to continue to add to our research and development team in order to support our global licensees and to accelerate the implementation of our technology with a greater number of customers and devices. As a percentage of total revenues, research and development expenses decreased from 23% for the quarter ended September 30, 2008 to 20% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, professional fees, facilities costs, insurance, public company costs, and depreciation and amortization. G&A expenses were $1,411,162 for the three months ended September 30, 2009, compared to $1,524,529 for the same prior year period, a decrease of $113,367 or 7%. The decrease was primarily due to decreased accounting, legal and other professional fees.  During the third quarter of 2008, the Company incurred approximately $166,000 of expenses in connection with its Dutch Auction tender offer that was terminated and withdrawn in September 2008.  Included in G&A expenses is share-based compensation expense of $233,224 and $227,706 for the three months ended September 30, 2009 and 2008, respectively.  As a percentage of total revenues, G&A expenses decreased from 35% for the quarter ended September 30, 2008 to 20% for the same period this year.

Other Income, Net

Other income, net consists of interest income. Other income, net was $82,724 for the three months ended September 30, 2009, compared to $310,219 for the same prior year period, a decrease of $227,495 or 73.3%. This decrease was primarily attributable to lower interest rates on our investments in the current period as our investment strategy was primarily focused on asset protection versus yield maximization in the current period.

Income Taxes

Income tax expense for the three months ended September 30, 2009 was $25,088, compared to $0 in the same prior year period.  The income tax provision consists primarily of state income taxes.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $521,690 and $385,290 for the three months ended September 30, 2009 and 2008, respectively, based on our assessment of the future estimated realization of such assets.  We continue to remit foreign taxes from customers located in countries which require statutory tax withholding, including Korea, Taiwan and The People’s Republic of China.  Such amounts are included in deferred tax assets in the accompanying consolidated balance sheets.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

Our revenues were $17,989,657 for the nine months ended September 30, 2009, compared to $13,438,565 for the nine months ended September 30, 2008, an increase of $4,551,092 or 33.9%.  In our home entertainment market, our total revenues increased by $2,978,490 in the nine months ended September 30, 2009.  Within this market, flat panel revenue increased by $2,405,969 mainly due to increased revenue from Samsung, Vizio, Skyworth and HiSense, partially offset by decreased revenues from certain Japan based television licensees.  During the nine months ended September 30, 2009, we recognized and collected $1,468,546 of previously under-reported royalties, which included approximately $950,000 from one OEM recognized during the third quarter of 2009 as a result of an audit.  There were no such amounts in the nine months ended September 30, 2008.  Our revenues in the personal telecommunications market increased by $1,189,847 in the current nine month period primarily due to increased revenues from Samsung Mobile and NEC.  Our revenues from the personal computer market increased by $1,168,659, primarily due to revenue generated from several new licensees, including Dell, and Hewlett Packard.  In the automotive market, revenues decreased by $269,676, which we believe was due to decreased automotive sales worldwide. Revenues in the portable media devices decreased by $456,228 primarily due to decreased revenues from MP3 players, digital cameras, and docking stations.

The following table presents our licensing revenues mix by market:

	Nine Months Ended September 30,
	2009	2008
Home entertainment (TV, set top box)	69%	70%
Personal telecommunications (mobile phone, PDA)	12	7
PC (software, hardware)	10	5
Automotive	5	9
Portable media devices (digital media player, headphone)	4	9

Sales and Marketing

Sales and marketing expenses were $8,089,263 for the nine months ended September 30, 2009, compared to $6,946,502 in the same prior year period, an increase of $1,142,761 or 16%.  This increase was primarily attributable to an increase in payroll and commissions and related costs, such as payroll taxes, benefits, recruitment, associated with the addition of nine sales and marketing personnel.  In addition, we also increased our advertising and branding efforts to increase our brand awareness.   Included in sales and marketing expenses is share-based compensation expense of $381,721 and $381,607 for the nine months ended September 30, 2009 and 2008, respectively.  As a percentage of total revenues, sales and marketing expenses were 52% and 45% for the nine months ended September 30, 2008 and 2009, respectively.

Research and Development

Research and development expenses were $4,059,132 for the nine months ended September 30, 2009, compared to $2,859,899 for the same prior year period, an increase of $1,199,233 or 42%. This increase was primarily attributable to an increase in payroll and related costs associated with hiring an additional 14 engineers.  Included in research and development expenses is share-based compensation expense of $333,768 and $294,684 for the nine months ended September 30, 2009 and 2008, respectively.  As a percentage of total revenues, research and development expenses increased from 21% for the nine months ended September 30, 2008 to 23% for the same period this year.

General and Administrative

G&A expenses were $4,217,046 for the nine months ended September 30, 2009, compared to $4,490,484 for the same prior year period, a decrease of $273,438 or 6%. The decrease was primarily attributable to a decrease in accounting, legal and other professional fees. Included in G&A expenses is share-based compensation expense of $714,851 and $666,142 for the nine months ended September 30, 2009 and 2008, respectively.  As a percentage of total revenues, G&A expenses decreased from 33% for the nine months ended September 30, 2008 to 23% for the same period this year.

Other Income, Net

Other income, net was $279,543 for the nine months ended September 30, 2009, compared to $1,093,543 for the same prior year period, a decrease of $814,000 or 74.4%. This decrease was primarily attributable to lower interest rates in the current period.

Income Taxes

Income tax expense was $39,163 and $13,232 for the nine months ended September 30, 2009 and 2008, respectively. The income tax provision consists primarily of state income taxes.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $1,540,021 and $1,210,219 for the nine months ended September 30, 2009 and 2008, respectively, based on our assessment of the future estimated realization of such assets.  We continue to remit foreign taxes from customers located in countries which require statutory tax withholding, including Korea, Taiwan and The People’s Republic of China.  Such amounts are included in deferred tax assets in the accompanying consolidated balance sheets.

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at September 30, 2009 consisted of cash and cash equivalents and short-term investments of $40,294,969.  At September 30, 2009, we had cash and cash equivalents of $26,793,969 and short-term investments of $13,501,000.  Cash and cash equivalents generally consist of cash, money market funds and certificate of deposit funds with original maturities of three months or less. The money market funds are primarily invested in US government obligations.  The cash and certificates of deposit are FDIC insured.  Short-term investments consist of certificates of deposit with original maturities ranging from 6 to 12 months.

Net cash provided by operating activities was $1,383,713 and $2,333,848 during the nine months ended September 30, 2009 and 2008, respectively.  The decrease in our cash flows from operating activities was primarily the result of changes in our operating assets and liabilities and specifically, a decrease in our deferred revenue of $340,969 during the nine months ended September 30, 2009 compared to an increase of $646,163 during the nine months ended September 30, 2008.  The decrease in deferred revenue during the nine months ended September 30, 2009 was primarily due to the Company recognizing revenue from customers who prepaid us royalties.  During the nine months ended September 30, 2008, the Company received the final lump sum payment under the multi-year license agreement with LG Electronics, which caused deferred revenue to increase.  Additionally, accounts receivable increased $742,204 during the nine months ended September 30, 2009 as compared to decreasing $561,452 during the nine months ended September 30, 2008.  The increase in accounts receivable as of September 30, 2009 was primarily due to increased revenues recorded in the current quarter.

Net cash used in investing activities was $6,418,771 during the nine months ended September 30, 2009 and net cash used in investing activities was $163,267 during the same period in the prior year.  Net cash used by investing activities during the nine months ended September 30, 2009 was attributable primarily to the purchase of short-term investments.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Please refer to Part II, Item 1A, “Risk Factors” herein for information concerning these and other uncertainties that could negatively impact us.

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

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during our third quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.  For an additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors.”

Item 1A. Risk Factors

You should carefully consider the risk factors described below, as well as the other information included in this Quarterly Report on Form 10-Q and in our other filings with the SEC, prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be less significant may also adversely affect us.

We are exposed to risks in our licensing business related to product and customer concentration.

Currently, we generate a majority of our revenue in the home entertainment market, principally through the inclusion of SRS technology inside flat panel LED, LCD and plasma televisions. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. In addition to significant fluctuations in consumer spending on consumer electronic products, retail prices for certain consumer electronics products that include our audio technology have decreased significantly. We expect that this trend will continue for the foreseeable future. In addition, from time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenues. For example, for the year ended December 31, 2008, Samsung accounted for approximately 42% of our consolidated revenues. Certain of these manufacturers have attempted to develop and continue to develop their own technologies, which could replace our technologies, or they could decide to exclude our technologies from their products altogether in an effort to reduce cost.  For example, during 2007, we were informed by Sony that they were no longer using our technology in the majority of their televisions.  Samsung has indicated that they are continuing to develop their own sound technologies. The loss of any key customer could significantly reduce our revenues and could have a material adverse affect on our financial condition and results of operations.

General economic conditions have adversely affected the sales of consumer electronics and other discretionary goods, and may reduce our revenues and harm our business.

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

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. We do not manufacture consumer electronics products ourselves, and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and media software vendors to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, decline to actively market products incorporating our technologies or otherwise face significant economic difficulties, our revenue will decline. Changes in consumer tastes or trends, changes in industry standards or adverse changes in business and economic conditions may also adversely affect our licensing revenue.

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

As a result, these current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements.

In addition, decoding and encoding technology offerings of our competitors have become industry standards in certain consumer electronic products that may offer them a perceived advantage in licensing competitive products.

We may also experience competition from certain of our customers who decide to develop their own sound technologies instead of licensing such technologies.  Any increased competition may adversely impact our revenues, margins and earnings.

Inaccurate licensee royalty reporting and unauthorized use of our intellectual property could materially adversely affect our operating results.

Our licensing revenue is generated primarily from consumer electronics product manufacturers who license our technologies and incorporate them in their products. Under a significant percentage of our existing arrangements, these licensees typically pay us a specified royalty for every product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped that incorporate our technologies. We calculate our license fees, prepare our financial reports, projections and budgets, and direct our sales and product development efforts based on these reports we receive from our licensees. However, it can be difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we often do not have easy ways to determine how many copies have been made. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive and time consuming and initiating audits could harm our customer relationships. We expect that we will continue to be subject to understatement and non-reporting of royalty bearing revenues by licensees, which could adversely affect our revenues and operating results. Conversely, to the extent that our licensees overstate the number of products incorporating our technologies, negative corrections could result in reductions of royalty revenue in subsequent periods. Some of our licensees may begin to more closely scrutinize their past licensing statements, which may result in an increased receipt of negative corrective statements

We also may experience problems with non-licensee consumer electronics product manufacturers and media software vendors, particularly in emerging economies, incorporating our technologies or incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. This unauthorized use of our intellectual property could adversely affect our operating results.

Our business and future prospects depend upon the strength of our brand. If we are not able to maintain and strengthen our brand, our business may be adversely affected.

Maintaining the SRS brand and our position as an industry standard is critical to maintaining and expanding our licensing revenues and entering into new, or broadening existing, licensing relationships.  Because we engage in relatively little direct brand advertising, the promotion of our brand depends upon consumer electronics industry participants displaying our trademarks on their products that incorporate our technologies.  Although we do generally require our customers to place our brand on their products, some are not required to do so.  If our customers choose for any reason not to display our trademarks on their products, our ability to maintain or increase our brand awareness may be harmed, which would have an adverse effect on our business and prospects. In addition, if we fail to maintain high quality standards for our products or the products that incorporate our technologies, through the quality control evaluation process that we require of our licensees, the strength of our brand could be adversely affected.

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

•                        The difficulties in integrating the operations, technologies and information systems of the acquired companies;

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

•                        Adverse effects on existing business relationships with customers and/or suppliers;

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

Historically, because of the complexity of our technologies, it can take a significant amount of time and effort to explain the benefits of our technologies to potential new customers and to negotiate a sale. For example, it typically takes three to twelve months after our first contact with a prospective customer before we start licensing our technology to that customer and another three to nine months to begin generating revenues. In addition, purchases of our products are usually made in connection with new design starts by our customers, the timing of which is outside of our control. Accordingly, we may be unable to predict accurately the timing of any significant future sales of our products. We may also spend substantial time and management attention on potential license agreements that are not consummated, or in which the consumer electronic product ultimately does not sell in large quantities, thereby foregoing other higher revenue opportunities.

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

Our ability to compete may be affected by our ability to protect our proprietary information. We have filed numerous U.S. and foreign patent applications and to date have a number of issued U.S. and foreign patents covering various aspects of our technologies. We cannot guarantee that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. It is possible that third parties may assert claims or initiate litigation against us or our customers with respect to existing or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights. Litigation in the technology industry is common.  We are currently engaged in a dispute with Sony concerning the possible infringement of several SRS patents by Sony’s S-Force technology, but cannot assure you that we will be successful in such dispute. In addition, such litigation may adversely affect our ability to license other technologies to Sony. Claims and litigation brought against us or initiated by us could be costly and time consuming and could divert our management from our business. The outcome of any litigation is uncertain and could require us to pay significant damages or could prevent us from licensing some or all of our technologies, which could significantly harm our business and results of operations.

If we lose the services of our key personnel, or if we are unable to attract and retain other key personnel, we may not be able to manage our operations or meet our growth objectives.

Our future success depends to a large extent upon the continued service of key personnel, including engineering, sales and administrative staff. We anticipate that any future growth will require us to recruit and hire a number of new personnel in engineering, operations, finance, sales and marketing. Competition for such personnel can be intense, and it is possible that we may not be able to recruit and retain necessary personnel to operate our business and support future growth.  Furthermore, our agreements with the members of our senior management team allow such persons to terminate their employment with us at any time. The loss of any of our key personnel could delay our technology development and could harm our ability to execute our business plan.

We cannot be certain of the future effectiveness of our internal control over financial reporting or the impact thereof on our operations or the market price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. We cannot assure you that our system of internal control will be effective in the future as our operations and control environment change. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, our financial reporting may not be timely and/or accurate. If reporting delays or errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC. Moreover, even if we conclude that our internal control is effective; our independent registered public accounting firm may disagree. If our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which our internal control over financial reporting is documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently than we do, then it may issue an adverse or qualified opinion. Any of the above outcomes could adversely affect our financial results or result in a loss of investor confidence in the reliability of our financial information, which could materially and adversely affect the market price of our common stock.

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

SRS LABS, INC., a Delaware corporation

Date: November 2, 2009	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2009	By:	/S/ ULRICH GOTTSCHLING
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