Form 10-K
period 2009-12-31
SRS LABS INC
filed 2010-02-23
CIK 1016470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $77,416,760 (computed using the closing price of $6.65 per share of common stock on June 30, 2009, as reported by The NASDAQ Stock Market).

As of February 2, 2010, 14,563,715 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with the Annual Meeting of Stockholders to be held in 2010 are incorporated by reference in Part III of this Form 10-K.

SRS LABS, INC.

Annual Report on Form 10-K

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc., its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc., Shanghai Representative Office of SRS Labs, Inc, and SRS Labs Japan, KK. Circle Surround®, Circle Surround II™, CS Auto™, SRS WOW®, SRS WOW XT™, SRS WOW HD™, SRS TruBass®, SRS FOCUS®, SRS Headphone™, SRS Dialog Clarity™, SRS TruSurround® XT, TruSurround® HD, SRS 3D®, SRS Auto™, VIP™, TruSurround HD4™, CircleCinema™, iWOW™, SRS Headphone 360™, SRS Premium Sound™, SRS TruChat™, SRS TruGaming™, SRS TruMedia™, SRS TruTools™, SRS TruVoice™, TruVolume™, TruThunder™, SRS TruSpeak™, Cinema Sound™, SRS Noise Reduction™, SRS Audio Sandbox®, SRS Headphone Pro®  , MyVolume™, SRS HD Audio Lab™, SRS Sound™, SRS StudioSound™, SRS StudioSound HD™, SRS TheaterSound™, SRS TRuEQ™ and TruCircle™  are our U.S. trademarks. All other trademarks and trade names appearing are the property of their respective owners.

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

Our operations are conducted through SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company), Shanghai Representative Office of SRS Labs, Inc. (a Chinese company) and SRS Labs Japan, KK (a Japanese company). Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers (“OEMs”), software providers and semiconductor companies.  We also sell and market   stand-alone software and hardware products through the Internet.

Further financial information regarding mix of revenues by market sectors, geographic areas and customer concentration is included in this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplemental Data” and in Notes 1 and 7 to the Notes to Consolidated Financial Statements. We also refer you to “Item 1A. Risk Factors” for a discussion of certain risks relating to our business.

We were incorporated in the State of California on June 23, 1993 and reincorporated in the State of Delaware on June 28, 1996. Our executive offices are located at 2909 Daimler Street, Santa Ana, California 92705. Our telephone number is (949) 442-1070.

Our Products and Technologies

Our licensing business is focused on developing and marketing audio rendering, voice and surround sound technologies and solutions to OEMs, original design manufacturers (“ODMs”), semiconductor manufacturers, and software providers in the home entertainment, personal computers, personal telecommunications, automotive, portable media devices and broadcast markets. Our portfolio of licensable technologies includes a wide range of advanced technologies and proprietary techniques for the processing and delivery of audio, voice and surround sound, including the following:

•                  Surround Sound—Our surround sound technologies include SRS TruSurround XT, TruSurround HD, TruSurround HD4, Circle Surround, Circle Surround II, Circle Surround Automotive and Circle Surround Automotive DX.  Circle Surround, is a complete encoding and decoding format. Circle Surround encoding enables the distribution of up to 6.1 channels of audio over existing two-channel carriers such as digital media files, standard definition and high-definition television, FM radio and CDs. Circle Surround decoding decodes Circle Surround encoded material for multi-channel playback or creates up to 6.1 channels of audio from older formats of material, including mono, stereo, 4-channel surround or other matrix surround formats.

•                  Audio Rendering—Our audio rendering technologies optimize device audio output and enable the presentation of 3D and multichannel audio content over two speakers. These technologies include the ability to render 5.1 multichannel content over two speakers, to create a wider sound stage for more natural audio, to improve the perceived bass response in small speakers, to dynamically position audio sources in a virtual 3D space using headphones, and to reposition the audio image for non-optimally placed speakers. Our audio rendering technologies include SRS WOW, SRS WOW XT, SRS WOW HD, SRS 3D Sound, SRS TruBass, SRS FOCUS, SRS Xspace 3D, SRS Headphone, SRS DialogClarity, and SRS TruVolume. TruVolume is the de facto industry standard for volume leveling in the TV and set-top-box applications, effectively eliminating the volume fluctuations between programming and commercials as well as during channel changing.

•                  Voice Processing—Our TruVoice (also known as VIP and VIP+) and SRS Noise Reduction technologies dramatically reduce noise to produce a much clearer and crisper dialog over wireless communication devices and improve the intelligibility of the human voice in a variety of listening situations, including high ambient background environments. Our Max-V voice and audio enhancement technology drastically increases the capabilities of built-in speakers in devices in delivering higher volume while limiting adverse effects such as clipping and distortion.

•                  Solutions Suite—Our solutions suites combine several of our technologies in order to deliver a comprehensive, easier to deploy package of post processing audio enhancement products. Solution suites also enable us to impact the performance of the OEM products by employing multiple technologies and techniques to enhance and control the overall audio fidelity and performance of the product. Our solution suites include SRS Premium Sound and SRS Premium Voice for personal computers, SRS TruMedia, SRS TruVoice, and SRS TruTools for mobile phones, and StudioSound HD and TheaterSound for home entertainment products among others.

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

	Years Ended December 31,
	2009	%	2008	%	2007	%
Geographic Area Revenue:
Korea	$11,551,403	46%	$9,624,459	52%	$7,834,730	42%
Americas	6,440,033	26	1,744,502	10	1,837,096	9
Japan	4,375,139	17	5,357,286	29	7,346,548	39
China	1,548,496	6	838,754	5	843,931	5
Asia Pacific	647,220	3	430,598	2	805,660	4
Europe	402,286	2	337,079	2	183,975	1
Total	$24,964,577	100%	$18,332,678	100%	$18,851,940	100%

Through our licensing business, we market our portfolio of technologies and solution suites to the following markets: home entertainment, personal computers, personal telecommunications, automotive and portable media devices. Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allows the licensee to ship up to a predetermined number of units during the specified time period with additional per-unit royalty payments thereafter. The license agreements also generally specify the use of our trademarks and logos on the product, within the packaging and in the user’s manual, and require our review and approval of the product to guarantee the quality of the technology implementation and the correct usage of our logos and trademarks. We believe these terms ensure the quality and consistency of the technology and elevate the awareness of the SRS brand in the marketplace. We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and have not historically been material.

The following chart shows the percentage of our licensing revenue we received in 2009 and 2008 from each of these markets.

2009	2008

Home Entertainment

Home entertainment products currently represent the largest market for our technologies and have, in recent years, been the largest revenue contributor. Manufacturers in this market utilize our technologies and solutions to improve functionality and product performance and/or to differentiate their products from their competitors.  In many instances, manufacturers license multiple technologies from us for multiple product lines and divisions. Product categories within this market include televisions (such as LCD and plasma televisions) and set-top boxes (“STBs”).

Televisions.  Our audio technologies and solution suites are widely used by television manufacturers as a solution to audio challenges that manufacturers encounter in today’s flat panel television designs and/or as a differentiating feature. As television makers continue to migrate to models with thinner digital displays, they are finding that they have less room for speakers, which may compromise the overall audio quality of the television. We provide manufacturers with patented solutions for accurately presenting surround sound, improving bass response, increasing dialog clarity, improving volume consistencies among channels and programming, and creating a more natural sound stage. These solutions improve the audio quality of the television set without the expense of additional hardware or designing for larger speakers.  Our technologies suited for televisions are currently licensed by companies such as, Samsung, VIZIO, LG, Sharp, and Sony.

Set-top Boxes.  Although STBs receive and present surround sound content, they are typically connected to televisions with two-channel speakers. Our TruVolume technology serves as our lead technology in the STB category as it creates a level volume user experience to offset level fluctuations during channel changes, changes among different input devices and changes between the program and commercial. Additionally, our SRS surround sound technology creates a surround sound experience over any existing two-speaker system, including the internal speakers of a television. This technology also creates a virtual surround experience from stereo material.   Our technologies suited for STBs are currently licensed by companies such as EchoStar and Motorola.

Personal Computers

Personal computers (“PCs”), especially mobile PCs such as laptops, notebooks and the new genre of Ultra Mobile Devices (also known as net books) have become very popular as more users utilize their PCs as their main entertainment device at home or on the go. At home, PCs are often used as media hubs. PC users can enjoy and manage collections of music and movies, along with downloaded and recorded television programming. This content is now being distributed through the home using networked media adapter products. Throughout these systems, there is a need for optimizing playback on the computer speakers, presenting a closer assimilation to a typical home theater experience, including transmitting surround sound around the home and enjoying content playback on headphones. On the go, users have to rely on the audio output capabilities of their PCs which are often inadequate given the inherent challenges in today’s tiny PC enclosures. We believe our technology solutions are well positioned to fill the need to deliver better sound, with deeper bass, clarity and volume.  Our SRS Premium Sound and SRS Premium Voice suites address many of the usage cases above, overcoming related challenges and limitations.  Our technologies suited for PCs are currently licensed by companies such as Dell, Hewlett Packard, LG, and AsusTek.

Personal Telecommunications

We provide the personal telecommunications market (mobile phones) with both voice and audio rendering technologies and solution suites. Given the growth of smart and featured phones, more mobile phones are incorporating advanced audio and multimedia features and functionality at a rapid pace. New services include digital music downloads, streaming audio and video content, gaming, and television viewing. Our solutions are focused on the specific needs in the mobile market which have not previously been addressed. For example, our technologies deliver upon  needs like voice intelligibility in noisy environments, louder speaker performance, clarity of dialog in video content, poor bass-response of small speakers, hampered stereo imaging in narrowly spaced speakers, and 3D positioning audio for interactive gaming. We believe we can leverage our strong presence in the home entertainment market and our suite of voice technologies to provide good opportunities for growth in the personal telecommunications market.  Our technologies are licensed by telecommunications companies such as Motorola, Samsung and NEC.

Automotive

We have invested in research to create solutions specific to the needs of the automotive market. Within vehicles, audio and video content is played from multiple sources and then presented on both speakers and headphones. Stereo content from sources like CDs, MP3 players, mobile television and radio needs to be presented on multiple speakers in the car, some of which may not be optimally placed and may not have strong bass response. Surround sound content from DVDs, radio and downloaded music needs to be rendered on both car speakers and on rear-seat headphones with a maximum sweet spot. Our automotive solutions such as SRS CS Auto, SRS CS Auto DX, SRS Focus and SRS TruSurround XT address these needs and provide manufacturers in this segment with a fully tunable solution. Our technologies are currently licensed by companies such as Fujitsu-ten, Panasonic, Clarion and Kenwood and used on automobiles manufactured by companies such as Toyota, Subaru, Nissan and Honda.

Portable Media

MP3 (audio) and MP4 (audio and video) players and other portable media players enable consumers to enjoy audio and video content while on the go. The audio contents are stored in a compressed industry standard MP3 audio standard. As such, when the content is decoded and played back through miniature earphones, the audio generally suffers a loss of quality. Our technologies, such as SRS WOW and SRS WOW HD, are capable of improving the audio quality during playback. Our TruMedia suite of technologies also enable rendering of surround sound through earphones or using external speakers when playing back surround sound encoded contents often used along with contemporary video contents. Associated with the increasing popularity of MP3 and MP4 players, there has been a noticeable growth in the market for accessories, such as portable media adapters, docking stations and miniature speaker systems. The small footprint of these devices limits speaker size and speaker spacing. Our solutions enable vendors of these devices to increase the quality of their audio output without significantly increasing hardware component costs.

Customer Concentration

For fiscal year 2009, 2008, and 2007, Samsung accounted for approximately 39%, 42%, and 28%, respectively, of our consolidated revenues.  Given the significant amount of revenues derived from Samsung, the loss of that customer or the uncollectibility of related receivables could have a material adverse effect on our consolidated financial condition and consolidated results of operations.

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

As a technology licensing company, the strength of our brand is an important asset. Since brand recognition drives licensing sales, we have invested in strategies designed to increase consumer awareness of SRS Labs with the ultimate goal of establishing our brand with both product manufacturers and consumers around the world as a recognized symbol for high-quality audio. The six primary vehicles that we use to further the proliferation of our brand are: (a) placement of the SRS logo by OEMs on products and in co-marketing programs; (b) public relations and new media outreach programs; c) online branding programs; (d) cable television and movie theatre advertising; (e) participation in and/or sponsorship of industry events such as tradeshows and (f) use, and recognition of use, of SRS technology by content and broadcast professionals.

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

Online Branding Programs.  Online exposure has also been an important part of our branding strategy. One benefit of our relationship with Microsoft is that the SRS logo displayed in the audio control panel of Microsoft’s Windows Media Player links to an SRS technology page. As a result, we have received significant traffic and opportunities to create brand awareness with consumers and educate consumers on the benefits of our technology. Our online efforts also include the direct sale of the iWOW family of products including plug-in software for both the PC and Mac platforms, as well as a unique adapter for the Apple iPod. Revenue from the sale of these products has not been significant historically, but we believe these products gives us a valuable demonstration platform to showcase our audio technologies.

Cable Television and Movie Theater Advertising. For technologies that appeal directly to consumers such as our TruVolume volume leveling solution, we have promoted the applicable solution brand and the SRS corporate brand directly to consumers with professionally directed and produced 30-second commercials. Similarly, we have taken the message directly to consumers who frequent the movie theaters to promote our brand and our TruVolume technology in the theater before the main show begins and in public areas inside the theaters, including on the TV screens above the concession stands and lobbies.

Participation in and/or Sponsorship of Industry Events. We participate in several trade and industry events each year to promote our brand and our technology solutions. We also sponsor events related to our strategic segments by providing both financial resources to the event organizers and offering our insight into the forces that drive the CE industry through speaking engagements and participation in discussion panels. Some of the popular events SRS participates or sponsors include the Consumer Electronics Show (CES), the Mobile World Congress, DisplaySearch, CTIA, and SINOCES in China.

Use of SRS Technology by Content and Broadcast Professionals.  We develop, license and sell professional hardware and software products to enable content companies, broadcasters and music publishers to encode their material using our Circle Surround technology. When Circle Surround is professionally used, the SRS and Circle Surround logos are often displayed within the content itself or, on the packaging material and, in the case of radio, an announcement is made that the broadcast is being delivered in SRS Circle Surround. We have concentrated on three key sectors in the professional audio market: television, radio and music; and we have developed a line of hardware and software products to address these sectors. These products are sold directly to professional customers and are also available from selected dealers and distributors servicing the professional audio and broadcast markets. We did not generate significant revenue from the sale of professional hardware equipment in 2009; however, we believe that such sales facilitate the licensing of our technology to OEMs that benefit from enhanced audio transmissions.

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

To implement our licensing sales strategy within our identified markets, we have established a direct sales force and an international network of independent sales agents. In North America, we employ a direct sales force to market our portfolio of audio and voice technologies to the OEM community. Internationally, we maintain offices in Japan, Taiwan, China and Korea to support our multi-national OEM customers. We actively promote the use of our trademarks and logos and require customers to prominently display the appropriate SRS technology or solution logos on products and packaging and in advertising. We plan to continue to work closely with our licensees to enhance their success in selling finished products and semiconductor products that incorporate our technologies through a variety of licensee support programs. These programs include engineering support, sales training, tradeshow support, publicity and media relations programs, customized marketing materials, advertising, and support at speaking engagements and industry conferences, as well as, conducting in-person technology demonstrations or presentations for the press and other companies to promote our technologies and products.

We also regularly participate in tradeshows and conferences to increase awareness of who we are and what we do and to market our technologies and products. We work closely with our licensees and platform partners to actively explore additional opportunities to place our technologies in new products and/or markets.

Research and Development

We license our products in markets that are characterized by rapidly changing technology and continuous improvements in products and services. Our research and development expenditures in 2009, 2008 and 2007 were $5,721,195, $3,942,635, and $3,107,482, respectively. These expenses generally consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies.

As of December 31, 2009, we had 37 employees in our research and development group, representing 43% of our total employees. Our software, hardware and application engineers generally focus on developing intellectual property, technology solutions and consumer products.  Engineers are based in our offices throughout the world and support our licensing business.

Competition

Competition in the audio, voice and surround sound technology licensing business includes other licensing companies who offer competing technologies as well as the internal engineering departments of our current or prospective licensees and platform providers, who may develop audio technologies for use in their own products.

In the field of audio improvement, we compete directly with other audio providers, including Dolby and DTS. Additionally, some of our OEM customers maintain or are developing their own audio improvement technologies. Because our audio technologies work with any existing recorded material, whether mono, stereo or surround sound, most of our audio technologies can be used either as an alternative or as a complement to most competing audio technologies.

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

In order to protect the underlying technology concepts, we have filed and/or obtained patents for all of our marketed technologies including technologies marketed under the following trademarks: TruSurround XT, Circle Surround, SRS WOW, TruVoice, TruMedia and TruVolume. In addition, we hold numerous issued patents and patents pending for speaker and other acoustic reproduction technologies. We pursue a general practice of filing patent applications for our technologies in the United States and various foreign countries where our licensees manufacture, distribute or sell licensed products. We continue to update and add new applications to our patent portfolio to address changing worldwide market conditions and our new technological innovations. The range of expiration dates for our patents extend between the years 2010 to 2019. We have multiple patents covering unique aspects and improvements for many of our technologies. Accordingly, the expiration of any single patent should not significantly affect our intellectual property position or the ability to generate licensing revenue.

We also routinely file U.S. federal and foreign trademark applications for the various word names and logos used to market our technology solutions to licensees and the general public. The duration of the U.S. and foreign registered trademarks can typically be maintained indefinitely, provided that proper maintenance fees are paid and the trademarks are continually used or licensed by us.

Seasonality

Due to the dependence on the consumer electronics market, we generally experience seasonal fluctuation in sales and earnings. In particular, we believe that our business experiences seasonality relating to the holiday season, resulting in higher revenues in the fourth and first quarters. As we have moved toward diversifying our key market segments in the consumer electronics industry, we expect our business to be less seasonal.

Employees

As of December 31, 2009, we employed 86 persons, including 11 in finance and administration, 37 in research and development, engineering and product development, and 38 in sales and marketing. None of our employees are covered by a collective bargaining agreement or are presently represented by a labor union. We have not experienced a work stoppage and believe we have good relations with our employees.  In addition to our direct hire employees, as of December 31, 2009, we had consulting agreements that provide to us 4 full time consultants in research and development and 14 consultants in sales and marketing, all of whom are located outside of the United States.

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

Currently, we generate a majority of our revenue in the home entertainment market, principally through the inclusion of SRS technology inside flat panel LCD and plasma televisions. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. Consumer spending on home entertainment products is subject to significant fluctuations, and there is significant price competition for such products. Retail prices for certain consumer electronics products that include our audio technology have decreased significantly, and we expect that this trend will continue for the foreseeable future. In addition, from time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenues. For example, for the year ended December 31, 2009, Samsung accounted for approximately 39% of our consolidated revenues. These manufacturers could develop their own technologies or decide to exclude our audio rendering technology from their products altogether in an effort to reduce cost, our revenues and profitability could be adversely impacted.  For example, during 2007, we were informed by Sony that they were no longer using our technology in the majority of their televisions.  The loss of any key customer in the future could have a material adverse affect on our financial condition and results of operations.

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

Our business is highly dependent on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality, declining retail prices and is subject to risks related to product transitions.

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

We conduct sales and customer support operations in a number of countries throughout the world that require refinement to adapt to the changing market conditions on a regional basis. In addition, many of our significant customers are headquartered in the Asia region, particularly Korea and Japan. Approximately 72%, 88% and 90% of our revenues were derived from customers with headquarters located in the Asia markets during the years ended December 31, 2009, 2008 and 2007, respectively. We expect to continue to derive a significant portion of our revenues from sales to customers in these markets for the foreseeable future. Also, a substantial number of products incorporating our technologies are manufactured, assembled and tested by third parties in Asia. As a result, we are subject to a number of risks of conducting business outside of the United States, any of which could have a material adverse impact on our business and results of operations, including:

•                  global economic downturn;

•      political, social and economic instability and the risk of war, terrorist activities or other international incidents in Asia and elsewhere abroad;

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

Our technologies have a long and unpredictable sales cycle, which can result in uncertainty and delays in generating additional revenues.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Our worldwide headquarters are located in Santa Ana, California, in a 23,400 square foot facility consisting of office and warehouse space. The lease for the facility expires in May 2013.  We lease this facility from Daimler Commerce Partners, L.P., the general partner of which is Conifer Investments, Inc. (“Conifer”). The sole shareholders of Conifer are Thomas C.K. Yuen, our Chairman, Chief Executive Officer and President, and his spouse, Misako Yuen, as co-trustees of the Thomas Yuen Family Trust. Mr. and Mrs. Yuen also serve as the executive officers of Conifer. Mr. and Mrs. Yuen, as co-trustees of the trust, beneficially own a significant amount of our outstanding shares of common stock. We paid the Daimler Commerce Partners rent of $238,680, $235,170 and $230,256, in 2009, 2008 and 2007, respectively. We believe the terms and conditions of the lease are competitive based on a review of similar properties in the area with similar terms and conditions.

We entered into two new leases in 2009 for our international operations in Shanghai, China, and Tokyo, Japan.  The leases for our offices in Shanghai and Tokyo expire in October 2010 and August 2011, respectively.  Additionally, we lease space in Shenzhen, China and Taipei, Taiwan.  In total, we paid rent of $426,651, $294,702 and $230,256 during 2009, 2008 and 2007, respectively, for all of our facilities.  We believe that our current facilities are adequate to support our current requirements.

Item 3.  Legal Proceedings

On June 8, 2007, we sent a letter to Sony Corporation (“Sony”) relating to the possible infringement of several SRS patents by Sony’s S-Force technology. Sony responded to the letter by filing a Complaint for Declaratory Relief in the U.S. District Court in the Southern District of New York on July 6, 2007. In November 2007, Sony and SRS entered into a standstill agreement for the purpose of conducting discussions towards an amicable resolution of the dispute, and the Complaint for Declaratory Relief was dismissed.  While the standstill agreement has expired, the parties continue to evaluate the related technologies, patents and claims.  Our discussions with Sony are ongoing; however, we cannot assure you that we will prevail in this matter and are unable to determine at this time the impact that this matter may have, if any, on our consolidated financial position, results of operations or cash flows.

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

	High	Low
Fiscal Year 2009
First Quarter	$5.59	$4.27
Second Quarter	$7.08	$4.93
Third Quarter	$7.74	$6.10
Fourth Quarter	$7.49	$6.34

Fiscal Year 2008
First Quarter	$5.50	$3.90
Second Quarter	$7.25	$5.29
Third Quarter	$6.19	$2.75
Fourth Quarter	$5.55	$3.55

At February 2, 2010, the closing sale price of our common stock was $6.91 per share.

Holders

At February 2, 2010, there were 396 stockholders of record.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain our available funds for future growth and, therefore, we do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following equity compensation plans have been approved by our stockholders: the SRS Labs, Inc. Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the “1993 Plan”), the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the “1996 Plan”), the SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Non-employee Directors Plan”) and the SRS Labs, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). A description of the material features of each of these plans is included in Note 6 to the Notes to Consolidated Financial Statements under the caption “Stock Award/Option Plans/Warrants.” The 1993 Plan expired on December 10, 2003 and no options or other rights to acquire equity are outstanding under that plan. On June 22, 2006, our stockholders voted to approve the 2006 Plan, and to discontinue the issuance of any awards under the 1996 Plan. We do not have any equity compensation plans other than those approved by our stockholders. The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of December 31, 2009.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	3,948,378	(1)	$6.05	941,241	(2)

(1)                                 Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 1,194,698 shares under the 1996 Plan, 177,500 shares under the Non-employee Directors Plan and 2,576,180 shares under the 2006 Plan.

(2)                                 Represents shares of common stock that may be issued pursuant to future grants under the following plans: 280,000 shares under the Non-employee Directors Plan and 661,241 shares under the 2006 Plan.

Issuer Purchases of Equity Securities

On November 3, 2008, our Board of Directors approved a stock repurchase program. The stock repurchase program commenced November 7, 2008 and ended on May 6, 2009.  No purchases were made under the program during fiscal year 2009.

Stock Price Performance Graph

The following graph illustrates a comparison of the total return of our common stock with the total return for the S & P Smallcap 600 Index and a peer group selected by us for the five year period ended December 31, 2009. The peer group was limited to publicly traded companies in the audio enhancements and technology business and consisted of the following companies: Dolby, DTS, QSound and DivX.  The comparison assumes $100 was invested on December 31, 2004 in our common stock and in each of the indices shown and assumes that all of the dividends were reinvested.

The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities under the Securities Act of 1933, as amended, or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among SRS Labs, Inc., The S&P Smallcap 600 Index

And A Peer Group

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands except per share data)
Consolidated Statement of Operations Data:
Revenues	$24,965	$18,333	$18,852	$18,547	$14,608
Cost of sales	286	144	164	171	236
Gross profit	24,679	18,189	18,688	18,376	14,372
Operating expenses:
Sales and marketing	11,415	9,220	6,718	7,345	5,192
Research and development	5,721	3,943	3,107	2,573	2,224
General and administrative	5,657	5,913	5,444	5,660	5,170
Total operating expenses	22,793	19,076	15,269	15,578	12,586
Operating income (loss)	1,886	(887)	3,419	2,798	1,786
Interest income	348	1,275	2,041	1,136	673
Income from continuing operations before income taxes	2,234	388	5,460	3,934	2,459
Income taxes	98	117	46	868	796
Income from continuing operations	2,136	271	5,414	3,066	1,663
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes (benefit)	—	—	—	1,017	(3,087)
Gain on disposal of discontinued operations	—	—	—	625	—
Income (loss) from discontinued operations	—	—	—	1,642	(3,087)
Net income (loss)	$2,136	$271	$5,414	$4,708	$(1,424)
Income from continuing operations per common share:
Basic	$0.15	$0.02	$0.34	$0.21	$0.12
Diluted	$0.14	$0.02	$0.32	$0.20	$0.11
Income (loss) from discontinued operations per common share:
Basic	$0.00	$0.00	$0.00	$0.11	$(0.22)
Diluted	$0.00	$0.00	$0.00	$0.11	$(0.22)
Net income (loss) per common share:
Basic	$0.15	$0.02	$0.34	$0.31	$(0.10)
Diluted	$0.14	$0.02	$0.32	$0.30	$(0.10)
Weighted average number of common shares used in the calculation of per share amounts:
Basic	14,460	15,589	16,154	14,956	14,118
Diluted	14,813	15,842	16,990	15,466	15,199
Consolidated Balance Sheet Data:
Working capital	$38,923	$37,519	$39,272	$34,697	$8,849
Total assets	51,749	46,882	51,383	45,049	35,065
Stockholders’ equity	48,394	43,769	49,007	42,744	30,813

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

Our operations are conducted through SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company) Shanghai Representative Office of SRS Labs, Inc (a Chinese company) and SRS Labs Japan, KK (a Japanese company). Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading OEMs, software providers and semiconductor companies, and limited sales and marketing of standalone software and hardware products through the Internet.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe are:  (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the matters that are inherently uncertain. Our most critical accounting estimates include revenue recognition; valuation of accounts receivable, which impacts operating expenses; valuation of intangibles and long lived assets, which primarily impacts operating expenses when we impair assets or accelerate their depreciation; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision; and share-based compensation, which impacts operating expenses. We discuss each of these policies below, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

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

Intangible Assets and Impairment of Long-Lived Assets

Costs paid by the Company related to the establishment and purchase of patents, primarily legal costs, are capitalized and amortized, depending on the estimated life of the technology patented. These assets are being amortized over ten years. The Company evaluates the recoverability of long-lived assets with finite lives. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based upon the most recent assessment as of December 31, 2009, the Company has determined there was no impairment in the value of long-lived assets.

Income Taxes

In preparing our consolidated financial statements, we estimate our income taxes in each of the countries in which we operate. The process used to make these estimates includes an assessment of the current tax expense, the results from tax examinations and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. The Company accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2009, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance our deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry-forward period available under the tax laws, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, the Company’s business and results of operations, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting either in a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Share-Based Compensation

The Company accounts for share-based compensation awards using the fair-value method and records such expense in the consolidated financial statements over the requisite service period. In 2009, 2008 and 2007, we recorded share-based compensation expense of $1,956,057, $1,777,468 and $1,727,017, respectively.

To determine the expected term of our employee stock options granted in fiscal year 2009, we examined the historical term for our stock options and those of our peers. To determine the risk-free interest rate, we utilized an average interest rate based on U.S. Treasury instruments whose term was consistent with the expected term of our awards. To determine the expected stock price volatility, we examined the historical volatilities for our common stock and those of our peers. See Note 6 (“Stockholders’ Equity and Share-Based Compensation”) of our Notes to Consolidated Financial Statements for further discussion.

Results of Operations

The following table sets forth certain consolidated operating data as a percentage of revenues for the years ended December 31, 2009, 2008 and 2007:

Percentage of Total Revenue

	Years Ended December 31,
	2009	2008	2007
Revenues	100%	100%	100%
Cost of sales	1	1	1
Gross margin	99	99	99
Operating expenses:
Sales and marketing	46	50	36
Research and development	23	22	16
General and administrative	22	32	29
Total operating expenses	91	104	81
Operating income (loss)	8	(5)	18
Interest income	1	7	11
Income before income taxes	9	2	29
Income taxes	0	1	0
Net income	9%	1%	29%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Total revenues for the year ended December 31, 2009 (“fiscal year 2009”) were $24,964,577 compared to $18,332,678 in the year ended December 31, 2008 (“fiscal year 2008”), an increase of $6,631,899 or 36%. This increase was primarily attributable to increases in royalties related to the sales of televisions, set-top-boxes, personal computers and mobile devices containing our technologies by our licensees. In the home entertainment segment, royalty revenues increased $4,227,065 from fiscal year 2008 to fiscal 2009, of which $3,375,008 resulted from royalties related to sales of flat panel televisions and monitors.  We noted increases in royalty revenues from several of our largest television customers; including Samsung and Vizio, as well as increases in revenues related China based OEMs.  Revenues related to set-top boxes increased by $852,057 from fiscal year 2008 to fiscal year 2009, primarily due to our agreement with EchoStar, which we entered into in March 2009.  Revenue growth in the home entertainment segment during 2009 was also positively impacted by our royalty compliance program, through which we were able to identify and collect approximately $1,200,000 of previously under reported royalties in fiscal year 2009.  The increase in revenues in the personal computer market from fiscal year 2008 to fiscal year 2009 was $2,040,992.   We noted increased revenues from many of our licensees, including Hewlett Packard, Dell, AsusTek, and BenQ among others.  We expect that during 2010, our revenues in the personal computer segment will continue to increase as our solutions are deployed on a larger number of products.  In the personal telecommunications segment, revenues increased $1,270,997 from 2008 to 2009.  This increase was primarily due to increased revenues from Samsung Mobile.  We anticipate that during 2010 we will continue to experience increased revenues in this segment as compared to 2009.  Revenues in the automotive market decreased by $293,484 in 2009 as compared to 2008 primarily due to the global decrease of new car sales.  Revenues in the portable media devices market decreased by $553,672 in 2009 as compared to 2008 due to decreased revenues from MP3/MP4 players.

The following table represents our mix of licensing revenues by market source:

	Years Ended December 31,
	2009	2008
Home entertainment (TV, set-top box)	68%	69%
PC (software, hardware)	12	5
Personal telecommunications (mobile phone, PDA)	11	9
Automotive	5	8
Portable media devices (digital media player, headphone)	4	9
	100%	100%

Sales and Marketing

Sales expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, commissions, training, and travel and entertainment expenses.  Marketing expenses consist primarily of employee salaries and related expenses, market research, advertising and co-marketing, and costs associated with brand building activities.  Sales and marketing expenses were $11,415,115 for fiscal year 2009, as compared to $9,220,098 for fiscal year 2008. Overall sales and marketing expenses were $2,195,017, or 24%, higher in fiscal 2009.  This increase was primarily attributable to higher payroll and related costs associated with increasing the size of our sales and marketing staff by approximately 21% in 2009.  In addition to increasing the sales and marketing personnel, we have also increased our branding efforts by creating new marketing assets, through both direct and co-marketing activities, and increased our participation in trade show activities.  We recorded $511,301 in share-based compensation expense for sales and marketing personnel during 2009 as compared to $458,610 in 2008. As a percentage of total revenues, sales and marketing expenses decreased from 50% for fiscal year 2008 to 46% for fiscal year 2009.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities, customer support, technology porting activities, and costs for engineering materials and supplies. Research and development expenses were $5,721,195 for fiscal year 2009, as compared to $3,942,635 for fiscal year 2008. The overall increase in research and development expenses of $1,778,560, or 45%, was primarily attributable to increasing the size of our research and development staff by approximately 41% in 2009. We recorded $457,464 in share-based compensation expense for engineering personnel during 2009 as compared to $399,630 in 2008. We expect that research and development expenses will continue to increase in absolute costs as we plan to continue to add to our engineering team in order to support our global licensees and to accelerate the implementation of our technologies with a greater number of customers and devices.  As a percentage of total revenues, research and development expenses increased from 22% for fiscal year 2008 to 23% for fiscal year 2009.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property, facilities costs, insurance, public company costs, and depreciation and amortization. General and administrative expenses were $5,656,616 for fiscal year 2009 as compared to $5,913,081 for fiscal year 2008. The overall decrease $256,456 or 4%, was primarily attributable to a decrease in professional fees and expenses of $166,000, associated with our Dutch Auction repurchase program, which was terminated in September 2008.  We recorded $987,292 in stock-based compensation expense during 2009 as compared to $919,228 in 2008. As a percentage of total revenues, general and administrative expenses decreased from 32% for fiscal year 2008 to 22% for fiscal year 2009.

Interest Income

Interest income was $347,528 for fiscal year 2009, compared to $1,275,047 for fiscal year 2008, a decrease of $927,519, or 73%.  Our goal during 2009 was to ensure asset protection of our cash, and as such we invested our cash in low-risk, high liquidity investments such as fully insured certificates of deposits and assets backed by the United States Treasury.  We continue to monitor our cash assets to maximize our interest income while maintaining an acceptable level of risk.  During 2009 and 2008, the company did not incur any losses related to our cash and investments.

Provision for Income Taxes

The income tax provision for fiscal 2009 was $98,006 compared to $117,543 for fiscal year 2008, representing a decrease of $19,537, or 17%. The current and prior year provision consists primarily of estimated taxes payable to the state of California.

We had federal and state net operating loss carryforwards at December 31, 2009 of $8,463,418 and $5,598,943, respectively. The net operating loss carryforwards begin to expire in 2014 and will continue through 2027. In addition, we had federal foreign tax credit carryforwards of approximately $7,376,260 at December 31, 2009, which begin to expire in 2014, and federal and state tax capital loss carryforwards of approximately $16,219,585, which begin to expire in 2011. As of December 31, 2009, we continued to have a valuation allowance of $13,313,163 against our deferred tax assets, which was established primarily due to our cumulative losses in recent years and based on our assessment of our future ability to realize certain deferred tax assets.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Total revenues for fiscal year 2008 were $18,332,678 compared to $18,851,940 in the year ended December 31, 2007 (“fiscal year 2007”), a decrease of $519,262, or 3%. This decrease was primarily attributable to decreases in royalties related to the sales of personal computers, set top boxes, CRT televisions and personal media devices containing our technologies.  The decrease in revenues in the personal computer market from fiscal year 2007 to fiscal year 2008 was $649,153, of which $594,378 related to decreased royalties from Toshiba, while revenues in the personal media devices market decreased by $155,086 during the same period, related to several customers.  In the home entertainment market, total revenues decreased $209,120 from fiscal 2007 to fiscal 2008.  Within this market, revenues related to set-top boxes decreased $139,219 and revenues from CRT televisions decreased $124,062.  Some of these decreases were offset by increased revenues in the amount of $145,942 related to flat panel televisions and monitors.  The majority of the increase in flat panel televisions and monitors revenues were the direct result of our receipt of larger royalty payments from some of the multi-national television OEMs, including Samsung, offset by a decrease in revenues from Sony, Toshiba and LG. Home entertainment continues to represent our largest revenue market.  We entered into license agreements with several new television licensees during 2008, including Vizio.  Revenues in the automotive market increased by $160,356 in 2008 as compared to 2007 primarily due to increased revenues from several customers in Japan who provide line install, dealer option and aftermarket automotive audio systems to many of the significant Japanese automotive manufactures, including Toyota, Honda, Subaru and Nissan. In the personal telecommunications segment, revenues increased $298,741 from 2007 to 2008.  This increase was primarily due to increased revenues from Samsung Mobile.

The following table represents our mix of licensing revenues by market source:

	Years Ended December 31,
	2008	2007
Home entertainment (TV, set-top box)	69%	68%
Portable media devices (digital media player, headphone)	9	9
Personal telecommunications (mobile phone, PDA)	9	7
Automotive	8	7
PC (software, hardware)	5	9
	100%	100%

Sales and Marketing

Sales and marketing expenses were $9,220,098 for fiscal year 2008, as compared to $6,717,906 for fiscal year 2007. Overall sales and marketing expenses were $2,502,192, or 37%, higher in fiscal year 2008.  This increase was primarily attributable to higher payroll and related costs, including one-time recruitment and severance costs of approximately $525,000, associated with hiring an additional eleven sales and marketing employees and full-time consultants in 2008 including our Vice President of Sales and our Vice President of Marketing.  We recorded $458,610 in share-based compensation expense for sales and marketing personnel during 2008 as compared to $495,132 in 2007. As a percentage of total revenues, sales and marketing expenses increased from 36% for fiscal year 2007 to 50% for fiscal year 2008.

Research and Development

Research and development expenses were $3,942,635 for fiscal year 2008, as compared to $3,107,482 for fiscal year 2007. The overall increase in research and development expenses of $835,153, or 27%, was primarily attributable to hiring an additional five engineers in 2008, as well as incurring additional travel costs associated with supporting our global licensees. We recorded $399,630 in share-based compensation expense for engineering personnel during 2008 as compared to $428,516 in 2007.  As a percentage of total revenues, research and development expenses increased from 16% for fiscal year 2007 to 22% for fiscal year 2008.

General and Administrative

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

Interest Income

Interest income was $1,275,047 for fiscal year 2008, compared to $2,041,288 for fiscal year 2007, a decrease of $766,241, or 38%. This decrease was primarily attributable to the decrease in interest income due to lower interest rates and lower cash balances.

Provision for Income Taxes

The income tax provision for fiscal year 2008 was $117,543 compared to $45,558 for fiscal year 2007, representing an increase of $71,985, or 158%. The current and prior year provision consists primarily of estimated taxes payable to the state of California. The increase in the provision is the result of change in California tax law in fiscal year 2008, whereby net operating loss carryforwards may not be used in 2008 or 2009 and research and development credits are limited to 50% of the Company’s net tax.

Selected Quarterly Operating Results

The following table sets forth certain quarterly summary consolidated financial data for the eight quarters in the period ended December 31, 2009. The quarterly information is based upon financial statements prepared by us on a basis consistent with our audited consolidated financial statements and, in management’s opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Report. Our quarterly operating results have varied significantly in the past and are expected to vary significantly in the future. Due to rounding differences, the quarters in a given year may not add precisely to the annual numbers for that year.

	Three Months Ended
	Mar 31, 2009	June 30, 2009	Sep 30, 2009	Dec 31, 2009	Mar 31, 2008	June 30, 2008	Sep 30, 2008	Dec 31, 2008
	(In thousands except per share amounts)
Revenues	$5,704	$5,055	$7,230	$6,975	$4,941	$4,178	$4,319	$4,894
Gross profit	5,632	4,993	7,162	6,891	4,915	4,138	4,297	4,839
Operating expenses	5,346	5,275	5,745	6,428	4,509	4,864	4,924	4,779
Net income (loss)	$386	$(198)	$1,475	$473	$858	$(408)	$(316)	$137
Net income (loss) per common share:
Basic	$0.03	$(0.01)	$0.10	$0.03	$0.05	$(0.03)	$(0.02)	$0.01
Diluted	$0.03	$(0.01)	$0.10	$0.03	$0.05	$(0.03)	$(0.02)	$0.01

Liquidity and Capital Resources

At December 31, 2009, cash and cash equivalents, short and long-term investments were $41,489,164 compared to $39,435,087 as of December 31, 2008, an increase of $2,054,077. Our cash and cash equivalents were $27,988,164 as of December 31, 2009, a decrease of $3,610,923 from cash and cash equivalents of $31,599,087 held at December 31, 2008. The decrease in cash and cash equivalents was primarily a result of the purchase of short and long-term investments, partially offset by positive cash flow generated by operating activities.  Cash and cash equivalents generally consist of cash, certificates of deposits, and money market funds with original maturities of three months or less. The money market funds are primarily invested in US government obligations.  The cash and certificates of deposit are FDIC insured. We held $12,963,000 in short-term investments and $538,000 in long-term investments at December 31, 2009.  Short-term investments consist of certificates of deposit with original maturities ranging from 6 to 12 months.  Long-term investments consist of certificates of deposit with original maturities ranging from 18 months to 2 years.   In fiscal 2009, 2008 and 2007, our operations were funded primarily from cash from operating activities.

Net cash provided by operating activities was $2,776,720 and $2,629,133 for 2009 and 2008, respectively. The $147,587 increase in net cash provided by operating activities in fiscal 2009, compared to fiscal year 2008, was primarily a result of an increase in net income, from $270,887 during the year ended December 31, 2008 to $2,135,630 for the year ended December 31, 2009.  Offsetting the increase in net income was a decrease of deferred revenue by $608,570, due to the recognition of revenue from prepaid royalties.  Prepaid expenses also increased $283,056 due to timing of payments to vendors.

Net cash used in investing activities was $6,920,993 and $3,310,826 in 2009 and 2008, respectively. The $3,610,167 increase in cash used in investing activities in 2009, compared to 2008, was primarily due to the purchase of $5,665,000 in short and long-term investments.

Net cash provided by financing activities was $533,350 in 2009.  Net cash used in financing activities was $7,334,511 during 2008.  In 2009, the Company did not repurchase any of its outstanding common stock and stock option exercises increased.

We believe our existing cash, cash equivalents, short and long-term investment balances together with cash generated from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and the continuing market acceptance of our products.

Contractual Cash Obligations and Contingent Liabilities and Commitments

We have contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies our expected contractual obligations and commitments subsequent to December 31, 2009:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease obligations	$1,166,162	$419,699	$746,463	$—

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us January 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

Effective September 2009, the Company revised references to authoritative accounting literature in accordance with FASB Accounting Standards Codification (the “Codification”).  The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. In April 2009, FASB issued guidance in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

The financial statement information, including the Report of Independent Registered Public Accounting Firm, required by this Item 8 is set forth on pages 34 to 48 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The quarterly financial information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report, Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Attestation Report of Independent Registered Public Accounting Firm

Our internal control over financial reporting has been audited by Squar, Milner, Peterson, Miranda & Williamson, LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 33.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during our fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors,” “Information About the Board of Directors and Committees of the Board,” “Executive Officers” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held in 2010 (the “Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after the end of fiscal year 2009.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(1)                                 Financial Statements

(2)                                 Financial Statement Schedule

Page
Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2009, 2008 and 2007	48

The financial statement schedule included on page 48 to this Annual Report on Form 10-K and in Part II, Item 8 herein is filed as part of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

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

10.11

SRS Labs, Inc. Amended and Restated Change in Control Protection Plan approved August 3, 2009, previously filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009, which

Exhibit Number	Description
is incorporated herein by reference.

10.12

Form of Participation Agreement under the SRS Labs, Inc. Amended and Restated Change in Control Protection Plan for Selected Executive Officers (Current participants under this plan include the following officers: Thomas C.K. Yuen, Ulrich E. Gottschling, Sarah Yang, Jeff Klaas and Alan D. Kraemer) previously filed with the SEC as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009, which is incorporated herein by reference.

10.13

SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, as amended, approved April 27, 2005, previously filed with the SEC as Exhibit 10.5 to the Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.14

Offer Letter dated April 22, 2008 by and between the Company and Jeff Klaas, previously filed with the SEC as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2008, filed with the SEC on February 24, 2009 which is incorporated herein by reference.

10.15

Employment Letter Agreement dated December 21, 2005 by and between the Company and Ulrich E. Gottschling, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005, which is incorporated herein by reference.

10.16

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. 1996 Amended and Restated Long-Term Incentive Plan, as amended, previously filed with the SEC as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.17

SRS Labs, Inc. Profit Sharing and Bonus Plan, as amended on June 20, 2007, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2007, which is incorporated herein by reference.

10.18

SRS Labs, Inc. 2006 Stock Incentive Plan, as amended on December 17, 2007, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007, which is incorporated herein by reference.

10.19

Form of Stock Option Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.20

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

10.23	SRS Labs, Inc. Patent Reward Program, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 28, 2006, which is incorporated herein by reference.

Other Material Contracts

10.24

Industrial Real Estate Lease dated May 27, 2008, between the Company and Daimler Commerce Partners, L.P., previously filed with the SEC as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2008, filed with the SEC on February 24, 2009 which is incorporated herein by reference.

Exhibit Number	Description
10.25

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

Other Exhibits

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, dated February 22, 2010.

31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRS Labs, Inc.

Dated: February 23, 2010	By:	/S/ THOMAS C.K. YUEN
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ THOMAS C.K. YUEN	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2010
Thomas C.K. Yuen

/s/ ULRICH GOTTSCHLING	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2010
Ulrich Gottschling

/s/ DAVID R. DUKES	Director	February 23, 2010
David R. Dukes

/s/ WINSTON E. HICKMAN	Director	February 23, 2010
Winston E. Hickman

/s/ CAROL L. MILTNER	Director	February 23, 2010
Carol L. Miltner

/s/ SAM YAU	Director	February 23, 2010
Sam Yau

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SRS Labs, Inc.

Santa Ana, California

We have audited the accompanying consolidated balance sheets of SRS Labs, Inc. and Subsidiaries (collectively the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our audit also included the financial statement schedule listed in Item 15(2) herein. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SRS Labs, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Also, in our opinion, the aforementioned financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the financial information set forth therein.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP
Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

February 22, 2010

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$27,988,164	$31,599,087
Accounts receivable, net	179,114	332,711
Prepaid expenses and other current assets	1,147,151	864,095
Short-term investments	12,963,000	7,836,000
Total Current Assets	42,277,429	40,631,893

Long-term investments	538,000	—
Property and equipment, net	599,794	423,921
Intangible assets, net	2,702,160	2,354,725
Deferred income taxes, net	5,631,442	3,471,421
Total Assets	$51,748,825	$46,881,960
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$583,157	$314,382
Accrued liabilities	$1,577,891	996,268
Deferred revenue	1,193,454	1,802,024
Total Current Liabilities	$3,354,502	3,112,674

Commitments and contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 14,563,715 and 14,419,418 shares issued and outstanding at December 31, 2009 and 2008, respectively	14,565	14,420
Additional paid-in capital	65,128,337	62,639,075
Accumulated deficit	(16,748,579)	(18,884,209)
Total Stockholders’ Equity	48,394,323	43,769,286
Total Liabilities and Stockholders’ Equity	$51,748,825	$46,881,960

See accompanying notes to the consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
Revenues	$24,964,577	$18,332,678	$18,851,940
Cost of sales	285,543	143,481	164,112
Gross profit	24,679,034	18,189,197	18,687,828
Operating expenses:
Sales and marketing	11,415,115	9,220,098	6,717,906
Research and development	5,721,195	3,942,635	3,107,482
General and administrative	5,656,616	5,913,081	5,443,735
Total operating expenses	22,792,926	19,075,814	15,269,123
Operating income (loss)	1,886,108	(886,617)	3,418,705
Interest income	347,528	1,275,047	2,041,288
Income before income taxes	2,233,636	388,430	5,459,993
Income taxes	98,006	117,543	45,558
Net income	$2,135,630	$270,887	$5,414,435
Net income per common share:
Basic	$0.15	$0.02	$0.34
Diluted	$0.14	$0.02	$0.32
Weighted average shares used in the per share calculation:
Basic	14,460,490	15,588,815	16,154,313
Diluted	14,813,372	15,842,336	16,989,839

See accompanying notes to consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury		Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total	Income

BALANCE, December 31, 2006	15,886,938	16,562	70,574,176	(273,295)	(24,569,531)	(3,003,445)	42,744,467	4,930,583
Proceeds from exercise of stock options	385,341	385	1,842,579	—	—	—	1,842,964
Purchase of treasury stock	(493,564)	—	—	—	—	(2,946,736)	(2,946,736)
Share-based compensation	—	—	1,727,017	—	—	—	1,727,017
Unrealized gain on investments available for sale, net of tax	—	—	—	225,170	—	—	225,170	225,170
Net income	—	—	—	—	5,414,435	—	5,414,435	5,414,435
BALANCE, December 31, 2007	15,778,715	16,947	74,143,772	(48,125)	(19,155,096)	(5,950,181)	49,007,317	5,639,605
Proceeds from exercise of stock options	116,847	117	329,051	—	—	—	329,168
Purchase of treasury stock	(1,476,144)	—	—	—	—	(7,663,679)	(7,663,679)
Cancellation of treasury stock	—	(2,644)	(13,611,216)	—	—	13,613,860	—
Share-based compensation	—	—	1,777,468	—	—	—	1,777,468
Unrealized gain on investments available for sale, net of tax	—	—	—	48,125	—	—	48,125	48,125
Net income	—	—	—	—	270,887	—	270,887	270,887
BALANCE, December 31, 2008	14,419,418	14,420	62,639,075	—	(18,884,209)	—	43,769,286	319,012
Proceeds from exercise of stock options	144,297	145	533,205	—	—	—	533,350
Share-based compensation	—	—	1,956,057	—	—	—	1,956,057
Net income	—	—	—	—	2,135,630	—	2,135,630	2,135,630
BALANCE, December 31, 2009	14,563,715	$14,565	$65,128,337	—	$(16,748,579)	—	$48,394,323	$2,135,630

See accompanying notes to consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$2,135,630	$270,887	$5,414,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	704,718	660,954	733,873
Provision for doubtful accounts	47,527	11,190	108,321
Deferred taxes	(2,160,021)	(1,695,219)	(1,389,790)
Share-based compensation	1,956,057	1,777,468	1,727,017
Loss on disposition of furniture, fixtures and equipment	14,818	—	10,459
Write-off of intangible assets	13,149	42,569	34,058
Changes in operating assets and liabilities:
Accounts receivable	106,070	794,524	(65,867)
Prepaid expenses and other current assets	(283,056)	29,293	(84,448)
Accounts payable	268,775	(214,681)	(80,836)
Accrued liabilities	581,623	306,960	(605,928)
Deferred revenue	(608,570)	645,188	757,271
Net cash provided by operating activities	2,776,720	2,629,133	6,558,565
Cash Flows from Investing Activities:
Proceeds from sale of investments available for sale	—	5,500,000	—
Purchase of short and long-term investments	(5,665,000)	(7,836,000)	—
Purchase of property and equipment	(417,191)	(302,602)	(147,466)
Expenditures related to intangible assets	(856,402)	(672,224)	(703,461)
Proceeds from property and equipment	17,600	—	—
Net cash used in investing activities	(6,920,993)	(3,310,826)	(850,927)
Cash Flows from Financing Activities:
Purchase of treasury stock	—	(7,663,679)	(2,946,736)
Proceeds from exercise of stock options	533,350	329,168	1,842,964
Net cash provided by (used in) financing activities	533,350	(7,334,511)	(1,103,772)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,610,923)	(8,016,204)	4,603,866
Cash and Cash Equivalents, Beginning of Year	31,599,087	39,615,291	35,011,425
Cash and Cash Equivalents, End of Year	$27,988,164	$31,599,087	$39,615,291
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes	$2,203,771	$2,377,114	$1,392,197
Supplemental Disclosure of Non-Cash Investing/Financing Activities:
Unrealized gain on investments, net	$—	$48,125	$225,170
Retirement of treasury stock	$—	$13,613,860	$—

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

Our operations are conducted through SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company), Shanghai Representative Office of SRS Labs, Inc (a Chinese company) and SRS Labs Japan, KK (a Japanese company). Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers (“OEMs”), software providers and semiconductor companies, and limited sales and marketing of stand-alone software and hardware products through the Internet.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company and its wholly-owned subsidiaries SRSWOWcast, Shenzhen Representative Office of SRS Labs, Inc., Shanghai Representative Office of SRS Labs, Inc. and SRS Labs Japan, KK after elimination of all intercompany accounts and transactions.  Certain amounts in the notes to the consolidated financial statements have been reclassified in order to conform to the current year presentation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Some of the estimates needed to be made by management include the allowance for doubtful accounts, estimated useful lives of property and equipment and intangible assets, valuation of equity instruments associated with share-based compensation and the valuation allowance for the Company’s deferred tax asset. Actual results could materially differ from these estimates.

Cash and Cash Equivalent; Short-term and Long-term Investments

Cash and cash equivalents generally consist of cash, certificates of deposit, and money market funds with original maturities of three months or less at the date of purchase.  The money market funds are primarily invested in U.S. government obligations.  Short-term investments consist of certificates of deposit with original maturities ranging from 6 to 12 months. Long-term investments consist of certificates of deposits with original maturities ranging from 18 to 24 months.

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

Intangible Assets

Costs paid by the Company related to the establishment, transfer and purchase of patents and other intangibles, primarily legal costs, are capitalized and amortized, depending on the estimated useful life of the technology patented. These assets are being amortized using the straight line method over three to ten years.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets with finite lives.  The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based upon the most recent assessment as of December 31, 2009, management has determined there was no impairment in the carrying value of long-lived assets.

Revenue Recognition

Our license agreements typically have multi-year or automatic renewal terms, and either require: a) per-unit royalty payments for all products implementing our technologies and/or solutions; b) fixed annual or quarterly royalty payments; or c) a minimum fixed annual or quarterly royalty payment, which allow the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  Royalties for per-unit arrangements are reported in the quarter following shipment of the consumer electronics device and are therefore recognized by us generally one quarter following shipment by the OEM.  Revenues associated with fixed royalty payments are generally recognized ratably over the term of the agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and are not material.

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

We provide tax contingencies, if any, for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities.  The development of these reserves requires judgments about tax issues, potential outcomes and timing.  Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews.  If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.

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

Basic and diluted net income per share for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Years Ended December 31,
	2009	2008	2007
BASIC EPS
Numerator:
Net income	$2,135,630	$270,887	$5,414,435
Denominator: Weighted average common shares outstanding	14,460,490	15,588,815	16,154,313
Net income per share	$0.15	$0.02	$0.34
DILUTED EPS
Numerator:
Net income	$2,135,630	$270,887	$5,414,435
Denominator: Weighted average common shares outstanding	14,460,490	15,588,815	16,154,313
Common equivalent shares outstanding: Dilutive options	352,883	253,521	835,526
Total diluted common shares	14,813,372	15,842,336	16,989,839
Net income per share	$0.14	$0.02	$0.32

There were options outstanding at December 31, 2009, 2008 and 2007 to purchase 2,311,784, 2,201,570 and 542,660 shares of the Company’s common stock, respectively, that were not included above because they would be anti-dilutive.

Share-Based Compensation

The Company measures all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. We recorded stock-based compensation expense of $1,956,057, $1,777,468 and $1,727,017 in 2009, 2008 and 2007, respectively. See Note 6.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company measures the fair value of applicable financial and non-financial assets based on the following levels of inputs.

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

Financial assets carried at fair value as of December 31, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$27,988,164	$—	$—	$27,988,164
Total	$27,988,164	$—	$—	$27,988,164

Customer Concentration

For fiscal years 2009, 2008 and 2007, Samsung accounted for approximately 39%, 42% and 28%, respectively, of the Company’s consolidated revenues.  Given the significant amount of revenues derived from Samsung, the loss of such customer or the uncollectibility of related receivables could have a material adverse effect on our consolidated financial condition and consolidated results of operations.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, investments and accounts receivable. Due to the relative short nature of such investments, the carrying amount approximates fair value. The Company places its cash in banks and its cash equivalents in certificates of deposit and money market funds at certain financial institutions in excess of amounts insured by federal agencies. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions.  The Company has not experienced any significant losses on its cash equivalents or investments.

The Company’s accounts receivable are derived from sales to OEMs, original design manufacturers (“ODMs”) and platform partners primarily in Asia, North America and Europe. Customers’ headquarters geographically located in the Asia Pacific markets accounted for approximately 72%, 88% and 90%, of the Company’s revenues in 2009, 2008 and 2007, respectively, and are expected to continue to account for a substantial percentage of revenues in the future. The Company makes periodic evaluations of the creditworthiness of its customers and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for estimated uncollectible accounts receivable, as appropriate, and such losses have historically been minimal and within management’s expectations.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us January 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

Effective September 2009, the Company revised references to authoritative accounting literature in accordance with FASB Accounting Standards Codification (the “Codification”).  The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FASB issued guidance in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.  Subsequent events were evaluated through February 22, 2010.

2. Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2009	2008
Property and equipment	$540,934	$1,299,121
Computer equipment	588,346	534,960
Leasehold improvements	379,495	202,854
	1,508,775	2,036,935
Less accumulated depreciation and amortization	(908,981)	(1,613,014)
	$599,794	$423,921

Depreciation and amortization expense for property and equipment totaling $208,901, $188,407 and $216,948 for the years ended December 31, 2009, 2008 and 2007, respectively, is reflected in general and administrative expenses.

3. Intangible Assets

Intangible assets, net consist of the following:

	December 31,
	2009	2008
Patents	$4,100,363	$3,618,338
Accumulated amortization	(2,072,763)	(1,785,531)
Patents, net	2,027,600	1,832,807
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Capitalized software and hardware for several technologies	851,508	582,800
Total other intangibles	1,491,579	1,222,871
Accumulated amortization, other intangibles	(817,019)	(700,953)
Other intangibles, net	674,560	521,918
Intangible assets, net	$2,702,160	$2,354,725

Amortization periods range from three to ten years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Years Ended December 31,
	2009	2008	2007
Patents	$287,232	$284,244	$296,118
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	64,007	64,007	64,007
Capitalized software and hardware for several technologies	144,579	124,296	156,800
Total intangible amortization expense	$495,818	$472,547	$516,925

As of December 31, 2009, the weighted average remaining useful life of the Company’s patents and intangible assets was approximately 6 years. The following table shows the estimated amortization expense for those assets for each of the five succeeding fiscal years and thereafter.

Years Ending December 31,
2010	$572,823
2011	543,757
2012	450,617
2013	287,772
2014	240,051
Thereafter	607,140
Total	$2,702,160

4. Commitments and Contingencies

Leases

The Company leases office space and certain equipment under non-cancelable operating leases expiring through 2009. The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with a partnership that is affiliated with a principal stockholder, who is also an executive officer and a director, of the Company. The lease term is until May 2013.  We paid rent of $238,680, $235,170 and $230,256 in 2009, 2008 and 2007, respectively, under this lease agreement.

We entered into two new leases in 2009 for our international operations in Shanghai, China, and Tokyo, Japan.  The leases for our offices in Shanghai and Tokyo expire in October 2010 and August 2011, respectively.  Additionally, we lease space in Shenzhen, China and Taipei, Taiwan.  In total, we paid rent of $426,651, $294,702 and $230,256 during 2009, 2008 and 2007, respectively, for all of our facilities.  We believe that our current facilities are adequate to support our current requirements

Future annual minimum lease payments under non-cancelable operating leases for the remaining periods at December 31, 2009 are as follows:

Years Ending December 31,	Facility	Office Equipment	Total
2010	$398,427	$21,272	$419,699
2011	338,797	2,029	340,826
2012	288,608	—	288,608
2013	117,029	—	117,029
Total	$1,142,861	$23,301	$1,166,162

Litigation

On June 8, 2007, we sent a letter to Sony Corporation (“Sony”) relating to the possible infringement of several SRS patents by Sony’s S-Force technology. Sony responded to the letter by filing a Complaint for Declaratory Relief in the U.S. District Court in the Southern District of New York on July 6, 2007. In November 2007, Sony and SRS entered into a standstill agreement for the purpose of conducting discussions towards an amicable resolution of the dispute, and the Complaint for Declaratory Relief was dismissed.  While the standstill agreement has expired, the parties continue to evaluate the related technologies, patents and claims.  Our discussions with Sony are ongoing; however, we cannot assure you that we will prevail in this matter and are unable to determine at this time the impact that this matter may have, if any, on our consolidated financial position, results of operations or cash flows.

From time to time, the Company may be involved in other litigation matters and disputes arising in the normal course of business. Any such matters and disputes could be costly and time consuming, subject the Company to damages or equitable remedies, and divert our management and key personnel from our business operations.

Indemnifications

The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of December 31, 2009 and 2008.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Currently, the Company has no liabilities recorded for these agreements as of December 31, 2009 and 2008.

Warranties

The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2009 and 2008.

Employment Contracts

The Company has employment agreements with its Chief Executive Officer and one other employee (collectively “Agreements”). Each of the Agreements was entered into for an initial term that has since expired and all are now automatically renewed annually on various anniversary dates. Under the terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from one to two years of the respective employee’s base salary, depending on the date of termination, if the employee is terminated by the Company without cause.

Amended and Restated Change in Control Plan

The Compensation Committee of the Board, the sponsor of the Company’s Amended and Restated Change in Control Protection Plan (the “Change in Control Plan”), has designated certain of its executive officers as participants in the Change in Control Plan. The Change in Control Plan generally provides that if a participant’s employment is terminated without cause or if the participant resigns for good reason during a two-year period following a change in control, as defined in the Change in Control Plan, the participant will be entitled to receive a severance payment. Under the Change in Control Plan, the size of the severance payment that would be due to a participant upon the occurrence of a covered termination ranges from to one to two times the participant’s average taxable income during the five years preceding the change in control, depending on the participant’s position with the Company. The Change in Control Plan also provides that the Company will pay a participant’s COBRA premiums for a period of 18 months following a covered termination.

5. Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
United States	$2,233,636	$388,430	$5,459,993

The provision for income taxes on continuing operations consists of the following:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$—	$—	$—
State	98,006	144,923	45,558
Foreign	2,160,021	1,667,839	1,389,372
Total	2,258,027	1,812,762	1,434,930
Deferred:
Federal	(1,528,883)	(1,704,301)	(234,654)
State	—	—	—
Foreign	—	—	—
Change in valuation allowance, net	(631,138)	9,082	(1,154,718)
Total	(2,160,021)	(1,695,219)	(1,389,372)
Total income tax provision	$98,006	$117,543	$45,558

The reconciliation of the income tax expense computed at U.S. federal statutory rates to the provision for income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007
Tax at U.S. federal statutory rates	$759,436	$179,821	$1,856,398
State income taxes, net of federal benefit	130,320	30,857	151,796
Nondeductible expenses	39,433	32,692	9,983
Change in valuation allowance, net	(631,138)	9,082	(1,154,718)
Research and development credit	(199,984)	(131,768)	(110,996)
Foreign tax rate differential and other	(61)	(3,141)	(706,905)
Total income tax expense	$98,006	$117,543	$45,558

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Depreciation and amortization	$504,561	$705,430
Accruals	663,537	915,872
Net operating loss carryforwards	16,492	883,338
Tax credit carryforwards	8,871,580	6,553,617
Capital loss carryforwards	6,460,261	6,460,261
Other	2,428,174	1,897,204
Valuation allowance	(13,313,163)	(13,944,301)
Total net deferred tax assets	$5,631,442	$3,471,421

The Company has federal and state net operating loss carryforwards at December 31, 2009 of $8,463,418 and $5,598,943, respectively. Approximately $8.0 million dollars of the net operating losses have not been recognized relating to excess tax benefits.  These net operating loss carryforwards will begin to expire in 2014 and will continue to expire through 2027. The Company also has federal and state research credits of approximately $1,054,315 and $462,917, respectively, which will begin to expire in 2011 and will continue to expire through 2029 for federal and carryforward indefinitely for state purposes. In addition, the Company has federal foreign tax credit carryforwards of $7,376,260 at December 31, 2009, which will begin to expire in 2014 and will continue to expire through 2019. The Company also has federal and state capital loss carryforwards at December 31, 2009 of $16,219,585, which will expire in 2011.

As of December 31, 2009, a valuation allowance of $13,313,163 has been provided based on the Company’s assessment of the future realizability of deferred tax assets. The valuation allowance on deferred tax assets relates to future deductible temporary differences, capital loss carryforwards, foreign tax credit carryforwards, research and development credit carryforwards, and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.  The Company’s deferred tax asset at December 31, 2009 do not include approximately $3.2 million of excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryovers.

The use of loss carryforwards and tax credit carry forwards may become limited in the event of an ownership change as defined under Internal Revenue Code section 382. The Company commissioned a section 382 study in 2008, which confirmed that there have been no ownership changes through 2007.  Further, due to a change in California tax law in fiscal year 2008, net operating loss carryforwards may not be used in 2008 or 2009 and research and development credits are limited to fifty percent of the Company’s net tax.

The Company determined at the beginning of fiscal year 2007 that it did not have any unrecorded tax contingencies and therefore a rollforward of the tax contingency reserve that reconciles the beginning and ending balance of the reserve was not necessary as there was no tax contingency reserve. The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2009, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions.

Revenue is recognized gross of foreign withholding taxes that are remitted by our licensees directly to foreign tax authorities. Withholding taxes were $2.2 million, $1.7 million and $1.4 million in 2009, 2008 and 2007, respectively.

6. Stockholders’ Equity and Share-Based Compensation

Stock Award/Option Plans/Warrants

In July 1996, the Board adopted and the Company’s stockholders approved the 1996 Long-Term Incentive Plan (as amended and restated, the “1996 Plan”), for which 1,000,000 shares of the Company’s common stock were initially reserved for issuance to officers, employees and consultants of the Company. The number of shares reserved for issuance under the 1996 Plan was increased in June 1997, June 1998, June 2000 and June 2003 by 1,000,000, 2,500,000, 2,500,000 and 1,500,000 shares, respectively.  The Compensation Committee or, in the absence of a Compensation Committee, the Board, as a whole, has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2009, options to purchase 1,194,698 shares of the Company’s common stock were outstanding under the 1996 Plan. No additional options have been, or will be, granted under the 1996 Plan since the date of stockholder approval of the 2006 Plan (defined below).

In July 1996, the Board adopted and the Company’s stockholders approved the 1996 Non-employee Directors Stock Option Plan (the “Non-employee Directors Plan”), a non-discretionary formula plan for which 120,000 shares of the Company’s common stock were reserved for issuance to the Company’s non-employee directors. A committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan administers the Non-employee Directors Plan. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three-year period, the first installment vesting on the date of grant. In June 1999, the Company’s stockholders approved the Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Amended Non-employee Directors Plan”). Among the changes set forth in the Amended Non-employee Directors Plan was to increase by 130,000 the number of shares of common stock that may be issued under the plan. In June 2001, the Board adopted and the Company’s stockholders approved an amendment to the Amended Non-employee Directors Plan to increase the number of shares reserved for issuance under the plan by 250,000. As of December 31, 2009, options to purchase 177,500 shares of common stock were outstanding under the Amended Non-employee Directors Plan. There are 280,000 shares of common stock available for grant under the Non-employee Directors Plan as of December 31, 2009.

On June 22, 2006, the Board adopted and the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”), for which 1,500,000 shares of the Company’s common stock were initially reserved for issuance under the plan. Either the Board or a committee appointed by the Board (the “Committee”) will administer the 2006 Plan. The Compensation Committee is currently acting as the Committee for purposes of the 2006 Plan. Under the 2006 Plan, the Committee may grant options that are intended to qualify as incentive stock options. Additionally, the Committee may also grant share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, and performance awards. The vesting period is dependent on the type of award granted and may be determined by the Committee. In June 2008, the Board adopted and the Company’s stockholders approved an amendment to the 2006 Plan to increase the number of shares reserved for issuance under the plan by 1,750,000. As of December 31, 2009, options to purchase 2,576,180 shares of common stock were outstanding under the 2006 Plan. There are 661,241 shares of common stock available for grant under the 2006 Plan as of December 31, 2009.

Share-Based Compensation

We account for stock-based compensation by measuring all employee stock-based compensation awards using a fair-value method and record such expense in the consolidated financial statements over the requisite service period.

Total compensation cost recognized in 2009 and 2008 is as follows:

	Years Ended December 31,
	2009	2008	2007
Sales and marketing	$511,301	458,610	495,132
Research and development	457,464	399,630	428,516
General and administrative	987,292	919,228	803,369
Total compensation cost recognized	1,956,057	1,777,468	1,727,017

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 10 years and vest and become exercisable over a four-year service period.

The fair value of each share-based award is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term for options granted in 2009 and 2008 was calculated based upon the historical term of the Company’s option grants and review of the terms of the Company’s peers.  The expected term for options granted in 2007 is derived using the simplified method.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected term (in years)	4.23	4.67	6.25
Expected volatility	54%	56%	56%
Risk-free interest rate	1.96%	3.4%	4.8%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Weighted-average fair value at date of grant	$2.86	$2.80	$5.66
Intrinsic value of options exercised	$464,136	$192,314	$2,846,841

A summary of option activity under the stock option plans and changes during the year ended December 31, 2009 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (in Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	2,879,538	$5.83
Granted	1,306,800	6.31
Cancelled/Forfeited	(93,663)	6.57
Exercised	(144,297)	3.70
Outstanding, December 31, 2009	3,948,378	$6.05	7.13	$6,339,904
Options exercisable, December 31, 2009	1,988,474	$5.77	5.27	$4,039,205

A summary of the activity of the Company’s non-vested shares during the year ended December 31, 2009 is presented below:

				Remaining
		Weighted-Average		Unrecognized
	Shares	Grant Date Fair Value	Remaining Years to Vest	Compensation Cost
Nonvested, January 1, 2009	1,274,504	$3.41
Granted	1,306,800	2.76
Vested	(562,042)	3.42
Forfeited	(59,358)	3.06
Nonvested, December 31, 2009	1,959,904	$2.97	3.07	$5,947,974

The following table summarizes information concerning currently outstanding and exercisable options and warrants at December 31, 2009.

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Exercisable As of 12/31/2009	Weighted Average Exercise Price
$1.91–$3.80	390,014	2.1	$2.82	390,014	$2.82
$3.81–$5.70	1,404,504	7.6	4.92	600,078	4.92
$5.71–$7.60	1,694,840	8.0	6.63	681,246	6.11
$7.61–$9.50	294,020	7.1	9.29	202,136	9.29
$9.51–$11.40	145,000	7.0	10.62	95,000	10.61
$17.10–$19.00	20,000	0.2	19.00	20,000	19.00
	3,948,378	7.1	$6.05	1,988,474	$5.77

The total shares subject to options exercisable as of December 31, 2009, 2008, and 2007 were 1,988,474, 1,605,034, and 1,492,892, respectively, with weighted average exercise prices of $5.77, $5.41 and $4.67, respectively.

7. Segment Information

The Company’s revenue is solely derived from licensing related revenue. The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. Licensing-related revenue is summarized based on the location of the licensee’s corporate headquarters. For product and online sales, revenue is allocated to the Americas. The Americas region includes North, Central and South America. In 2008, the Greater China region was broken down into the China and Asia Pacific region. The China region includes all licensees with their corporate headquarters located in mainland China.  The Asia Pacific region includes all licensees with their corporate headquarters located in Taiwan and Hong Kong.

	Years Ended December 31,
	2009	%	2008	%	2007	%
Geographic Area Revenue:
Korea	$11,551,403	46%	$9,624,459	52%	$7,834,730	42%
Americas	6,440,033	26	1,744,502	10	1,837,096	9
Japan	4,375,139	17	5,357,286	29	7,346,548	39
China	1,548,496	6	838,754	5	843,931	5
Asia Pacific	647,220	3	430,598	2	805,660	4
Europe	402,286	2	337,079	2	183,975	1
Total	$24,964,577	100%	$18,332,678	100%	$18,851,940	100%

8. Employee Benefit Plan

The Company’s employees based in the United States may participate in a salary deferral plan (the “401(k) Plan”) in which eligible employees can contribute up to 75% of their eligible compensation. The Company also may contribute on a discretionary basis. The Company’s matching contribution vests ratably over a four year period. During the years ended December 31, 2009, 2008 and 2007, the Company contributed approximately $153,141, $121,723 and $126,675, respectively, to the 401(k) Plan.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
For the year ended December 31, 2009:
Allowance for doubtful accounts	$—	$60,000	$12,473	$47,527
For the year ended December 31, 2008:
Allowance for doubtful accounts	$72,714	$11,189	$83,903	$—
For the year ended December 31, 2007:
Allowance for doubtful accounts	$39,256	$108,321	$74,863	$72,714

EXHIBIT INDEX

Exhibit Number	Description
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

10.11

SRS Labs, Inc. Amended and Restated Change in Control Protection Plan approved August 3, 2009, previously filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009, which is incorporated herein by reference.

Exhibit Number	Description
10.12

Form of Participation Agreement under the SRS Labs, Inc. Amended and Restated Change in Control Protection Plan for Selected Executive Officers (Current participants under this plan include the following officers: Thomas C.K. Yuen, Ulrich E. Gottschling, Sarah Yang, Jeff Klaas and Alan D. Kraemer) previously filed with the SEC as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009, which is incorporated herein by reference.

10.13

SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, as amended, approved April 27, 2005, previously filed with the SEC as Exhibit 10.5 to the Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.14

Offer Letter dated April 22, 2008 by and between the Company and Jeff Klaas, previously filed with the SEC as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2008, filed with the SEC on February 24, 2009 which is incorporated herein by reference.

10.15

Employment Letter Agreement dated December 21, 2005 by and between the Company and Ulrich E. Gottschling, previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005, which is incorporated herein by reference.

10.16

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. 1996 Amended and Restated Long-Term Incentive Plan, as amended, previously filed with the SEC as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.17

SRS Labs, Inc. Profit Sharing and Bonus Plan, as amended on June 20, 2007, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2007, which is incorporated herein by reference.

10.18

SRS Labs, Inc. 2006 Stock Incentive Plan, as amended on December 17, 2007, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007, which is incorporated herein by reference.

10.19

Form of Stock Option Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.20

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

10.23	SRS Labs, Inc. Patent Reward Program, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 28, 2006, which is incorporated herein by reference.

Other Material Contracts

10.24

Industrial Real Estate Lease dated May 27, 2008, between the Company and Daimler Commerce Partners, L.P., previously filed with the SEC as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2008, filed with the SEC on February 24, 2009 which is incorporated herein by reference.

10.25

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

Exhibit Number	Description

Other Exhibits

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, dated February 22, 2010.

31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.