Form 10-Q
period 2010-03-31
SRS LABS INC
filed 2010-05-06
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, 14,592,490 of the issuer’s common stock, par value $.001 per share, were outstanding.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2010

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company), Shanghai Representative Office of SRS Labs, Inc. (a Chinese company) and SRS Labs Japan, KK (a Japanese company).

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Quarterly Report, including those relating to our future operating results, profitability, growth and capital requirements, our investment and expansion plans, changes in our competitive position, the outcome of certain disputes, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, could, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, likely or similar expressions or variations of these terms. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed in Part II, Item 1A, “Risk Factors” of this Quarterly Report, including, but not limited to, the loss of any significant customer; the acceptance of new SRS Labs products and technologies; our ability to increase our brand awareness and enter into new or expanded license arrangements; the impact of competitive products and pricing; general economic and business conditions that may adversely impact sales of consumer products incorporating our technologies or that otherwise may impact our operating results and future performance; the timely development and release of technologies by the Company; and other factors identified from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$21,430,207	$27,988,164
Accounts receivable, net	1,034,843	179,114
Prepaid expenses and other current assets	1,082,615	1,147,151
Short-term investments	12,284,000	12,963,000
Total Current Assets	35,831,665	42,277,429

Long-term investments	8,044,000	538,000
Property and equipment, net	585,387	599,794
Intangible assets, net	2,750,368	2,702,160
Deferred income taxes, net	6,390,442	5,631,442
Total Assets	$53,601,862	$51,748,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$593,068	$583,157
Accrued liabilities	1,468,869	1,577,891
Deferred revenue	994,390	1,193,454
Total Current Liabilities	$3,056,327	$3,354,502

Commitments and contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 14,592,490 and 14,563,715 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	14,593	14,565
Additional paid-in capital	65,813,177	65,128,337
Accumulated deficit	(15,282,235)	(16,748,579)
Total Stockholders’ Equity	50,545,535	48,394,323
Total Liabilities and Stockholders’ Equity	$53,601,862	$51,748,825

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	$8,385,391	$5,704,010
Cost of sales	64,484	71,972
Gross profit	8,320,907	5,632,038

Operating expenses:
Sales and marketing	3,420,544	2,664,992
Research and development	1,889,993	1,248,814
General and administrative	1,565,298	1,432,127
Total operating expenses	6,875,835	5,345,933

Operating income	1,445,072	286,105
Other income, net	29,639	104,633
Income before income taxes	1,474,711	390,738
Income taxes	8,367	4,936
Net income	$1,466,344	$385,802

Net income per common share:
Basic	$0.10	$0.03
Diluted	$0.10	$0.03

Weighted average shares used in the per common share calculation:
Basic	14,572,269	14,419,418
Diluted	15,320,917	14,648,122

 See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2009	14,563,715	$14,565	$65,128,337	$(16,748,579)	$48,394,323
Proceeds from exercise of stock options	28,775	28	103,678	—	103,706
Share-based compensation	—	—	581,162	—	581,162
Net income	—	—	—	1,466,344	1,466,344

BALANCE, March 31, 2010	14,592,490	$14,593	$65,813,177	$(15,282,235)	$50,545,535

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$1,466,344	$385,802
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	203,320	168,511
Provision for doubtful accounts	—	22,500
Deferred taxes	(759,000)	(516,818)
Share-based compensation	581,162	466,400
Gain on disposition of property and equipment	—	(10,875)
Changes in operating assets and liabilities:
Accounts receivable	(855,729)	(325,371)
Prepaid expenses and other current assets	64,536	(162,553)
Accounts payable	9,911	125,080
Accrued liabilities	(109,022)	(35,609)
Deferred revenue	(199,064)	(258,273)
Net cash provided by (used in) operating activities	402,458	(141,206)

Cash Flows from Investing Activities:
Purchase of short-term and long-term investments	(7,506,000)	(3,669,000)
Proceeds from sale of short-term investments	679,000	—
Expenditures related to intangible assets	(186,143)	(205,493)
Purchase of property and equipment	(50,978)	(48,104)
Proceeds from sale of property and equipment	—	17,600
Net cash used in investing activities	(7,064,121)	(3,904,997)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	103,706	—
Net cash provided by financing activities	103,706	—

Net Decrease in Cash and Cash Equivalents	(6,557,957)	(4,046,203)
Cash and Cash Equivalents, Beginning of Period	27,988,164	31,599,087

Cash and Cash Equivalents, End of Period	$21,430,207	$27,552,884

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$693,095	$534,314

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Basis of Presentation and Summary of Significant Accounting Policies and Estimates

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company), Shanghai Representative Office of SRS Labs, Inc. (a Chinese company) and SRS Labs Japan, KK (a Japanese company).  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the SEC for interim reporting. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.  Amounts related to disclosure of December 31, 2009 balances within these condensed consolidated financial statements were derived from the audited consolidated financial statements for the year ended December 31, 2009.

Estimates

The preparation of financial statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results could differ materially from those estimates. See the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 for an additional discussion of the significant accounting policies and estimates used in the preparation of our financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value because of interest rates. Cash and cash equivalents generally consist of cash, money market funds and instruments with original maturities of three months or less when purchased.  The Company places its cash in banks and its cash and cash equivalents and money market funds at certain financial institutions in excess of amounts insured by federal agencies.  The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.  The Company performs periodic evaluations of the relative credit standing of these financial institutions.  The Company has not experienced any losses on its cash equivalents.

Short-term and Long-term Investments

Short-term investments consist of certificates of deposit with original maturities ranging from six to twelve months.  Long-term investments consist of certificates of deposit with original maturities ranging from eighteen to twenty-four months.  All of the certificates of deposit are fully FDIC insured. The Company has not experienced any losses on its short and long-term investments.

Customer Concentrations

For the three months ended March 31, 2010 and 2009, one customer, Samsung, accounted for approximately 39% and 41%, respectively, of our revenues.

Reclassifications

Certain amounts in the financial statements have been reclassified to conform to the current presentation.

Income Taxes

The Company currently has net operating loss carryforwards to offset income taxes. Consequently, no significant provision is reflected in the accompanying interim consolidated financial statements.  Refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for additional disclosure in this regard.

2.             Intangible Assets

Intangible assets consist of the following:

	March 31, 2010	December 31, 2009
Patents	$4,207,085	$4,100,363
Accumulated amortization	(2,151,460)	(2,072,763)
Patents, net	2,055,625	2,027,600
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Capitalized software and hardware for several technologies	930,929	851,508
Total of other intangibles	1,571,000	1,491,579
Accumulated amortization, other intangibles	(876,257)	(817,019)
Other intangibles, net	694,743	674,560
Intangible assets, net	$2,750,368	$2,702,160

Amortization expense associated with our intangibles was $137,946 and $115,959 in the first quarter of 2010 and 2009, respectively, and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

3.             Net Income Per Common Share

Basic net income per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income per common share reflects the maximum dilution, based on the average price of the Company’s common stock during each period, and is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised.

Basic and diluted net income per share are as follows:

	For the Three Months Ended March 31,
	2010	2009
BASIC EPS
Net income	$1,466,344	$385,802
Denominator: weighted average common shares outstanding	14,572,269	14,419,418
Basic net income per share	$0.10	$0.03

DILUTED EPS
Net income	$1,466,344	$385,802
Denominator: weighted average common shares outstanding	14,572,269	14,419,418
Common equivalent shares outstanding:
Options	748,648	228,704
Total diluted shares	15,320,917	14,648,122
Diluted net income per share	$0.10	$0.03

There were outstanding options to purchase an aggregate of 1,548,680 and 2,593,821 shares of the Company’s common stock as of March 31, 2010 and 2009, respectively, that were not included in the table above because they would be anti-dilutive.

4.             Commitments and Contingencies

On June 8, 2007, we sent a letter to Sony Corporation (“Sony”) relating to the possible infringement of several SRS patents by Sony’s S-Force technology. Sony responded to the letter by filing a Complaint for Declaratory Relief in the U.S. District Court in the Southern District of New York on July 6, 2007. In November 2007, Sony and SRS entered into a standstill agreement for the purpose of conducting discussions towards an amicable resolution of the dispute, and the Complaint for Declaratory Relief was dismissed.  While the standstill agreement has expired, the parties continue to negotiate regarding this matter.  In October 2009, an independent third party hired to evaluate the Sony S-Force technology informed us that they had completed their evaluation based on the information provided by Sony.  Based on their study, they confirmed SRS’ position that the S-Force technology infringes our patents.  The basis for this infringement position has been provided to Sony for their review.  Sony has not agreed with the position of the independent third party.  SRS continues to evaluate its alternatives in this matter and cannot assure you that it will prevail in this dispute.  SRS is unable to determine at this time the impact that this matter may have, if any, on its consolidated financial position, results of operations or cash flows.

From time to time, we may be involved in other litigation matters and disputes arising in the normal course of business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations.

5.             Segment Information

The Company operates in one reportable segment as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.  The following schedule presents the Company’s revenue by geographic area.  Licensing-related revenue is summarized based on the location of the licensee’s corporate headquarters.  For product and online sales, revenue is allocated to the Americas.  The Americas region includes North, Central and South America.  The China region includes all licensees with their corporate headquarters located in mainland China.  The Asia Pacific region includes all licensees with their corporate headquarters located in Taiwan and Hong Kong.

	Three Months Ended March 31,
	2010	%	2009	%
Geographic Area Revenues:
Korea	$3,645,082	43%	$2,760,018	48%
Americas	2,193,299	26	908,483	16
Japan	1,424,908	17	1,245,162	22
China	463,738	6	531,408	9
Asia Pacific	446,786	5	145,442	3
Europe	211,578	3	113,497	2

Total	$8,385,391	100%	$5,704,010	100%

6.             Fair Value Measurements

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1 and Level 2 and/or Level 3 during the three months ended March 31, 2010.  Financial assets carried at fair value as of March 31, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$21,430,207	$—	$—	$21,430,207
Total	$21,430,207	$—	$—	$21,430,207

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

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

Our operations are conducted through SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc., Shanghai Representative Office of SRS Labs, Inc. and SRS Labs Japan, KK. Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers, or OEMs, software providers and semiconductor companies, and limited sales and marketing of stand alone software and hardware products through the Internet.

Critical Accounting Policies

Our critical accounting policies have been disclosed in our Form 10-K for the year ended December 31, 2009. Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited consolidated financial statements for the three months ended March 31, 2010 and 2009, which have been prepared in accordance with GAAP.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allow the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics devices and are therefore typically recognized by us following shipment of the devices by the OEM.  Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and were not material in the three months ended March 31, 2010 or 2009.

Our revenues were $8,385,391 for the three months ended March 31, 2010, compared to $5,704,010 for the three months ended March 31, 2009, an increase of $2,681,381 or 47%.  In our home entertainment market, our total revenues increased by $1,756,650 in the current quarter.  Within this market, revenues from televisions increased by $1,730,595 mainly due to increased royalties from existing licensees such as Samsung.  Additionally, through our royalty compliance program, we were able to identify and collect approximately $650,000 of previously under reported royalties in the current fiscal quarter.  Our revenues from the personal computer market increased by $852,903 in the current quarter, primarily due to revenues generated from new licensees and increased revenues from our existing customers including Dell, Hewlett Packard, and AsusTek.  Revenues in the personal telecommunications market increased by $57,832 in the current quarter primarily due to higher revenue from new and existing licensees, offset in part by decreased revenue from one of our customers in Japan. In the automotive market, revenues increased by $45,726 in the current quarter primarily due to higher revenues from our Japanese customers who provide line install, dealer option and aftermarket automotive audio systems to many of the significant Japanese automotive manufacturers.  Revenues from portable media devices decreased by $31,729 in the current quarter primarily due to decreased revenues from MP3/MP4 players.

The following table presents our licensing revenues mix by market:

	Three Months Ended March 31,
	2010	2009
Home entertainment (TV, set top box)	67%	67%
PC (software, hardware)	15	8
Personal telecommunications (mobile phone, PDA)	10	13
Automotive	5	7
Portable media devices (digital media player, headphone)	3	5

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries and benefits, sales consultants’ fees and related expenses, sales commissions, tradeshow costs and costs associated with branding activities. Sales and marketing expenses were $3,420,544 for the three months ended March 31, 2010, compared to $2,664,992 for the same prior year period, an increase of $755,552 or 28%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring additional sales and marketing personnel since March 31, 2009 and also due to increased commission and bonuses due to increased revenue and net income in the current quarter.  In addition, the Company also increased its participation and promotion at several trade shows, which resulted in an increase in sales and marketing expense of approximately $199,000 in the current quarter.  Share-based compensation also increased $61,379 in the current quarter due to the issuance of option grants to sales and marketing employees.  Included in sales and marketing expenses is share-based compensation expense of $177,195 and $115,816 for the three months ended March 31, 2010 and 2009, respectively.  We expect that sales and marketing expenses will continue to increase as we hire additional sales personnel to penetrate target markets and key regions and as we continue to increase our marketing efforts to cultivate and elevate the SRS brand globally.  As a percentage of total revenues, sales and marketing expenses decreased from 47% for the quarter ended March 31, 2009 to 41% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,889,993 for the three months ended March 31, 2010, compared to $1,248,814 for the same prior year period, an increase of $641,179 or 51%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring additional engineers since March 31, 2009.  In addition, the Company invested in a new state-of-the-art Advanced Rendering Lab in the current quarter.  Included in research and development expenses is share-based compensation expense of $149,508 and $107,723 for the three months ended March 31, 2010 and 2009, respectively.  We expect that research and development expenses will continue to increase in 2010 as we continue add to our research and development team in order to support our global licensees and to accelerate the implementation of our technology with a greater number of customers and devices. As a percentage of total revenues, research and development expenses increased from 22% for the quarter ended March 31, 2009 to 23% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, attorneys’ fees, accounting fees, depreciation of the Company’s assets, patent amortization, and other professional fees. G&A expenses were $1,565,298 for the three months ended March 31, 2010, compared to $1,432,127 for the same prior year period, an increase of $133,171 or 9%. The increase was primarily due to an increase in bonus and profit sharing expense due to increased net income, royalty audit costs and increased public company costs.  Included in G&A expenses was share-based compensation expense of $254,459 and $242,861 for the three months ended March 31, 2010 and 2009, respectively.  As a percentage of total revenues, G&A expenses decreased from 25% for the quarter ended March 31, 2009 to 19% for the same period this year.

Other Income, Net

Other income, net consists primarily of interest income. Other income, net was $29,639 for the three months ended March 31, 2010, compared to $104,633 for the same prior year period, a decrease of $74,994 or 72%.  Our investment focus continues to be on asset protection of our cash, and as such we have invested our cash in low-risk, high liquidity investments such as fully insured certificates of deposits and assets backed by the United States Treasury.  We continue to monitor our cash assets to maximize our interest income while maintaining an acceptable level of risk.  The Company did not realize any losses on its investments in the current or prior year period.

Income Taxes

Income tax expense for the three months ended March 31, 2010 was $8,367, compared to an income tax expense of $4,936 for the same prior year period.  The income tax provision consisted primarily of taxes paid on licensing revenues in the current quarter that were sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $759,000 and $516,818 for the three months ended March 31, 2010 and 2009, respectively, based on our assessment of the future estimated realization of such assets.

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at March 31, 2010 consisted of cash, cash equivalents and short-and long-term investments of $41,758,207.  At March 31, 2010, we had cash and cash equivalents of $21,430,207, short-term investments of $12,284,000 and long-term investments of $8,044,000.  Cash and cash equivalents generally consist of cash, money market funds and other money market instruments with original maturities of three months or less. The money market funds are primarily invested in US government obligations.  Short-term investments consist of certificates of deposit with original maturities ranging from 6 to 12 months.  Long-term investments consist of certificates of deposit with original maturities ranging from 18 to 24 months.  The cash and certificates of deposit are FDIC insured.

Net cash provided by operating activities was $402,458 for the three months ended March 31, 2010, and net cash used in operating activities was $141,206 during the same period in the prior year.  The increase in our cash flows from operating activities was primarily the result of net income of $1,466,344 during the three months ended March 31, 2010, compared to net income of $385,802 during the three months ended March 31, 2009.  This was offset by changes in our operating assets and liabilities specifically, an increase in our accounts receivable of $855,729 during the three months ended March 31, 2010 compared to an increase of $325,371 during the three months ended March 31, 2009.  The increase in accounts receivable during the three months ended March 31, 2010 was primarily due to increased revenues in the current quarter from new and existing licensees.

Net cash used in investing activities was $7,064,121 and $3,904,997 during the three months ended March 31, 2010 and 2009, respectively.  The increase in cash used by investing activities during the three months ended March 31, 2010 was attributable primarily to the purchase of long-term investments.  The Company expects to continue to invest in certificates of deposit with maturities ranging from 18 to 24 months.

We believe our existing cash, cash equivalents, and short and long-term investment balances together with cash generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the impact of existing adverse economic conditions, the expansion of sales and marketing activities, the timing of introductions of new products, continuing market acceptance of our products, and potential acquisitions of businesses or technologies.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during our first quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

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

Currently, we generate a majority of our revenue in the home entertainment market, principally through the inclusion of SRS technology inside flat panel LCD and plasma televisions. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. Consumer spending on home entertainment products is subject to significant fluctuations, and there is significant price competition for such products. Retail prices for certain consumer electronics products that include our audio technology have decreased significantly, and we expect that this trend will continue for the foreseeable future. In addition, from time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenues. For the quarter ended March 31, 2010, Samsung accounted for approximately 39% of our consolidated revenues. These manufacturers could develop their own technologies or decide to exclude our audio rendering technology from their products altogether in an effort to reduce cost, either of which could adversely impact our revenues and profitability.  For example, during 2007, we were informed by Sony that they were no longer using our technology in the majority of their televisions.  The loss of any key customer in the future could have a material adverse affect on our financial condition and results of operations.

General economic conditions may reduce our revenues and harm our business.

Our business is exposed to adverse changes in general economic conditions because products that incorporate our technologies are entertainment-oriented and generally discretionary goods. The current slowdown or decline in U.S. and foreign economic growth has adversely affected consumer confidence, disposable income and spending. As a result, sales by our licensees of consumer electronics and other products incorporating our technologies may not grow as rapidly as in prior periods or may even decrease, which could adversely affect our licensing revenue.

Our business is highly dependent on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand, seasonality and declining retail prices and is subject to risks related to product transitions.

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

We conduct sales and customer support operations in a number of countries throughout the world that require refinement to adapt to the changing market conditions on a regional basis. In addition, many of our significant customers are headquartered in Asia, particularly Korea and Japan. Approximately 72%, 88% and 90% of our revenues during the years ended December 31, 2009, 2008, and 2007, respectively, were derived from customers with headquarters located in Asia. We expect to continue to derive a significant portion of our revenues from sales to customers in these regions for the foreseeable future. Also, a substantial number of products incorporating our technologies are manufactured, assembled and tested by third parties in Asia. As a result, we are subject to a number of risks of conducting business outside of the United States, any of which could have a material adverse impact on our business and results of operations, including:

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

The trading price of our common stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in our operating results, announcements of new products or technological innovations by us or our competitors, strategic alliances between us and third parties, general market fluctuations and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the markets in which we do business, or relating to us specifically, have in the past resulted in, and could in the future result in, an immediate and adverse effect on the market price of the common stock. Even though our stock is listed on The NASDAQ Global Market, our stock has had and may continue to have low trading volume and high volatility. The historically low trading volume of our stock makes it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. Because of the relatively low trading volume of our stock, our stockholders may have difficulty selling our common stock. In addition, the stock market in general, and The NASDAQ Global Market and the market for technology and small market cap companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of technology companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.

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

SRS LABS, INC., a Delaware corporation

Date: May 6, 2010	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2010	By:	/S/ ULRICH GOTTSCHLING
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