Form 10-Q
period 2010-06-30
SRS LABS INC
filed 2010-08-09
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, 14,684,289 of the issuer’s common stock, par value $.001 per share, were outstanding.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2010

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company), Shanghai Representative Office of SRS Labs, Inc. (a Chinese company) and SRS Labs Japan, KK (a Japanese company).

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Quarterly Report, including, but not limited to,  those relating to our future operating results, profitability, growth and capital requirements, our investment and expansion plans, changes in our competitive position, the outcome of certain disputes, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, could, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, likely or similar expressions or variations of these terms. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed in Part II, Item 1A, “Risk Factors” of this Quarterly Report, including, but not limited to, the loss of any significant customer; the acceptance of new SRS Labs products and technologies; our ability to increase our brand awareness and enter into new or expanded license arrangements; the impact of competitive products and pricing; general economic and business conditions that may adversely impact sales of consumer products incorporating our technologies or that otherwise may impact our operating results and future performance; the timely development and release of technologies by the Company; and other factors identified from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,680,996	$27,988,164
Accounts receivable, net	857,279	179,114
Prepaid expenses and other current assets	985,547	1,147,151
Short-term investments	12,383,000	12,963,000
Total Current Assets	29,906,822	42,277,429

Long-term investments	14,261,000	538,000
Property and equipment, net	701,281	599,794
Intangible assets, net	2,963,718	2,702,160
Deferred income taxes, net	7,116,153	5,631,442
Total Assets	$54,948,974	$51,748,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$603,621	$583,157
Accrued liabilities	1,358,525	1,577,891
Deferred revenue	804,954	1,193,454
Total Current Liabilities	$2,767,100	$3,354,502

Commitments and contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 14,684,289 and 14,563,715 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	14,685	14,565
Additional paid-in capital	66,818,592	65,128,337
Accumulated deficit	(14,651,403)	(16,748,579)
Total Stockholders’ Equity	52,181,874	48,394,323
Total Liabilities and Stockholders’ Equity	$54,948,974	$51,748,825

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$7,161,030	$5,055,528	$15,546,422	$10,759,538
Cost of sales	99,870	62,201	164,355	134,173

Gross profit	7,061,160	4,993,327	15,382,067	10,625,365

Operating expenses:
Sales and marketing	3,221,144	2,711,351	6,641,687	5,450,491
Research and development	1,826,118	1,189,517	3,716,112	2,364,183
General and administrative	1,431,833	1,373,757	2,997,131	2,805,884
Total operating expenses	6,479,095	5,274,625	13,354,930	10,620,558

Operating income (loss)	582,065	(281,298)	2,027,137	4,807
Other income, net	71,863	92,185	101,502	196,818
Income (loss) before income taxes	653,928	(189,113)	2,128,639	201,625
Income taxes	23,095	9,139	31,463	14,075
Net income (loss)	$630,832	$(198,252)	$2,097,176	$187,550

Net income (loss) per common share:
Basic	$0.04	$(0.01)	$0.14	$0.01
Diluted	$0.04	$(0.01)	$0.14	$0.01

Weighted average shares used in the per share calculations:
Basic	14,637,238	14,429,972	14,604,933	14,424,724
Diluted	15,642,573	14,429,972	15,479,199	14,685,986

 See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2009	14,563,715	$14,565	$65,128,337	$(16,748,579)	$48,394,323
Proceeds from exercise of stock options	120,574	120	563,334	—	563,454
Share-based compensation	—	—	1,126,921	—	1,126,921
Net income	—	—	—	2,097,176	2,097,176

BALANCE, June 30, 2010	14,684,289	$14,685	$66,818,592	$(14,651,403)	$52,181,874

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$2,097,176	$187,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	437,530	338,726
Provision for doubtful accounts	—	25,527
Deferred taxes	(1,484,711)	(1,018,331)
Share-based compensation	1,126,921	947,363
Loss on disposition of property and equipment	—	3,361
Write-off of intangible assets	—	3,750
Changes in operating assets and liabilities:
Accounts receivable	(678,165)	(75,766)
Prepaid expenses and other current assets	161,603	(69,623)
Accounts payable	20,464	186,492
Accrued liabilities	(219,366)	2,077
Deferred revenue	(388,500)	(317,993)
Net cash provided by operating activities	1,072,953	213,133

Cash Flows from Investing Activities:
Purchase of short-term and long-term investments	(13,822,000)	(4,669,000)
Proceeds from sale of short-term investments	679,000	—
Proceeds from sale of property and equipment	—	17,600
Purchase of property and equipment	(236,864)	(121,102)
Expenditures related to intangible assets	(563,711)	(331,913)
Net cash used in investing activities	(13,943,575)	(5,104,415)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	563,454	140,139
Net cash provided by financing activities	563,454	140,139

Net Decrease in Cash and Cash Equivalents	(12,307,168)	(4,751,143)
Cash and Cash Equivalents, Beginning of Period	27,988,164	31,599,087
Cash and Cash Equivalents, End of Period	$15,680,996	$26,847,944

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,421,276	$1,049,182

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

Short-term and Long-term Investments

Short-term investments consist of certificates of deposit with original maturities ranging from six to twelve months.  Long-term investments consist of certificates of deposit with maturities ranging from eighteen to twenty-four months.  All of the certificates of deposit are fully FDIC insured. The Company has not experienced any losses on its short and long-term investments.

Revenue Recognition

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allow the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics devices and are therefore typically recognized by us following shipment of the devices by the original equipment manufacturer (“OEM”).

Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and were not material in the three months ended June 30, 2010 or 2009. The Company may offer customer support or license support programs in the form of assisting the licensee with implementing the Company’s technology into the manufactured products of the licensee to ensure that the licensee receives the maximum benefit from the Company’s technology.  Such customer support is not contractually mandated and is generally provided on a discretionary basis to assist the customer and to improve customer relations.  Such customer support generally does not extend past the time in which the licensed technology is placed in service or implemented in any given device by the licensee.  In this regard, any support services occur during a finite period prior to the sale or revenue recognition.

Customer Concentrations

For the three months ended June 30, 2010 and 2009, one customer, Samsung, accounted for approximately 42% and 44%, respectively, of our revenues.  For the six months ended June 30, 2010 and 2009, one customer, Samsung, accounted for approximately 40% and 42%, respectively, of our revenue.  The revenue from Samsung is derived from multiple technology license agreements with various divisions of Samsung.

Reclassifications

Certain amounts in the financial statements have been reclassified to conform to the current presentation.

Income Taxes

The Company currently has net operating loss carryforwards to offset income taxes. Consequently, no significant provision is reflected in the accompanying interim consolidated financial statements.  Due to our licensees being located in foreign countries, they may be obligated to withhold foreign taxes based upon local and country requirements of the taxing authority.  Refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for additional disclosure in this regard.

2.             Intangible Assets

Intangible assets consist of the following:

	June 30, 2010	December 31, 2009
Patents	$4,301,692	$4,100,363
Accumulated amortization	(2,232,240)	(2,072,763)
Patents, net	2,069,452	2,027,600
Other intangibles	1,853,960	1,491,579
Accumulated amortization	(959,694)	(817,019)
Other intangibles, net	894,266	674,560
Intangible assets, net	$2,963,718	$2,702,160

Amortization expense associated with our intangibles was $164,218 and $123,219 in the three months ended June 30, 2010 and 2009, respectively, and $302,164 and $239,177 in the six months ended June 30, 2010 and 2009, respectively.  Amortization expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Basic and diluted net income per share are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
BASIC EPS
Net income (loss)	$630,832	$(198,252)	$2,097,176	$187,550
Denominator: weighted average common shares outstanding	14,637,238	14,429,972	14,604,933	14,424,724
Net income (loss) per share	$0.04	$(0.01)	$0.14	$0.01

DILUTED EPS
Net income (loss)	$630,832	$(198,252)	$2,097,176	$187,550
Denominator: weighted average common shares outstanding	14,637,238	14,429,972	14,604,933	14,424,724
Common equivalent shares outstanding:
Options	1,005,336	—	874,266	261,262
Total diluted shares	15,642,573	14,429,972	15,479,199	14,685,986
Net income (loss) per share	$0.04	$(0.01)	$0.14	$0.01

There were outstanding options to purchase an aggregate of 1,207,680 and 3,459,086 shares of the Company’s common stock for the three months ended June 30, 2010 and 2009, respectively, that were not included in the table above because they would be anti-dilutive.  There were outstanding options to purchase an aggregate of 1,253,993 and 2,705,647 shares of the Company’s common stock for the six months ended June 30, 2010 and 2009, respectively, that were not included in the table above because they would be anti-dilutive.

4.             Commitments and Contingencies

On June 8, 2007, we sent a letter to Sony Corporation (“Sony”) relating to the possible infringement of several SRS patents by Sony’s S-Force technology. Sony responded to the letter by filing a Complaint for Declaratory Relief in the U.S. District Court in the Southern District of New York on July 6, 2007. In November 2007, Sony and SRS entered into a standstill agreement for the purpose of conducting discussions towards an amicable resolution of the dispute, and the Complaint for Declaratory Relief was dismissed.  While the standstill agreement has expired, the parties continue to negotiate regarding this matter.  In October 2009, an independent third party hired to evaluate the Sony S-Force technology informed us that they had completed their evaluation based on the information provided by Sony.  Based on their study, they confirmed SRS’ position that the S-Force technology infringes our patents.  The basis for this infringement position has been provided to Sony for their review.  Sony has not agreed with the position of the independent third party.  SRS continues to evaluate its alternatives in this matter and cannot assure you that it will prevail in this dispute.  While SRS is currently in settlement negotiations with Sony, no assurance can be given that such settlement will be entered into on favorable terms, or at all.  As a result, SRS is unable to determine at this time the impact that this matter may have, if any, on its consolidated financial position, results of operations or cash flows.

From time to time, we may be involved in other litigation matters and disputes arising in the normal course of business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations.

5.             Segment Information

The Company operates in one reportable segment as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.  The following schedule presents the Company’s revenue by geographic area.  Licensing-related revenue is summarized based on the location of the licensee’s corporate headquarters.  For product and online sales, revenue is allocated to the United States.  The China region includes all licensees with their corporate headquarters located in mainland China.  The Asia Pacific region includes all licensees with their corporate headquarters located in Taiwan and Hong Kong. Substantially all of the Company’s revenues during the three and six months ended June 30, 2010 and 2009 were denominated in U.S. Dollars.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	%	2009	%	2010	%	2009	%
Geographic Area Revenue:
Korea	$3,385,582	47%	$2,794,662	55%	$7,030,664	45%	$5,554,680	52%
United States	1,641,150	23	1,105,622	22	3,834,449	25	2,014,106	18
Japan	1,018,623	14	673,046	14	2,443,532	16	1,918,207	18
Asia Pacific	496,655	7	68,325	1	943,441	6	213,766	2
China	475,395	7	345,683	7	939,133	6	877,091	8
Europe	143,625	2	68,190	1	355,203	2	181,688	2
Total	$7,161,030	100%	$5,055,528	100%	$15,546,422	100%	$10,759,538	100%

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1 and Level 2 and/or Level 3 during the three months ended June 30, 2010.  Financial assets carried at fair value as of June 30, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$15,680,996	$—	$—	$15,680,996
Total	$15,680,996	$—	$—	$15,680,996

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

During the three months ended June 30, 2010 and 2009, licensing revenues from the home entertainment market represented 58% and 69%, respectively, of our total revenues in such periods.  In the home entertainment market, our technologies have achieved broad market acceptance in the television sector.  We plan to continue to leverage our success in the television sector to expand our audio technologies into a variety of other consumer electronics devices, including PCs, mobile phones, portable media devices and automotive audio systems, but our technologies to date have only been incorporated in products representing only a small portion of the total market opportunity.  The consumer electronics market in general is characterized by rapid technological changes, short product life cycles, seasonality, significant price erosion and competition, any of which may impede our ability to gain broad market acceptance for our technologies in other consumer electronics devices.  Nonetheless, we plan to continue to seek other opportunities where we can continue to leverage our core technologies and expertise.  If we are able to successfully gain broad market share for our technologies in any other market, it could significantly improve our revenues and brand name recognition.

Critical Accounting Policies

Our critical accounting policies have been disclosed in our Form 10-K for the year ended December 31, 2009. Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited consolidated financial statements for the three and six months ended June 30, 2010 and 2009, which have been prepared in accordance with GAAP.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allow the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics devices and are therefore typically recognized by us following shipment of the devices by the OEM.  Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and were not material in the three months ended June 30, 2010 or 2009. We may offer customer support or license support programs in the form of assisting the licensee with implementing our technology into the manufactured products of the licensee to ensure that the licensee receives the maximum benefit from our technology.  Such customer support is not contractually mandated and generally provided on a discretionary basis to assist the customer and improve customer relations.  Such customer support generally does not extend past the time in which the licensed technology is placed in service or implemented in any given device by the licensee.   In this regard, any support services are not contractual and occur during a finite period prior to the sale or revenue recognition.

Our revenues were $7,161,030 for the three months ended June 30, 2010, compared to $5,055,528 for the three months ended June 30, 2009, an increase of $2,105,502 or 42%.  In the personal computer market, our total revenues increased by $751,469 in the current quarter, primarily due to revenues generated from new licensees, such as Elitegroup Computer Systems, and increased revenues due to increased volume from our existing customers, including Dell and AsusTek.  Revenues from the home entertainment market increased by $699,301 in the current quarter.  Within this market, revenues from televisions increased by $560,404 mainly due to increased royalties due to volume increases from existing licensees such as Samsung, due to increased demand for flat panel televisions.  We have not experienced a material change in our per unit license rates in the current periods other than volume pricing discounts provided pursuant to existing contractual obligations.  In the automotive market, revenues increased by $477,470 in the current quarter primarily due to higher revenues from our Japanese customers who provide line install, dealer option and aftermarket automotive audio systems to many of the significant Japanese automotive manufacturers.  Additionally, through our royalty compliance program, we were able to identify and collect approximately $175,490 of previously under reported royalties from a customer in the automotive  market segment. Revenues recovered pursuant to our royalty compliance program vary considerably from period to period.  Revenues in the personal telecommunications market increased by $159,954 in the current quarter primarily due to new licensees.

The following table presents our licensing revenues mix by market:

	Three Months Ended June 30,
	2010	2009
Home entertainment (TV, set top box)	58%	69%
PC (software, hardware)	18	10
Personal telecommunications (mobile phone, PDA)	12	13
Automotive	9	3
Portable media devices (digital media player, headphone)	3	5

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries and benefits, sales consultants’ fees and related expenses, sales commissions, tradeshow costs and costs associated with branding activities. Sales and marketing expenses were $3,221,144 for the three months ended June 30, 2010, compared to $2,711,351 for the same prior year period, an increase of $509,793 or 19%.  This increase was primarily related to payroll and related costs associated with the addition of seven sales and marketing personnel since June 30, 2009 and also due to increased commission and bonuses largely related to increased revenue and higher net income in the current quarter.  Additionally, the Company increased its participation in global tradeshows in the current period.  Included in sales and marketing expenses is share-based compensation expense of $168,594 and $131,101 for the three months ended June 30, 2010 and 2009, respectively.  We expect that sales and marketing expenses will continue to increase as we hire additional sales and marketing personnel to penetrate target markets and key regions in order to gain broad market share for our technologies and as we continue to increase our marketing efforts to cultivate and elevate the SRS brand globally.  As a percentage of total revenues, sales and marketing expenses decreased from 54% for the quarter ended June 30, 2009 to 45% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $1,826,118 for the three months ended June 30, 2010, compared to $1,189,517 for the same prior year period, an increase of $636,601 or 54%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring seventeen additional engineers since June 30, 2009.  Included in research and development expenses is share-based compensation expense of $135,238 and $111,096 for the three months ended June 30, 2010 and 2009, respectively.  We expect that research and development expenses will continue to increase in 2010 as we plan to continue to add to our research and development team in order to support our global licensees and continue to develop new leading audio technologies. As a percentage of total revenues, research and development expenses increased from 24% for the quarter ended June 30, 2009 to 26% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, attorneys’ fees, accounting fees, depreciation of the Company’s assets, patent amortization, and other professional fees. G&A expenses were $1,431,833 for the three months ended June 30, 2010, compared to $1,373,757 for the same prior year period, an increase of $58,076 or 4%.  This increase was primarily related to higher legal and other professional fees in the current period. Included in G&A expenses was share-based compensation expense of $241,927 and $238,766 for the three months ended June 30, 2010 and 2009, respectively.  As a percentage of total revenues, G&A expenses decreased from 27% for the quarter ended June 30, 2009 to 20% for the same period this year.

Other Income, Net

Other income, net consists primarily of interest income. Other income, net was $71,863 for the three months ended June 30, 2010, compared to $92,185 for the same prior year period, a decrease of $20,322 or 22%.  Our investment focus continues to be on asset protection of our cash, and as such we have invested our cash in low-risk, high liquidity investments such as fully insured certificates of deposits and assets backed by the United States Treasury.  We continue to monitor our cash assets to maximize our interest income while maintaining an acceptable level of risk.  The Company did not realize any losses on its investments in the current or prior year periods.

Income Taxes

Income tax expense for the three months ended June 30, 2010 was $23,095, compared to an income tax expense of $9,139 for the same prior year period.  The income tax provision consisted primarily of taxes paid on licensing revenues in the current quarter that were sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $725,711 and $501,513 for the three months ended June 30, 2010 and 2009, respectively, based on our assessment of the future estimated realization of such assets.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

Our revenues were $15,546,422 for the six months ended June 30, 2010, compared to $10,759,538 for the six months ended June 30, 2009, an increase of $4,786,884 or 44%.  In our home entertainment market, our total revenues increased by $2,455,951 in the six months ended June 30, 2010.  Within this market, flat panel revenue increased by $2,291,000 mainly due to increased revenue from Samsung due to increased volume shipments.  Our revenues from the personal computer market increased by $1,604,372, primarily due to revenue generated from new licensees and increased revenues due to increased volume from our existing customers.  In the automotive market, revenues increased by $523,196 primarily due to higher revenues from increased volume from our Japanese customers who provide line install, dealer option and aftermarket automotive audio systems to many of the significant Japanese automotive manufacturers.  Additionally, we were able to recover $180,653 in this market segment through our royalty compliance program in the six months ended June 30, 2010 compared to $51,360 in the six months ended June 30, 2009.  Our revenues in the personal telecommunications market increased by $217,787 in the current period due to increased revenues from new licensees such as Texas Instruments.

The following table presents our licensing revenues mix by market:

	Six Months Ended June 30,
	2010	2009
Home entertainment (TV, set top box)	63%	68%
PC (software, hardware)	16	9
Personal telecommunications (mobile phone, PDA)	11	13
Automotive	7	5
Portable media devices (digital media player, headphone)	3	5

Sales and Marketing

Sales and marketing expenses were $6,641,687 for the six months ended June 30, 2010, compared to $5,450,491 in the same prior year period, an increase of $1,191,196 or 22%.  This increase was primarily attributable to an increase in payroll and commissions and related costs, such as payroll taxes, benefits and recruitment associated with the addition of sales and marketing personnel since June 30, 2009.  We also increased participation and promotion at several trade shows, which resulted in an increase in such expenses of approximately $341,000 in the six months ended June 30, 2010.  Included in sales and marketing expenses is share-based compensation expense of $345,788 and $246,917 for the six months ended June 30, 2010 and 2009, respectively.  As a percentage of total revenues, sales and marketing expenses decreased from 51% for the six months ended June 30, 2009 to 43% for the same period this year.

Research and Development

Research and development expenses were $3,716,112 for the six months ended June 30, 2010, compared to $2,364,183 for the same prior year period, an increase of $1,351,929 or 57%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring seventeen additional engineers since June 30, 2009.  Included in research and development expenses is share-based compensation expense of $284,746 and $218,819 for the six months ended June 30, 2010 and 2009, respectively.  As a percentage of total revenues, research and development expenses increased from 22% for the six months ended June 30, 2009 to 24% for the same period this year.

General and Administrative

G&A expenses were $2,997,131 for the six months ended June 30, 2010, compared to $2,805,884 for the same prior year period, an increase of $191,247 or 7%. The increase was primarily attributable to an increase in accounting, legal and other professional fees. Included in G&A expenses is share-based compensation expense of $496,386 and $481,627 for the six months ended June 30, 2010 and 2009, respectively.  As a percentage of total revenues, G&A expenses decreased from 26% for the six months ended June 30, 2009 to 19% for the same period this year.

Other Income, Net

Other income, net was $101,502 for the six months ended June 30, 2010, compared to $196,818 for the same prior year period, a decrease of $95,316 or 94%. This decrease was primarily attributable to lower interest rates on the Company’s investments in the current period.

Income Taxes

Income tax expense was $31,463 and $14,075 for the six months ended June 30, 2010 and 2009, respectively. The income tax provision consisted primarily of taxes paid on licensing revenues in the current quarter that were sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $1,484,711 and $1,018,331 for the six months ended June 30, 2010 and 2009, respectively, based on our assessment of the future estimated realization of such assets.

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at June 30, 2010 consisted of cash, cash equivalents and short-and long-term investments of $42,324,996.  At June 30, 2010, we had cash and cash equivalents of $15,680,996, short-term investments of $12,383,000 and long-term investments of $14,261,000.  Cash and cash equivalents generally consist of cash, money market funds and treasury bills with original maturities of three months or less. The money market funds are primarily invested in U.S. government obligations.  Short-term investments consist of certificates of deposit with original maturities ranging from 6 to 12 months.  Long-term investments consist of certificates of deposit with maturities ranging from 18 to 24 months.  The cash and certificates of deposit are FDIC insured.  The Company has not experienced any losses on its cash and cash equivalents or its short and long-term investments in the current period.

Net cash provided by operating activities was $1,072,953 and $213,133 for the six months ended June 30, 2010 and 2009, respectively.  The increase in our cash flows from operating activities was primarily the result of net income of $2,097,176 during the six months ended June 30, 2010, compared to net income of $187,550 during the six months ended June 30, 2009.  This was offset by changes in our operating assets and liabilities specifically, an increase in our accounts receivable of $678,165 during the six months ended June 30, 2010 compared to an increase of $75,766 during the six months ended June 30, 2009.  The increase in accounts receivable during the six months ended June 30, 2010 was primarily due to increased revenues in the current quarter from new and existing licensees.

Net cash used in investing activities was $13,943,575 and $5,104,415 during the three months ended June 30, 2010 and 2009, respectively.  The increase in cash used by investing activities during the six months ended June 30, 2010 was attributable primarily to the purchase of long-term investments in the current period.  The Company expects to continue to invest in certificates of deposit with maturities ranging from 18 to 24 months.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Except as follows, there have been no material changes to the information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, the Company had $26.7 million in short and long-term investments held in certificates of deposit (“CDs”), all of which are federally insured.  The CDs has stated interest rates when purchased, and we plan to hold the CDs to maturity.  As of June 30, 2010, the Company has $15.7 million in cash and cash equivalents, primarily held in money market funds, which are invested in US government obligations, such as U.S. treasuries.  We have not realized any losses on any of our investments. We believe that we have limited our exposure to interest rate risk as a result of investing in only federally insured CDs and U.S. government obligations.  Because of the conservative nature of these investments, interest rate fluctuations and exposure to interest rate risk has been minimum and immaterial.

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

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during our second quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.  For an additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A. “Risk Factors.”

Item 1A. Risk Factors

You should carefully consider the risk factors described below, as well as the other information included in this Quarterly Report on Form 10-Q, and in our other filings with the SEC, prior to making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

We are exposed to risks in our licensing business related to product and customer concentration.

Currently, we generate a majority of our revenue in the home entertainment market, principally through the inclusion of SRS technology inside flat panel LCD and plasma televisions. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. Consumer spending on home entertainment products is subject to significant fluctuations, and there is significant price competition for such products. Retail prices for certain consumer electronics products that include our audio technology have decreased significantly, and we expect that this trend will continue for the foreseeable future. In addition, from time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenues. For the six months ended June 30, 2010 and 2009, Samsung accounted for approximately 40% and 42%, respectively, of our consolidated revenues. Our technology license agreements with Samsung and most of our other manufacturers do not obligate them to incorporate our technologies into any of their products or to continue to do business with us.  As a result, Samsung or the other manufacturers could develop their own technologies, use a competitor’s technologies or decide to exclude our audio rendering technology from their products altogether in an effort to reduce cost, either of which could adversely impact our revenues and profitability.  For example, during 2007, we were informed by Sony that they were no longer using our technology in the majority of their televisions.  The loss of any key customer in the future could have a material adverse affect on our financial condition and results of operations.

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

The digital audio, consumer electronics and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants

Certain of our current and potential competitors enjoy notable competitive advantages, including:

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

Our ability to compete may be affected by our ability to protect our proprietary information. We have filed numerous U.S. and foreign patent applications and to date have a number of issued U.S. and foreign patents covering various aspects of our technologies. We cannot guarantee that we will obtain any additional patents in the future, that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. It is possible that third parties may assert claims or initiate litigation against us or our customers with respect to existing or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights. Litigation in the technology industry is common.  Claims and litigation brought against us or initiated by us could be costly and time consuming and could divert our management from our business. The outcome of any litigation is uncertain and could require us to pay significant damages or could prevent us from licensing some or all of our technologies, which could significantly harm our business and results of operations.

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

Item 5. Other Information

One of our directors, Sam Yau, previously entered into a sales plan pursuant to Rule 10b5-1 (the “10b5-1 Plan”) promulgated under the Securities Exchange Act of 1934, as amended, pursuant to which sales are expected to commence in August 2010.  The 10b5-1 Plan covers the sale over the next eight months of up to an aggregate of 30,000 shares of the Company’s common stock issuable upon exercise of two stock options held by Mr. Yau, which expire in November 2010 and January 2011, respectively.  The shares covered by the 10b5-1 Plan will be sold if the price per share of our common stock reaches the amounts designated in the 10b5-1 Plan.

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

SRS LABS, INC., a Delaware corporation

Date: August 5, 2010	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2010	By:	/S/ ULRICH GOTTSCHLING
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