Form 10-Q
period 2010-09-30
SRS LABS INC
filed 2010-11-05
CIK 1016470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, 14,744,441 of the issuer’s common stock, par value $.001 per share, were outstanding.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2010

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,385,081	$27,988,164
Accounts receivable, net	2,091,474	179,114
Prepaid expenses and other current assets	1,122,492	1,147,151
Short-term investments	12,191,000	12,963,000
Total Current Assets	31,790,047	42,277,429

Long-term investments	14,261,000	538,000
Property and equipment, net	724,769	599,794
Intangible assets, net	2,877,244	2,702,160
Deferred income taxes, net	7,826,153	5,631,442
Total Assets	$57,479,213	$51,748,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$655,374	$583,157
Accrued liabilities	1,634,032	1,577,891
Deferred revenue	798,305	1,193,454
Total Current Liabilities	$3,087,711	$3,354,502

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 14,744,441 and 14,563,715 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	14,745	14,565
Additional paid-in capital	67,687,825	65,128,337
Accumulated deficit	(13,311,068)	(16,748,579)
Total Stockholders’ Equity	54,391,502	48,394,323
Total Liabilities and Stockholders’ Equity	$57,479,213	$51,748,825

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$8,609,140	$7,230,118	$24,155,562	$17,989,657
Cost of sales	63,965	67,858	228,320	202,032

Gross profit	8,545,175	7,162,260	23,927,242	17,787,625

Operating expenses:
Sales and marketing	3,387,781	2,852,165	10,029,468	8,089,263
Research and development	2,031,511	1,481,555	5,747,623	4,059,132
General and administrative	1,800,624	1,411,162	4,797,755	4,217,046
Total operating expenses	7,219,916	5,744,882	20,574,846	16,365,441

Operating income	1,325,259	1,417,378	3,352,396	1,422,184
Other income, net	78,042	82,724	179,544	279,543
Income before income taxes	1,403,301	1,500,102	3,531,940	1,701,727
Income taxes	62,966	25,088	94,429	39,163
Net income	$1,340,335	1,475,014	$3,437,511	$1,662,564

Net income per common share:
Basic	$0.09	$0.10	$0.23	$0.12
Diluted	$0.09	$0.10	$0.22	$0.11

Weighted average common shares used in the per share calculations:
Basic	14,705,275	14,627,089	14,638,748	14,439,228
Diluted	15,745,667	15,184,824	15,579,175	14,762,281

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2009	14,563,715	$14,565	$65,128,337	$(16,748,579)	$48,394,323
Proceeds from exercise of stock options	180,726	180	885,330	—	885,510
Share-based compensation	—	—	1,674,158	—	1,674,158
Net income	—	—	—	3,437,511	3,437,511

BALANCE, September 30, 2010	14,744,441	$14,745	$67,687,825	$(13,311,068)	$54,391,502

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$3,437,511	$1,662,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	694,891	511,560
Provision for doubtful accounts	—	60,000
Deferred taxes	(2,194,711)	(1,540,021)
Share-based compensation	1,674,158	1,430,339
Loss on disposition of property and equipment	—	14,626
Write-off of intangible assets	—	5,528
Changes in operating assets and liabilities:
Accounts receivable	(1,912,360)	(742,204)
Prepaid expenses and other current assets	24,659	(317,094)
Accounts payable	72,217	239,091
Accrued liabilities	56,141	400,293
Deferred revenue	(395,149)	(340,969)
Net cash provided by operating activities	1,457,357	1,383,713

Cash Flows from Investing Activities:
Purchase of short-term and long-term investments	(15,822,000)	(5,665,000)
Proceeds from sale of short-term investments	2,871,000	—
Proceeds from sale of property and equipment	—	17,600
Purchase of property and equipment	(336,643)	(235,856)
Expenditures related to intangible assets	(658,307)	(535,515)
Net cash used in investing activities	(13,945,950)	(6,418,771)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	885,510	229,940
Net cash provided by financing activities	885,510	229,940

Net Decrease in Cash and Cash Equivalents	(11,603,083)	(4,805,118)
Cash and Cash Equivalents, Beginning of Period	27,988,164	31,599,087
Cash and Cash Equivalents, End of Period	$16,385,081	$26,793,969

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$2,164,050	$1,539,570

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value because of interest rates. Cash and cash equivalents generally consist of cash, money market funds and instruments with original maturities of three months or less when purchased.  The Company places its cash in banks and its cash and cash equivalents and money market funds at certain financial institutions in excess of amounts insured by federal agencies.  The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.  The Company performs periodic evaluations of the relative credit standing of these financial institutions.  The Company has not experienced any losses on its cash and cash equivalents.

Short-term and Long-term Investments

Short-term investments consist of certificates of deposit and U.S. treasury bills that mature within one year.  Long-term investments consist of certificates of deposit with maturities ranging from eighteen to twenty-four months.  All of the certificates of deposit are fully FDIC insured. The Company has not experienced any losses on its short and long-term investments.

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

Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and were not material in the three and nine month periods ended September 30, 2010 or 2009. The Company may offer customer support or license support programs in the form of assisting the licensee with implementing the Company’s technology into the manufactured products of the licensee to ensure that the licensee receives the maximum benefit from the Company’s technology.  Such customer support is not contractually mandated and is generally provided on a discretionary basis to assist the customer and to improve customer relations.  Such customer support generally does not extend past the time in which the licensed technology is placed in service or implemented in any given device by the licensee.  In this regard, any support services occur during a finite period prior to the sale or revenue recognition.

Customer Concentrations

For the three months ended September 30, 2010 and 2009, one customer, Samsung, accounted for approximately 33% and 32%, respectively, of our revenues.  For the nine months ended September 30, 2010 and 2009, one customer, Samsung, accounted for approximately 37% and 38%, respectively, of our revenues.  The revenue from Samsung is derived from multiple technology license agreements with various divisions of Samsung.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current presentation.

Income Taxes

The Company currently has net operating loss carryforwards and tax credits to offset income taxes.  As a result of the California extension of  the suspension of the use of net operating loss carryforwards to offset state income taxes, the Company has recognized additional state income tax in the current period.    Due to our licensees being located in foreign countries, they may be obligated to withhold foreign taxes based upon local and country requirements of the taxing authority.  Refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for additional disclosure in this regard.

2.             Intangible Assets

Intangible assets consist of the following:

	September 30, 2010	December 31, 2009
Patents	$4,393,715	$4,100,363
Accumulated amortization	(2,314,597)	(2,072,763)
Patents, net	2,079,118	2,027,600
Other intangibles	1,856,532	1,491,579
Accumulated amortization	(1,058,406)	(817,019)
Other intangibles, net	798,126	674,560
Intangible assets, net	$2,877,244	$2,702,160

Amortization expense associated with our intangibles was $181,070 and $125,958 in the three months ended September 30, 2010 and 2009, respectively, and $483,233 and $365,134 in the nine months ended September 30, 2010 and 2009, respectively.  Amortization expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

3.             Net Income Per Common Share

Basic net income per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income per common share reflects the maximum dilution, based on the average price of the Company’s common stock during each period, and is computed similar to basic net income per common share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options and warrants had been exercised.

Basic and diluted net income per share are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
BASIC EPS
Net income	$1,340,335	$1,475,014	$3,437,511	$1,662,564
Denominator: weighted average common shares outstanding	14,705,275	14,627,089	14,638,748	14,439,228
Net income per share	$0.09	$0.10	$0.23	$0.12

DILUTED EPS
Net income	$1,340,335	$1,475,014	$3,437,511	$1,662,564
Denominator: weighted average common shares outstanding	14,705,275	14,627,089	14,638,748	14,439,228
Common equivalent shares outstanding:
Options	1,040,392	557,735	940,427	323,052
Total diluted shares	15,745,667	15,184,824	15,579,175	14,762,281
Net income per share	$0.09	$0.10	$0.22	$0.11

For the three months ended September 30, 2010 and 2009, there were outstanding options to purchase an aggregate of 1,335,940 and 976,507 shares, respectively, of the Company’s common stock, respectively, that were not included in the table above because they would be anti-dilutive.  For the nine months ended September 30, 2010 and 2009, there were outstanding options to purchase an aggregate of 1,373,640 and 2,352,137 shares, respectively, of the Company’s common stock that were not included in the table above because they would be anti-dilutive.

4.             Commitments and Contingencies

On June 8, 2007, we sent a letter to Sony Corporation (“Sony”) relating to the possible infringement of several SRS patents by Sony’s S-Force technology. Sony responded to the letter by filing a Complaint for Declaratory Relief in the U.S. District Court in the Southern District of New York on July 6, 2007. In November 2007, Sony and SRS entered into a standstill agreement for the purpose of conducting discussions towards an amicable resolution of the dispute, and the Complaint for Declaratory Relief was dismissed.  Effective September 9, 2010, we entered into a Settlement Agreement (the “Agreement”) with Sony relating to the SRS patents at issue (“Licensed Patents”).  Pursuant to the Agreement, in exchange for the payment of $900,000, SRS agreed to grant to Sony and its subsidiaries a non-transferable, non-assignable, irrevocable, non-exclusive, fully paid-up worldwide license to the Licensed Patents with respect to  Sony’s and/or its subsidiaries’ products incorporating any proprietary audio technology designed by Sony and/or its subsidiaries prior to the date of the Agreement or within three years after the date of the Agreement, including modifications, derivations or enhancements thereof..  The Agreement is intended to resolve all disputes between the parties based upon the Licensed Patents and includes a release by SRS of Sony and its subsidiaries from any and all claims under the Licensed Patents with respect to the Licensed Products.  The Company recognized all of the settlement amount in the three months ended September 30, 2010.

From time to time, we may be involved in litigation matters and disputes arising in the normal course of business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations.

5.             Segment Information

The Company operates in one reportable segment as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.  The following schedule presents the Company’s revenue by geographic area.  Licensing-related revenue is summarized based on the location of the licensee’s corporate headquarters.  For product and online sales, revenue is allocated to the United States.  The China region includes all licensees with their corporate headquarters located in mainland China.  The Asia Pacific region includes all licensees with their corporate headquarters located in Taiwan and Hong Kong. Substantially all of the Company’s revenues during the three and nine months ended September 30, 2010 and 2009 were denominated in U.S. Dollars.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	%	2009	%	2010	%	2009	%
Geographic Area Revenue:
Korea	$3,535,925	41%	$2,759,986	38%	$10,566,589	44%	$8,314,666	46%
United States	1,920,158	22	2,228,614	31	5,754,606	24	4,242,720	24
Asia Pacific	809,185	10	155,657	2	1,752,626	7	369,424	2
Japan	1,694,454	20	1,688,919	24	4,137,986	17	3,607,127	20
China	539,146	6	299,057	4	1,478,280	6	1,176,148	6
Europe	110,272	1	97,885	1	465,475	2	279,572	2
Total	$8,609,140	100%	$7,230,118	100%	$24,155,562	100%	$17,989,657	100%

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the three months ended September 30, 2010.  Financial assets carried at fair value as of September 30, 2010 are classified below:

	Level 1	Level 2	Level 3	Total

Money market funds	$15,491,922	$—	$—	$15,491,922

Total	$15,491,922	$—	$—	$15,491,922

7.             Revolving Line of Credit

On August 12, 2010, we entered into a Revolving Credit Agreement (collectively with the Revolving Credit Note and related documents, the “Loan Documents”) with U.S. Bank N.A. (the “Bank”).  The Loan Documents provide the Company with a $5.0 million revolving line of credit, which is available until June 30, 2011, to be used for working capital purposes.  Interest on borrowed amounts under the revolving line of credit is payable monthly at one of the following rates selected by the Company (and upon notice to the Bank as required by the Loan Documents):  (i) the prime rate announced by the Bank from time to time minus 1.00% or (ii) 2.00% plus the 1, 2, 3, 6 or 12 month LIBOR rate quoted by the Bank or any successor thereto.  The revolving credit agreement contains various covenants, the more significant of which require us to maintain a minimum fixed charge coverage ratio and certain levels of liquid assets. We were in compliance with all of the Bank’s covenants as of September 30, 2010. In addition, the Company is obligated to pay an unused line fee of 0.25% per annum, payable quarterly in arrears, applied to the unused portion of the revolving line of credit.  As of September 30, 2010, the Company has not borrowed from the revolving line of credit.

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

During the three months ended September 30, 2010 and 2009, licensing revenues from the home entertainment market represented 66% and 70%, respectively, of our total revenues in such periods.  In the home entertainment market, our technologies have achieved broad market acceptance in the television sector.  We plan to continue to leverage our success in the television sector to expand our audio technologies into a variety of other consumer electronics devices, including PCs, mobile phones, portable media devices and automotive audio systems, but our technologies to date have only been incorporated in products representing only a small portion of the total market opportunity.  The consumer electronics market in general is characterized by rapid technological changes, short product life cycles, seasonality, significant price erosion and competition, any of which may impede our ability to gain broad market acceptance for our technologies in other consumer electronics devices.  Nonetheless, we plan to continue to seek other opportunities where we can continue to leverage our core technologies and expertise.  If we are able to successfully gain broad market share for our technologies in any other market, it could significantly improve our revenues and brand name recognition.

Critical Accounting Policies

Our critical accounting policies have been disclosed in our Form 10-K for the year ended December 31, 2009. Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited consolidated financial statements for the three and nine months ended September 30, 2010 and 2009, which have been prepared in accordance with GAAP.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allows the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics devices and are therefore typically recognized by us following shipment of the devices by the OEM.  Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the

Internet.  Revenues associated with those sales are recognized upon shipment and were not material in the three and nine month periods ended September 30, 2010 or 2009. We may offer customer support or license support programs in the form of assisting the licensee with implementing our technology into the manufactured products of the licensee to ensure that the licensee receives the maximum benefit from our technology.  Such customer support is not contractually mandated and generally provided on a discretionary basis to assist the customer and improve customer relations.  Such customer support generally does not extend past the time in which the licensed technology is placed in service or implemented in any given device by the licensee.   In this regard, any support services are not contractual and occur during a finite period prior to the sale or revenue recognition.

Our revenues were $8,609,140 for the three months ended September 30, 2010, compared to $7,230,118 for the three months ended September 30, 2009, an increase of $1,379,022 or 19%.  Revenues from the home entertainment market increased by $631,764 in the current quarter.  Within this market, revenues from televisions increased by $781,397 mainly due to increased royalties due to volume increases from existing licensees such as Samsung, due to increased demand for flat panel televisions and, to a lesser extent, due to a new license agreement with Top Victory.  This was offset by a decrease in set top box revenues.  Included in home entertainment market revenue for the three months ended September 30, 2010 is $900,000 settlement payment pursuant to the Agreement with Sony described in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.  Additionally, we recognized approximately $299,715 and $950,000 of previously under reported royalties in the three months ended September 30, 2010 and 2009, respectively, from certain customers in the home entertainment market segment. In the personal computer market, our total revenues increased by $353,745 in the current quarter, primarily due to revenues generated from Elitegroup Computer Systems, a new licensee, and increased revenues due to increased volume from our existing customers, including AsusTek.  In the automotive market, revenues increased by $324,401 in the current quarter primarily due to higher revenues from our Japanese customers who provide line install, dealer option and aftermarket automotive audio systems to many of the significant Japanese automotive manufacturers.  Revenues in the personal telecommunications market increased by $137,447 in the current quarter primarily due to new licensees.  Revenues in the portable media devices market decreased by $93,335 primarily due to decreased revenues from MP3 players.  Overall, we have not experienced a material change in our per unit license rates in the current periods other than volume pricing discounts provided pursuant to existing contractual obligations.

The following table presents our licensing revenues mix by market:

	Three Months Ended September 30,
	2010	2009
Home entertainment (TV, set top box)	66%	70%
PC (software, hardware)	15	12
Personal telecommunications (mobile phone, PDA)	10	10
Automotive	7	4
Portable media devices (digital media player, headphone)	2	4

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries and benefits, sales consultants’ fees and related expenses, sales commissions, tradeshow costs and costs associated with branding activities. Sales and marketing expenses were $3,387,781 for the three months ended September 30, 2010, compared to $2,852,165 for the same prior year period, an increase of $535,616 or 19%.  This increase was primarily related to payroll and related costs associated with the addition of eight sales and marketing personnel since September 30, 2009 and to a lesser extent due to increased commission and bonuses largely related to increased revenue in the current quarter.  Included in sales and marketing expenses is share-based compensation expense of $167,069 and $134,804 for the three months ended September 30, 2010 and 2009, respectively.  We expect that sales and marketing expenses will continue to increase as we hire additional sales and marketing personnel to penetrate target markets and key regions in order to gain broad market share for our technologies and as we plan to continue to increase our marketing efforts to cultivate and elevate the SRS brand globally.  As a percentage of total revenues, sales and marketing expenses remained consistent at 39% for the quarter ended September 30, 2009 and for the same period this year.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies, and consulting fees. Research and development expenses were $2,031,511 for the three months ended September 30, 2010, compared to $1,481,555 for the same prior year period, an increase of $549,956 or 37%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring twelve additional engineers since September 30, 2009.  Included in research and development expenses is share-based compensation expense of $132,165 and $114,949 for the three months ended September 30, 2010 and 2009, respectively.

We expect that research and development expenses will continue to increase in 2010 as we plan to continue to add to our research and development team in order to support our global licensees and continue to develop new leading audio technologies. As a percentage of total revenues, research and development expenses increased from 20% for the quarter ended September 30, 2009 to 24% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, attorneys’ fees, accounting fees, depreciation of the Company’s assets, patent amortization, and other professional fees. G&A expenses were $1,800,624 for the three months ended September 30, 2010, compared to $1,411,162 for the same prior year period, an increase of $389,462 or 28%.  Included in G&A expenses was share-based compensation expense of $248,003 and $233,224 for the three months ended September 30, 2010 and 2009, respectively.  As a percentage of total revenues, G&A expenses increased from 20% for the quarter ended September 30, 2009 to 21% for the same period this year.

Other Income, Net

Other income, net consists primarily of interest income. Other income, net was $78,042 for the three months ended September 30, 2010, compared to $82,724 for the same prior year period, a decrease of $4,682 or 6%.  Our investment focus continues to be on asset protection of our cash, and as such we have primarily invested our cash in low-risk, high liquidity investments such as fully insured certificates of deposits and assets backed by the United States Treasury.  We continue to monitor our cash assets to maximize our interest income while maintaining an acceptable level of risk.  The Company did not realize any losses on its investments in the current or prior year periods.

Income Taxes

 Income tax expense for the three months ended September 30, 2010 was $62,966, compared to $25,088 for the same prior year period.  The income tax provision consisted primarily of taxes paid on licensing revenues in the current quarter that were sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $710,000 and $521,690 for the three months ended September 30, 2010 and 2009, respectively, based on our assessment of the future estimated realization of such assets.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

Our revenues were $24,155,562 for the nine months ended September 30, 2010, compared to $17,989,657 for the nine months ended September 30, 2009, an increase of $6,165,906 or 34%.  In our home entertainment market, our total revenues increased by $3,087,715 in the nine months ended September 30, 2010.  Within this market, flat panel television revenue increased by $3,072,397 mainly due to increased shipments by Samsung and to a lesser extent increased shipments by other existing customers.  Included in home entertainment market revenue for the nine months ended September 30, 2010 is $900,000 from the Settlement Agreement with Sony.  Additionally, we recognized approximately $970,133 and $1,415,626 of previously under reported royalties in the three months ended September 30, 2010 and 2009, respectively, from customers in the home entertainment market segment.  Our revenues from the personal computer market increased by $1,958,118, primarily due to increased volume shipments from our existing customers, such as AsusTek.  In the automotive market, revenues increased by $847,597 primarily due to higher revenues from increased volume from our Japanese customers who provide line install, dealer option and aftermarket automotive audio systems to many of the significant Japanese automotive manufacturers.  Our revenues in the personal telecommunications market increased by $355,234 in the current period due to increased revenues from new licensees.  Revenues in the portable media devices market decreased by $107,758 primarily due to decreased revenues from MP3 players offset by increased revenues from docking stations.

The following table presents our licensing revenues mix by market:

	Nine Months Ended September 30,
	2010	2009
Home entertainment (TV, set top box)	64%	69%
PC (software, hardware)	16	10
Personal telecommunications (mobile phone, PDA)	10	12
Automotive	7	5
Portable media devices (digital media player, headphone)	3	4

Sales and Marketing

Sales and marketing expenses were $10,029,468 for the nine months ended September 30, 2010, compared to $8,089,263 in the same prior year period, an increase of $1,940,205 or 24%.  This increase was primarily attributable to an increase in payroll and commissions and related costs, such as payroll taxes, benefits and recruitment associated with the addition of eight sales and marketing personnel since September 30, 2009.  We also increased participation and promotion at several trade shows, which resulted in an increase in such expenses of approximately $250,000 in the nine months ended September 30, 2010.  Included in sales and marketing expenses is share-based compensation expense of $512,858 and $381,721 for the nine months ended September 30, 2010 and 2009, respectively.  As a percentage of total revenues, sales and marketing expenses decreased from 45% for the nine months ended September 30, 2009 to 42% for the same period this year.

Research and Development

Research and development expenses were $5,747,623 for the nine months ended September 30, 2010, compared to $4,059,132 for the same prior year period, an increase of $1,688,491 or 42%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring twelve additional engineers since September 30, 2009.  Included in research and development expenses is share-based compensation expense of $416,911 and $333,768 for the nine months ended September 30, 2010 and 2009, respectively.  As a percentage of total revenues, research and development expenses increased from 23% for the nine months ended September 30, 2009 to 24% for the same period this year.

General and Administrative

G&A expenses were $4,797,755 for the nine months ended September 30, 2010, compared to $4,217,046 for the same prior year period, an increase of $580,709 or 14%. Included in G&A expenses is share-based compensation expense of $744,389 and $714,851 for the nine months ended September 30, 2010 and 2009, respectively.  As a percentage of total revenues, G&A expenses decreased from 23% for the nine months ended September 30, 2009 to 20% for the same period this year.

Other Income, Net

Other income, net was $179,544 for the nine months ended September 30, 2010, compared to $279,543 for the same prior year period, a decrease of $99,999 or 36%. This decrease was primarily attributable to lower interest rates on the Company’s investments in the current period.

Income Taxes

Income tax expense was $94,429 and $39,163 for the nine months ended September 30, 2010 and 2009, respectively. The income tax provision consisted primarily of taxes paid on licensing revenues in the current quarter that were sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $2,194,711 and $1,540,021 for the nine months ended September 30, 2010 and 2009, respectively, based on our assessment of the future estimated realization of such assets.

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at September 30, 2010 consisted of cash, cash equivalents and short-and long-term investments of $42,837,081.  At September 30, 2010, we had cash and cash equivalents of $16,385,081, short-term investments of $12,191,000 and long-term investments of $14,261,000.  Cash and cash equivalents generally consist of cash and money market funds with original maturities of three months or less. The money market funds are primarily invested in U.S. government obligations.  Short-term investments consist of certificates of deposit and treasury bills with original maturities ranging from 6 to 12 months.  Long-term investments consist of certificates of deposit with maturities ranging from 18 to 24 months.  The cash and certificates of deposit are FDIC insured.  The Company has not experienced any losses on its cash and cash equivalents or its short and long-term investments in the current period.

Net cash provided by operating activities was $1,457,357 and $1,383,713 for the nine months ended September 30, 2010 and 2009, respectively.  The increase in our cash flows from operating activities was primarily the result of net income of $3,437,511 during the nine months ended September 30, 2010, compared to net income of $1,662,564 during the nine months ended September 30, 2009.  This was offset by changes in our operating assets and liabilities specifically, an increase in our accounts receivable of $1,912,360 during the nine months ended September 30, 2010 compared to an increase of $742,204 during the nine months ended September 30, 2009.  The increase in accounts receivable during the nine months ended September 30, 2010 was primarily due to timing of payments and increased revenues in the current quarter from new and existing licensees, as well as the settlement payment due from Sony pursuant to the Agreement described in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.

Net cash used in investing activities was $13,945,950 and $6,418,771 during the nine months ended September 30, 2010 and 2009, respectively.  The increase in cash used by investing activities during the nine months ended September 30, 2010 was attributable primarily to the purchase of short and long-term investments in the current period.  The Company expects to continue to primarily invest in certificates of deposit with maturities ranging from 6 to 24 months.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Except as follows, there have been no material changes to the information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. As of September 30, 2010, the Company had $24.5 million in short and long-term investments held in certificates of deposit (“CDs”), all of which are federally insured.  The CDs had stated interest rates when purchased, and we plan to hold the CDs to maturity.  As of September 30, 2010, the Company has $16.4 million in cash and cash equivalents, primarily held in money market funds, which are invested in U.S. government obligations, such as U.S. treasuries and $2.0 million held in treasury bills.  We have not realized any losses on any of our investments in the current or prior year periods. We believe that we have limited our exposure to interest rate risk as a result of investing in only federally insured CDs and U.S. government obligations.  Because of the conservative nature of these investments, interest rate fluctuations and exposure to interest rate risk has been minimal and immaterial.

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

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during our third quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Currently, we generate a majority of our revenue in the home entertainment market, principally through the inclusion of SRS technology inside flat panel LCD and plasma televisions. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. Consumer spending on home entertainment products is subject to significant fluctuations, and there is significant price competition for such products. Retail prices for certain consumer electronics products that include our audio technology have decreased significantly, and we expect that this trend will continue for the foreseeable future. In addition, from time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenues. For the nine months ended September 30, 2010 and 2009, Samsung accounted for approximately 37% and 38%, respectively, of our consolidated revenues. Our technology license agreements with Samsung and most of our other manufacturers do not obligate them to incorporate our technologies into any of their products or to continue to do business with us.  As a result, Samsung or the other manufacturers could develop their own technologies, use a competitor’s technologies or decide to exclude our audio rendering technology from their products altogether in an effort to reduce cost, any of which could adversely impact our revenues and profitability.  For example, during 2007, we were informed by Sony that they were no longer using our technology in the majority of their televisions.  The loss of any key customer in the future could have a material adverse affect on our financial condition and results of operations.

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

We may pursue acquisitions in the future, which could result in integration and assimilation challenges, be expensive and dilutive to existing stockholders, result in unanticipated accounting charges and expenses, or otherwise adversely affect our results of operations.

We may in the future pursue acquisitions of businesses, assets or technologies to enhance our technological capabilities, to complement our existing product offerings or to improve our market position. We may not be able to identify or consummate future acquisitions or realize the desired benefit from these acquisitions.  We face several challenges in the integration of acquisitions that could disrupt our ongoing business and distract our management team, including the inability to successfully integrate the acquired technologies, the management team of the acquired company or diverse corporate cultures.  Acquisitions may also require us to enter into a geographic market or business segment in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation or relationship with our customers and increase our expenses. These challenges are magnified as the size of the acquisition increases. Acquisitions can also result in increased dilution to our existing stockholders or increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and other unanticipated costs and charges.  In addition, we may record goodwill and other purchased intangible assets in connection with an acquisition and may incur impairment charges in the future.

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

SRS LABS, INC., a Delaware corporation

Date: November 4, 2010	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2010	By:	/S/ ULRICH GOTTSCHLING
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