Form 10-K
period 2010-12-31
SRS LABS INC
filed 2011-02-22
CIK 1016470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number: 0-21123

SRS LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0714264
(State of incorporation)	(I.R.S. Employer Identification No.)

2909 Daimler Street, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

(949) 442-1070

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The NASDAQ Stock Market LLC
(NASDAQ Global Market)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $108,889,731 (computed using the closing price of $9.15 per share of common stock on such date, as reported by The NASDAQ Stock Market). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 2, 2011, 14,862,325 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held in 2011 are incorporated by reference in Part III of this Form 10-K.

SRS LABS, INC.

Annual Report on Form 10-K

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc., its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc., Shanghai Representative Office of SRS Labs, Inc, and SRS Labs Japan, KK. Circle Surround®, Circle Surround II™, CS Auto™, SRS CS Auto DX™, Circle Surround Automotive™, Circle Surround Automotive DX™ and SRS 5.1 Surround Sound™, SRS WOW®, SRS WOW XT™, SRS WOW HD™, SRS TruBass®, SRS FOCUS®, SRS Headphone™, SRS Dialog Clarity™, SRS TruSurround®, SRS TruSurround XT™, TruSurround HD™, SRS 3D®, SRS Auto™, VIP™, TruSurround HD4™, CircleCinema™, iWOW™, SRS Headphone 360™, SRS Premium Sound™, SRS TruChat™, SRS TruGaming™, SRS TruMedia™, SRS TruTools™, SRS TruVoice™, TruVolume™, TruThunder™, SRS TruSpeak™, Cinema Sound™, SRS Noise Reduction™, SRS Audio Sandbox®, SRS Headphone Pro® , MyVolume™, SRS HD Audio Lab™, SRS Sound™, SRS StudioSound™, SRS StudioSound HD™, SRS TheaterSound™, SRS TRuEQ™ and TruCircle™ are our U.S. trademarks. All other trademarks and trade names appearing are the property of their respective owners.

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

Our operations are conducted through SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company), Shanghai Representative Office of SRS Labs, Inc. (a Chinese company) and SRS Labs Japan, KK (a Japanese company). Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), software providers and semiconductor companies.  We also sell and market stand-alone software and hardware products through the Internet.

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

Our Products and Technologies

Our licensing business is focused on developing and marketing audio rendering, voice and surround sound technologies and solutions to OEMs, ODMs, semiconductor manufacturers, and software providers in the home entertainment, personal computers, personal telecommunications, automotive, portable media devices and broadcast markets. Our portfolio of licensable technologies includes a wide range of advanced technologies and proprietary techniques for the processing and delivery of audio, voice and surround sound, including the following:

•      Surround Sound— Our surround sound technologies include SRS TruSurround XT, TruSurround HD, TruSurround HD4, Circle Surround, Circle Surround II, Circle Surround Automotive, Circle Surround Automotive DX and SRS 5.1 Surround Sound, featuring the CircleSurround engine, for streaming content in surround.  Circle Surround, is a complete encoding and decoding format. Circle Surround encoding enables the distribution of up to 6.1 channels of audio over existing two-channel carriers such as digital media files, standard definition and high-definition television, FM radio and CDs. Circle Surround decoding decodes Circle Surround encoded material for multi-channel playback or creates up to 6.1 channels of audio from older formats of material, including mono, stereo, 4-channel surround or other matrix surround formats.

•      Audio Rendering— Our audio rendering technologies optimize device audio output and enable the presentation of 3D and multichannel audio content over two speakers. These technologies include the ability to render 5.1 multichannel content over two speakers, to create a wider sound stage for more natural audio, to improve the perceived bass response in small speakers, to dynamically position audio sources in a virtual 3D space using headphones, and to reposition the audio image for non-optimally placed speakers. Our audio rendering technologies include SRS WOW, SRS WOW XT, SRS WOW HD, SRS 3D Sound, SRS TruBass, SRS FOCUS, SRS TruGaming (Xspace 3D), SRS Headphone, SRS DialogClarity, SRS CircleCinema 3D, and SRS TruVolume. TruVolume is the de facto industry standard for volume leveling in the TV and set-top-box applications, effectively eliminating the volume fluctuations between programming and commercials as well as during channel changing.

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

•      Solution Suites— Our solution suites combine several of our technologies in order to deliver a comprehensive, easier to deploy package of post processing audio enhancement products. Solution suites also enable us to impact the performance of the OEM products by employing multiple technologies and techniques to enhance and control the overall audio fidelity and performance of the product. Our solution suites include SRS Premium Sound, SRS Premium Sound HD, SRS Premium Sound 3D, SRS TheaterSound 3D, SRS Premium Voice, and SRS Premium Voice Pro for personal computers, SRS TruMedia, SRS TruMedia HD, SRS TruVoice, and SRS TruTools for mobile phones, and SRS StudioSound HD and SRS TheaterSound for home entertainment products among others.

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

Our Customers and Markets

We license our technologies both in the United States and internationally. The following table presents our revenue by geographic area. Licensing-related revenue is summarized based on the location of the licensee’s corporate headquarters. For standalone software and hardware product and online sales, revenue is allocated to the United States. In 2008, the Greater China region was broken down into the China and Asia Pacific region. The China region includes all licensees with their corporate headquarters located in mainland China.  The Asia Pacific region includes all licensees with their corporate headquarters located in Taiwan and Hong Kong.

	Years Ended December 31,
	2010	%	2009	%	2008	%
Geographic Area Revenue:
Korea	$13,691,746	44%	$11,551,403	46%	$9,624,459	52%
United States	7,465,114	24	6,440,033	26	1,744,502	10
Japan	4,930,915	16	4,375,139	17	5,357,286	29
Asia Pacific	2,482,756	8	647,220	3	430,598	2
China	2,033,444	6	1,548,496	6	838,754	5
Europe	616,414	2	402,286	2	337,079	2
Total	$31,220,389	100%	$24,964,577	100%	$18,332,678	100%

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

The following chart shows the percentage of our licensing revenue we received in 2010 and 2009 from each of these markets.

2010	2009

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Years Ended December 31,
	2010	%	2009	%
Geographic Area:
United States	$593,010	88%	$539,937	90%
International	79,210	12	59,857	10
Total	$672,220	100%	$599,794	100%

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

Televisions.  Our audio technologies and solution suites are widely used by television manufacturers as a solution to audio challenges that manufacturers encounter in today’s flat panel television designs and/or as a differentiating feature. As television makers continue to migrate to models with thinner digital displays, they are finding that they have less room for speakers, which may compromise the overall audio quality of the television. We provide manufacturers with patented solutions for accurately presenting surround sound, improving bass response, increasing dialog clarity, improving volume consistencies among channels and programming, and creating a more natural sound stage. These solutions improve the audio quality of the television set without the expense of additional hardware or designing for larger speakers.  Our technologies suited for televisions are currently licensed by companies such as, Samsung, VIZIO, LG, Sharp, and Funai.

Set-top Boxes.  Although STBs receive and present surround sound content, they are typically connected to televisions with two-channel speakers. Our TruVolume technology serves as our lead technology in the STB category as it creates a level volume user experience to offset level fluctuations during channel changes, changes among different input devices and changes between the program and commercial. Additionally, our SRS surround sound technology creates a surround sound experience over any existing two-speaker system, including the internal speakers of a television. This technology also creates a virtual surround experience from stereo material.   Our technologies suited for STBs are currently licensed by companies such as EchoStar and Numericable.

Personal Computers

Personal computers (“PCs”), especially mobile PCs such as laptops, notebooks and the new genre of Ultra Mobile Devices (also known as net books and tablets) have become very popular as more users utilize their PCs as their main entertainment device at home or on the go. At home, PCs are often used as media hubs. PC users can enjoy and manage collections of music and movies, along with downloaded and recorded television programming. This content is now being distributed through the home using networked media adapter products. Throughout these systems, there is a need for optimizing playback on the computer speakers, presenting a closer assimilation to a typical home theater experience, including transmitting surround sound around the home and enjoying content playback on headphones. On the go, users have to rely on the audio output capabilities of their PCs which are often inadequate given the inherent challenges in today’s tiny PC enclosures. We believe our technology solutions are well positioned to fill the need to deliver better sound, with deeper bass, clarity and volume.  Our SRS Premium Sound and SRS Premium Voice suites (and related suites) address many of the usage cases above, overcoming related challenges and limitations.  Our technologies suited for PCs are currently licensed by companies such as Dell, Hewlett Packard, LG, Samsung, and AsusTek.

Personal Telecommunications

We provide the personal telecommunications market (mobile phones) with both voice and audio rendering technologies and solution suites. Given the growth of smart and featured phones, more mobile phones are incorporating advanced audio and multimedia features and functionality at a rapid pace. New services include digital music downloads, streaming audio and video content, gaming, and television viewing. Our solutions are focused on the specific needs in the mobile market which have not previously been addressed. For example, our technologies deliver upon needs like voice intelligibility in noisy environments, louder speaker performance, clarity of dialog in video content, poor bass-response of small speakers, hampered stereo imaging in narrowly spaced speakers, and 3D positioning audio for interactive gaming. We believe we can leverage our strong presence in the home entertainment market and our suite of voice technologies to provide good opportunities for growth in the personal telecommunications market.  Our technologies are licensed by telecommunications companies such as Samsung, HTC, and NEC.

Automotive

We have invested in research to create solutions specific to the needs of the automotive market. Within vehicles, audio and video content is played from multiple sources and then presented on both speakers and headphones. Stereo content from sources like CDs, MP3 players, mobile television and radio needs to be presented on multiple speakers in the car, some of which may not be optimally placed and may not have strong bass response. Surround sound content from DVDs, radio and downloaded music needs to be rendered on both car speakers and on rear-seat headphones with a maximum sweet spot. Our automotive solutions such as SRS CS Auto, SRS CS Auto DX, SRS Focus and SRS TruSurround XT address these needs and provide manufacturers in this segment with a fully tunable solution. Our technologies are currently licensed by companies such as Fujitsu-ten, Panasonic, Clarion and Kenwood and used on automobiles manufactured by companies such as Toyota, Subaru, Nissan, and Honda.

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

Customer Concentration

For fiscal year 2010, 2009, and 2008, Samsung and its affiliates accounted for approximately 38%, 39%, and 42%, respectively, of our consolidated revenues.  Given the significant amount of revenues derived from Samsung, the loss of that customer or the uncollectibility of related receivables could have a material adverse effect on our consolidated financial condition and consolidated results of operations.

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

As a technology licensing company, the strength of our brand is an important asset. Since brand recognition drives licensing sales, we have invested in strategies designed to increase consumer awareness of SRS Labs with the ultimate goal of establishing our brand with both product manufacturers and consumers around the world as a recognized symbol for high-quality audio. The six primary vehicles that we use to further the proliferation of our brand are: (a) placement of the SRS logo by OEMs on products and in co-marketing programs; (b) public relations and new media outreach programs; c) online branding programs; (d) print and online advertising; (e) participation in and/or sponsorship of industry events such as tradeshows and (f) use, and recognition of use, of SRS technology by content aggregators and broadcast professionals.

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

Print & Online Advertising. We regularly advertise in print and online publications to take our branding and product messages directly to both consumers as well as industry groups. As such, we advertise in print and online in consumer, trade and engineering publications including Home Theater Magazine, Sound & Vision, TWICE, EE Times and other similar periodicals.

Participation in and/or Sponsorship of Industry Events. We participate in several trade and industry events each year to promote our brand and our technology solutions. We also sponsor events related to our strategic segments by providing both financial resources to the event organizers and offering our insight into the forces that drive the CE industry through speaking engagements and participation in discussion panels. Some of the popular events SRS participates or sponsors include the Consumer Electronics Show (CES), the Mobile World Congress, DisplaySearch, CTIA, and CEATEC in Japan.

Use of SRS Technology by Content Aggregators and Broadcast Professionals.  We develop, license and sell professional hardware and software products to enable content companies, broadcasters and music publishers to encode their material using our Circle Surround technology. When Circle Surround is professionally used, the SRS and Circle Surround logos are often displayed within the content itself or, on the packaging material and, in the case of radio, an announcement is made that the broadcast is being delivered in SRS Circle Surround. We have concentrated on three key sectors in the professional audio market: television, radio and music; and we have developed a line of hardware and software products to address these sectors. These products are sold directly to professional customers and are also available from selected dealers and distributors servicing the professional audio and broadcast markets. We did not generate significant revenue from the sale of professional hardware equipment in 2010; however, we believe that such sales facilitate the licensing of our technology to OEMs that benefit from enhanced audio transmissions. For streaming media and digital downloads, we rely on SRS 5.1 Surround Sound.  Surround Sound allows content creators and content aggregators to create (encode) content in 5.1 surround and allow that content to seamlessly transmit to users via streaming over the web for playback in 5.1 surround through media players.

Sales and Marketing

We have two primary types of revenue agreements with our licensees—direct and non-direct. Under a non-direct agreement, royalty revenue may be collected by our platform partner, who include and enable our technology within their solution, at the time the chip is sold to an OEM or ODM. The platform partner remits the royalty to us on behalf of the licensee. Most often, however, we license our technologies to OEMs and ODMs under direct agreements and collect revenue directly from them. These licensing arrangements with OEMs or ODMs authorize them to design, build and sell products containing our technology. Under this licensing approach, the licensees are free to choose a semiconductor solution from the platform partner that best suits their technical and cost requirements. We receive royalties directly from the licensed OEM or ODM for the use of our technologies in licensed products manufactured and/or shipped by the OEM or ODM. Many major OEMs have licenses or purchase products manufactured by a licensed ODM for the use of one or more of our technologies and for the use and display of our trademarks.

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

To implement our licensing sales strategy within our identified markets, we have established a direct sales force and an international network of independent sales agents. In the United States, China and Japan, we employ a direct sales force to market our portfolio of audio and voice technologies to the OEM community. Internationally, we maintain offices in Japan, Taiwan, China, and Korea and use a network of independent sales agents to support our multi-national OEM customers.  We actively promote the use of our trademarks and logos and require customers to prominently display the appropriate SRS technology or solution logos on products and packaging and in advertising. We plan to continue to work closely with our licensees to enhance their success in selling finished products and semiconductor products that incorporate our technologies through a variety of licensee support programs. These programs include engineering support, sales training, tradeshow support, publicity and media relations programs, customized marketing materials, advertising, and support at speaking engagements and industry conferences, as well as, conducting in-person technology demonstrations or presentations for the press and other companies to promote our technologies and products.

We also regularly participate in tradeshows and conferences to increase awareness of who we are and what we do and to market our technologies and products. We work closely with our licensees and platform partners to actively explore additional opportunities to place our technologies in new products and/or markets.

Research and Development

We license our products in markets that are characterized by rapidly changing technology and continuous improvements in products and services. Our research and development expenditures in 2010, 2009 and 2008 were $8,060,246, $5,721,195, and $3,942,635, respectively. These expenses generally consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies.

As of December 31, 2010, we had 46 employees in our research and development group, representing 43% of our total employees. Our software, hardware and application engineers generally focus on developing intellectual property, technology solutions and consumer products.  Engineers are based in our offices throughout the world and support our licensing business.

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

In order to protect the underlying technology concepts, we have filed and/or obtained patents for all of our marketed technologies including technologies marketed under the following trademarks: TruSurround XT, TruSurround HD, TheaterSound, StudioSound, Circle Surround, WOW, Premium Sound, Premium Voice, TruVoice, TruMedia, and TruVolume. In addition, we hold numerous issued patents and patents pending for speaker and other acoustic reproduction technologies. We pursue a general practice of filing patent applications for our technologies in the United States and various foreign countries where our licensees manufacture, distribute or sell licensed products. We continue to update and add new applications to our patent portfolio to address changing worldwide market conditions and our new technological innovations. The range of expiration dates for our patents extend between the years 2011 to 2020. We have multiple patents covering unique aspects and improvements for many of our technologies. Accordingly, the expiration of any single patent should not significantly affect our intellectual property position or the ability to generate licensing revenue.

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

Employees

As of December 31, 2010, we employed 106 persons, including 12 in finance and administration, 46 in research and development, engineering and product development, and 48 in sales and marketing. None of our employees are covered by a collective bargaining agreement or are presently represented by a labor union. We have not experienced a work stoppage and believe we have good relations with our employees.  In addition to our direct hire employees, as of December 31, 2010, we had consulting agreements that provide to us 4 full time consultants in research and development and 10 consultants in sales and marketing, all of whom are located outside of the United States.

Available Information

Our Internet address is www.srslabs.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. Additionally, the Company’s Code of Ethics and Committee Charters are available on our website.  The information found on, or accessible through, our website is not incorporated by reference into and is not part of this or any other report we file with or furnish to the SEC.

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

Currently, we generate a majority of our revenue in the home entertainment market, principally through the inclusion of SRS technology inside flat panel LCD and plasma televisions. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. Consumer spending on home entertainment products is subject to significant fluctuations, and there is significant price competition for such products. Retail prices for certain consumer electronics products that include our audio technology have decreased significantly, and we expect that this trend will continue for the foreseeable future. In addition, from time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenues. For example, for the year ended December 31, 2010, Samsung accounted for approximately 38% of our consolidated revenues. These manufacturers could develop their own technologies or decide to exclude our audio rendering technology from their products altogether in an effort to reduce cost, our revenues and profitability could be adversely impacted.  For example, during 2007, we were informed by Sony that they were no longer using our technology in the majority of their televisions.  The loss of any key customer in the future could have a material adverse affect on our financial condition and results of operations.

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

We conduct sales and customer support operations in a number of countries throughout the world that require refinement to adapt to the changing market conditions on a regional basis. In addition, many of our significant customers are headquartered in the Asia region, particularly Korea and Japan. Approximately 74%, 72% and 88% of our revenues were derived from customers with headquarters located in the Asia markets during the years ended December 31, 2010, 2009 and 2008, respectively. We expect to continue to derive a significant portion of our revenues from sales to customers in these markets for the foreseeable future. Also, a substantial number of products incorporating our technologies are manufactured, assembled and tested by third parties in Asia. As a result, we are subject to a number of risks of conducting business outside of the United States, any of which could have a material adverse impact on our business and results of operations, including:

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Our worldwide headquarters are located in Santa Ana, California, in a 23,400 square foot facility consisting of office and warehouse space. The lease for the facility expires in May 2013.  We lease this facility from Daimler Commerce Partners, L.P., the general partner of which is Conifer Investments, Inc. (“Conifer”). The sole shareholders of Conifer are Thomas C.K. Yuen, our Chairman, Chief Executive Officer and President, and his spouse, Misako Yuen, as co-trustees of the Thomas Yuen Family Trust. Mr. and Mrs. Yuen also serve as the executive officers of Conifer. Mr. and Mrs. Yuen, as co-trustees of the trust, beneficially own a significant amount of our outstanding shares of common stock. We paid the Daimler Commerce Partners rent of $238,680, $238,680 and $235,170, in 2010, 2009 and 2008, respectively. We believe the terms and conditions of the lease are competitive based on a review of similar properties in the area with similar terms and conditions.

We entered into two new leases in 2010 for our international operations in Shanghai, China, and Taipei, Taiwan.  The leases for our offices in Shanghai and Taiwan expire in December 2014 and April 2011, respectively.  Additionally, we lease space in Shenzhen, China and Tokyo, Japan.  In total, we paid rent of $442,080, $426,651 and $294,702 during 2010, 2009 and 2008, respectively, for all of our facilities.  In February 2011 we entered into a new lease with Daimler Commerce Partners, L.P. to expand our worldwide headquarters.  The lease is for a term of 5 years and is for a 11,700 square foot facility, consisting of office space.

Item 3.  Legal Proceedings

On June 8, 2007, we sent a letter to Sony Corporation (“Sony”) relating to the possible infringement of several SRS patents by Sony’s S-Force technology.  Sony responded to the letter by filing a Complaint for Declaratory Relief in the U.S. District Court in the Southern District of New York on July 6, 2007.  Effective September 9, 2010, we entered into a Settlement Agreement (the “Agreement”) with Sony relating to the SRS patents at issue (“Licensed Patents”).  Pursuant to the Agreement, in exchange for the payment of $900,000, SRS agreed to grant to Sony and its subsidiaries a non-transferable, non-assignable, irrevocable, non-exclusive, fully paid-up worldwide license to the Licensed Patents with respect to Sony’s and/or its subsidiaries’ products incorporating any proprietary audio technology designed by Sony and/or its subsidiaries prior to the date of the Agreement or within three years after the date of the Agreement, including modifications, derivations or enhancements thereof.  The Agreement is intended to resolve all disputes between the parties based upon the Licensed Patents and includes a release by SRS of Sony and its subsidiaries from any and all claims under the Licensed Patents with respect to the Licensed Products.  The Company recognized the settlement amount in September 2010.

From time to time, we may be involved in litigation matters and disputes arising in the normal course of business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on The NASDAQ Global Market under the symbol “SRSL”. The table below reflects the high and low sales prices of our common stock as reported by The NASDAQ Stock Market for the periods indicated.

	High	Low
Fiscal Year 2010
First Quarter	$9.95	$6.75
Second Quarter	$10.05	$8.50
Third Quarter	$10.43	$8.51
Fourth Quarter	$9.79	$8.12

Fiscal Year 2009
First Quarter	$5.59	$4.27
Second Quarter	$7.08	$4.93
Third Quarter	$7.74	$6.10
Fourth Quarter	$7.49	$6.34

At February 2, 2011, the closing sale price of our common stock was $10.56 per share.

Holders

At February 2, 2011, there were 393 stockholders of record.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain our available funds for future growth and, therefore, we do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following equity compensation plans have been approved by our stockholders: the SRS Labs, Inc. Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the “1993 Plan”), the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the “1996 Plan”), the SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Non-employee Directors Plan”) and the SRS Labs, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). A description of the material features of each of these plans is included in Note 6 to the Notes to Consolidated Financial Statements under the caption “Stock Award/Option Plans/Warrants.” The 1993 Plan expired on December 10, 2003 and no options or other rights to acquire equity are outstanding under that plan. On June 22, 2006, our stockholders voted to approve the 2006 Plan and to discontinue the issuance of any awards under the 1996 Plan. We do not have any equity compensation plans other than those approved by our stockholders. The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of December 31, 2010.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	4,643,393	(1)	$6.68	972,871	(2)

(1)                                  Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 1,055,561 shares under the 1996 Plan, 157,500 shares under the Non-employee Directors Plan and 3,430,332 shares under the 2006 Plan.

(2)                                  Represents shares of common stock that may be issued pursuant to future grants under the following plans: 265,000 shares under the Non-employee Directors Plan and 707,871 shares under the 2006 Plan.

Stock Price Performance Graph

The following graph illustrates a comparison of the total return of our common stock with the total return for the S & P Smallcap 600 Index and a peer group selected by us for the five year period ended December 31, 2010. The peer group was limited to publicly traded companies in the audio enhancements and technology business and consisted of the following companies: Dolby, DTS and QSound.  The comparison assumes $100 was invested on December 31, 2005 in our common stock and in each of the indices shown and assumes that all of the dividends were reinvested.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among SRS Labs, Inc., The S&P Smallcap 600 Index

And A Peer Group

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands except per share data)
Consolidated Statement of Operations Data:
Revenues	$31,220	$24,965	$18,333	$18,852	$18,547
Cost of sales	350	286	144	164	171
Gross profit	30,870	24,679	18,189	18,688	18,376
Operating expenses:
Sales and marketing	13,471	11,415	9,220	6,718	7,345
Research and development	8,060	5,721	3,943	3,107	2,573
General and administrative	6,526	5,657	5,913	5,444	5,660
Total operating expenses	28,057	22,793	19,076	15,269	15,578
Operating income (loss)	2,813	1,886	(887)	3,419	2,798
Other income	245	348	1,275	2,041	1,136
Income from continuing operations before income taxes	3,058	2,234	388	5,460	3,934
Income taxes	52	98	117	46	868
Income from continuing operations	3,006	2,136	271	5,414	3,066
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	—	—	1,017
Gain on disposal of discontinued operations	—	—	—	—	625
Income from discontinued operations	—	—	—	—	1,642
Net income	$3,006	$2,136	$271	$5,414	$4,708
Income from continuing operations per common share:
Basic	$0.20	$0.15	$0.02	$0.34	$0.21
Diluted	$0.19	$0.14	$0.02	$0.32	$0.20
Income from discontinued operations per common share:
Basic	$0.00	$0.00	$0.00	$0.00	$0.11
Diluted	$0.00	$0.00	$0.00	$0.00	$0.11
Net income per common share:
Basic	$0.20	$0.15	$0.02	$0.34	$0.31
Diluted	$0.19	$0.14	$0.02	$0.32	$0.30
Weighted average number of common shares used in the calculation of per share amounts:
Basic	14,671	14,460	15,589	16,154	14,956
Diluted	15,602	14,813	15,842	16,990	15,466
Consolidated Balance Sheet Data:
Working capital	$29,439	$38,923	$37,519	$39,272	$34,697
Total assets	57,346	51,749	46,882	51,383	45,049
Stockholders’ equity	54,794	48,394	43,769	49,007	42,744

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

Our mission is to be the dominant worldwide provider of audio and voice solutions that allow consumers to effortlessly experience rich, natural sound, the way their ears were meant to hear it.  In 2009 and 2010, licensing revenue from the home entertainment market represented 68% and 64%, respectively, of our total revenues in such periods.  In the home entertainment market, our technologies have achieved broad market acceptance in the television sector.  We plan to continue to leverage our success in the television sector to expand our audio technologies into a variety of other consumer electronic devices, including PCs, mobile phones, portable media devices and automotive audio systems, but our technologies to date have only been incorporated in products representing only a small portion of the total consumer electronics market opportunity.  The consumer electronics market in general is characterized by rapid technological changes, short product life cycles, seasonality, significant price erosion and competition, any of which may impede our ability to gain broad market acceptance for our technologies in other consumer electronic markets.  Nonetheless, we plan to continue to seek other opportunities where we can continue to leverage our core technologies and expertise.  If we are able to successfully gain broad market share for our technologies in any other market, it could significantly improve our revenues and brand name recognition.

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

Intangible Assets and Impairment of Long-Lived Assets

Costs paid by the Company related to the establishment and purchase of patents, primarily legal costs, are capitalized and amortized, depending on the estimated life of the technology patented. These assets are being amortized over ten years. The Company evaluates the recoverability of long-lived assets with finite lives. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based upon the most recent assessment as of December 31, 2010, the Company has determined there was no impairment in the value of long-lived assets.

Income Taxes

In preparing our consolidated financial statements, we estimate our income taxes in each of the countries in which we operate. The process used to make these estimates includes an assessment of the current tax expense, the results from tax examinations and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. The Company accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2010, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on our deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry-forward period available under the tax laws, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, the Company’s business and results of operations, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting either in a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

Our income tax provision is based on calculations and assumptions that will be subject to examination by the taxing authorities in the jurisdictions in which we operate.  Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Share-Based Compensation

The Company accounts for share-based compensation awards using the fair-value method and records such expense in the consolidated financial statements over the requisite service period. In 2010, 2009, and 2008, we recorded share-based compensation expense of $2,253,730, $1,956,057, and $1,777,468, respectively.

To determine the expected term of our employee stock options granted in fiscal year 2010, we examined the historical term for our stock options and those of our peers. To determine the risk-free interest rate, we utilized an average interest rate based on U.S. Treasury instruments whose term was consistent with the expected term of our awards. To determine the expected stock price volatility, we examined the historical volatilities for our common stock and those of our peers. See Note 6 (“Stockholders’ Equity and Share-Based Compensation”) of our Notes to Consolidated Financial Statements for further discussion.

Results of Operations

The following table sets forth certain consolidated operating data as a percentage of revenues for the years ended December 31, 2010, 2009 and 2008:

Percentage of Total Revenue

	Years Ended December 31,
	2010	2009	2008
Revenues	100%	100%	100%
Cost of sales	1	1	1
Gross margin	99	99	99
Operating expenses:
Sales and marketing	43	46	50
Research and development	26	23	22
General and administrative	21	22	32
Total operating expenses	90	91	104
Operating income (loss)	9	8	(5)
Other income	1	1	7
Income before income taxes	10	9	2
Income taxes	0	0	1
Net income	10%	9%	1%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Total revenues for the year ended December 31, 2010 were $31,220,389 compared to $24,964,577 in the year ended December 31, 2009, an increase of $6,255,812 or 25%. This increase was primarily attributable to increases in royalties related to higher unit sales of televisions, personal computers, automotives, and mobile devices containing our technologies by our licensees. In the home entertainment segment, royalty revenues increased $3,096,266 from 2009 primarily from royalties related to sales of flat panel televisions and monitors.  The revenue growth was primarily due to volume increases from certain existing licensees such as Samsung, increased demand for flat panel televisions and, to a lesser extent, due to new license agreements with Top Victory and LG.  The increase in revenues in 2010 was offset by a decrease in set top box revenues in the current year.  Included in the home entertainment market revenue was a $900,000 settlement payment received from Sony in 2010.  Additionally, we recognized approximately $987,000 of previously under reported royalties in 2010 compared to $1,200,000 of royalties recovered in 2009 from certain customers in the home entertainment market.  The increase in revenues in the personal computer market from 2009 to 2010 was $1,901,910.   This increase was primarily due to increased volume from our existing customers, including Dell and AsusTek and revenues generated from Elitegroup Computer Systems, a new licensee. Revenues in the automotive market increased by $974,153 in 2010 as compared to 2009 primarily due to higher revenues due to volume increases from our Japanese customers who provide line install, dealer option and aftermarket automotive audio systems to many of the significant Japanese automotive manufacturers.  In the personal telecommunications market, revenues increased $418,785 from 2009 to 2010.  This increase was primarily due to increased royalties from higher volumes from Samsung.  Revenues in the portable media devices market decreased by $160,301 in 2010 as compared to 2009 due to decreased volumes from MP3/MP4 players.  Overall, we have not experienced a material change in our per unit license rates in the current periods other than volume pricing discounts provided pursuant to existing contractual obligations.

The following table represents our mix of licensing revenues by market source:

	Years Ended December 31,
	2010	2009
Home entertainment (TV, set-top box)	64%	68%
PC (software, hardware)	16	12
Personal telecommunications (mobile phone, PDA)	10	11
Automotive	7	5
Portable media devices (digital media player, headphone)	3	4
	100%	100%

Sales and Marketing

Sales expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, commissions, training, and travel and entertainment expenses.  Marketing expenses consist primarily of employee salaries and related expenses, market research, advertising and co-marketing, and costs associated with brand building activities.  Sales and marketing expenses were $13,470,852 for 2010, as compared to $11,415,115 for 2009. Overall sales and marketing expenses were $2,055,737, or 18%, higher in 2010.  This increase was primarily attributable to higher payroll and related costs associated with increasing the size of our sales and marketing staff by approximately 26% in 2010.  In addition to increasing the sales and marketing personnel, we have also increased our branding efforts by creating new marketing assets, through both direct and co-marketing activities, and increased our participation in trade show activities.  We recorded $703,875 in share-based compensation expense for sales and marketing personnel during 2010 as compared to $511,301 in 2009. As a percentage of total revenues, sales and marketing expenses decreased from 46% for 2009 to 43% for 2010.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities, customer support, technology porting activities, and costs for engineering materials and supplies. Research and development expenses were $8,060,246 for 2010, as compared to $5,721,195 for 2009. The overall increase in research and development expenses of $2,339,051, or 41%, was primarily attributable to increasing the size of our research and development staff by approximately 24% in 2010 due to the expansion of our Shanghai engineering facility and increase in worldwide field application engineers and quality assurance personnel. The increase is also attributable to the creation of the state-of-the-art Advanced Rendering Lab, which has been exclusively designed and constructed to accelerate research and development of object-oriented multi-dimensional audio technologies beyond the existing channel-based alternatives.  In addition, the Company founded the 3D Audio Alliance (3DAA), which is a new, industry alliance committed to the development of open, royalty-free standards for the transmission of 3D audio.  We recorded $551,934 in share-based compensation expense for engineering personnel during 2010 as compared to $457,464 in 2009.  As a percentage of total revenues, research and development expenses increased from 23% for 2009 to 26% for 2010.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property, facilities costs, insurance, legal and accounting professional fees related to public company reporting and compliance, and depreciation and amortization. General and administrative expenses were $6,526,171 for 2010 as compared to $5,656,616 for 2009. The overall increase of $869,555 or 15%, was primarily attributable to an increase in professional fees, increase in royalty compliance review fees, increase in payroll fees due to  the addition of a new hire, and depreciation and amortization expenses as we continue to expand our operations.  We recorded $997,920 in stock-based compensation expense during 2010 as compared to $987,292 in 2009. As a percentage of total revenues, general and administrative expenses decreased from 22% for 2009 to 21% for 2010.

Other Income

Other income, which primarily consists of interest income, was $245,127 for 2010, compared to $347,528 for 2009, a decrease of $102,401, or 29%.  Our goal during 2010 was to focus on asset protection of our cash, and as such we invested our cash in low-risk, high liquidity investments such as fully insured certificates of deposits and assets backed by the United States Treasury.  We continue to monitor our cash assets to maximize our interest income while maintaining an acceptable level of risk.  During 2010 and 2009, the Company did not incur any losses related to our cash and investments.

Provision for Income Taxes

The income tax provision for 2010 was $52,153 compared to $98,006 for 2009, representing a decrease of $45,853, or 47%. The current and prior year provision consists primarily of estimated taxes payable to the state of California and estimated taxes payable to Japan and China.

We had federal and state net operating loss carryforwards at December 31, 2010 of $4,456,821 and $5,598,943, respectively. The net operating loss carryforwards begin to expire in 2014 and should continue through 2027. In addition, we had federal foreign tax credit carryforwards of approximately $10,270,431 at December 31, 2010, which begin to expire in 2014, and federal and state tax capital loss carryforwards of approximately $16,219,585, which begin to expire in 2011. As of December 31, 2010, we continued to have a valuation allowance of $12,605,203 against our deferred tax assets, which was established primarily due to our cumulative losses in recent years and was based on our assessment of our future ability to realize certain deferred tax assets.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Total revenues for the year ended December 31, 2009 were $24,964,577 compared to $18,332,678 in the year ended December 31, 2008, an increase of $6,631,899 or 36%. This increase was primarily attributable to increases in royalties related to higher volume sales of televisions, set-top-boxes, personal computers and mobile devices containing our technologies by our licensees. In the home entertainment segment, royalty revenues increased $4,227,065 from fiscal year 2008 to fiscal 2009, of which $3,375,008 resulted from royalties related to sales of flat panel televisions and monitors.  We noted increases in royalty revenues from several of our largest television customers; including Samsung and Vizio, as well as increases in revenues related China based OEMs.  Revenues related to set-top boxes increased by $852,057 from 2008 to 2009, primarily due to our agreement with EchoStar, which we entered into in March 2009.  Revenue growth in the home entertainment segment during 2009 was also positively impacted by our royalty compliance program, through which we were able to identify and collect approximately $1,200,000 of previously under reported royalties in 2009.  The increase in revenues in the personal computer market from 2008 to 2009 was $2,040,992.   We noted increased revenues from many of our licensees, including Hewlett Packard, Dell, AsusTek, and BenQ among others.  In the personal telecommunications segment, revenues increased $1,270,997 from 2008 to 2009.  This increase was primarily due to increased revenues related to higher volumes from Samsung Mobile.  Revenues in the automotive market decreased by $293,484 in 2009 as compared to 2008 primarily due to the global decrease of new car sales.  Revenues in the portable media devices market decreased by $553,672 in 2009 as compared to 2008 due to decreased volumes from MP3/MP4 players.

The following table represents our mix of licensing revenues by market source:

	Years Ended December 31,
	2009	2008
Home entertainment (TV, set-top box)	68%	69%
PC (software, hardware)	12	5
Personal telecommunications (mobile phone, PDA)	11	9
Automotive	5	8
Portable media devices (digital media player, headphone)	4	9
	100%	100%

Sales and Marketing

Sales and marketing expenses were $11,415,115 for 2009, as compared to $9,220,098 for 2008. Overall sales and marketing expenses were $2,195,017, or 24%, higher in 2009.  This increase was primarily attributable to higher payroll and related costs associated with increasing the size of our sales and marketing staff by approximately 21% in 2009.  In addition to increasing the sales and marketing personnel, we have also increased our branding efforts by creating new marketing assets, through both direct and co-marketing activities, and increased our participation in trade show activities.  We recorded $511,301 in share-based compensation expense for sales and marketing personnel during 2009 as compared to $458,610 in 2008. As a percentage of total revenues, sales and marketing expenses decreased from 50% for 2008 to 46% for 2009.

Research and Development

Research and development expenses were $5,721,195 for 2009, as compared to $3,942,635 for 2008. The overall increase in research and development expenses of $1,778,560, or 45%, was primarily attributable to increasing the size of our research and development staff by approximately 41% in 2009. We recorded $457,464 in share-based compensation expense for engineering personnel during 2009 as compared to $399,630 in 2008.  As a percentage of total revenues, research and development expenses increased from 22% for 2008 to 23% for 2009.

General and Administrative

General and administrative expenses were $5,656,616 for 2009 as compared to $5,913,081 for 2008. The overall decrease $256,456, or 4%, was primarily attributable to a decrease in professional fees and expenses of $166,000, associated with our Dutch Auction repurchase program, which was terminated in September 2008.  We recorded $987,292 in stock-based compensation expense during 2009 as compared to $919,228 in 2008. As a percentage of total revenues, general and administrative expenses decreased from 32% for 2008 to 22% for 2009.

Other Income

Other income, which primarily consists of interest income, was $347,528 for 2009, compared to $1,275,047 for 2008, a decrease of $927,519, or 73%.  Our goal during 2009 was to ensure asset protection of our cash, and as such we invested our cash in low-risk, high liquidity investments such as fully insured certificates of deposits and assets backed by the United States Treasury.  During 2009 and 2008, the company did not incur any losses related to our cash and investments.

Provision for Income Taxes

The income tax provision for 2009 was $98,006 compared to $117,543 for 2008, representing a decrease of $19,537, or 17%. The current and prior year provision consists primarily of estimated taxes payable to the state of California.

Selected Quarterly Operating Results

The following table sets forth certain quarterly summary consolidated financial data for the eight quarters in the period ended December 31, 2010. The quarterly information is based upon financial statements prepared by us on a basis consistent with our audited consolidated financial statements and, in management’s opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Report. Our quarterly operating results have varied significantly in the past and are expected to vary significantly in the future. Due to rounding differences, the quarters in a given year may not add precisely to the annual numbers for that year.

	Three Months Ended
	Mar 31, 2010	June 30, 2010	Sep 30, 2010	Dec 31, 2010	Mar 31, 2009	June 30, 2009	Sep 30, 2009	Dec 31, 2009
	(In thousands except per share amounts)
Revenues	$8,385	$7,161	$8,609	$7,065	$5,704	$5,055	$7,230	$6,975
Gross profit	8,321	7,061	8,545	6,944	5,632	4,993	7,162	6,891
Operating expenses	6,876	6,479	7,220	7,482	5,346	5,275	5,745	6,427
Net income (loss)	$1,466	$630	$1,340	$(431)	$386	$(198)	$1,475	$473
Net income (loss) per common share:
Basic	$0.10	$0.04	$0.09	$(0.03)	$0.03	$(0.01)	$0.10	$0.03
Diluted	$0.10	$0.04	$0.09	$(0.03)	$0.03	$(0.01)	$0.10	$0.03

Liquidity and Capital Resources

At December 31, 2010, cash and cash equivalents, and short and long-term investments were $43,053,827 compared to $41,489,164 as of December 31, 2009, an increase of $1,564,663. Our cash and cash equivalents were $10,697,827 as of December 31, 2010, a decrease of $17,290,337 from cash and cash equivalents of $27,988,164 held at December 31, 2009. The decrease in cash and cash equivalents in the current year was primarily a result of the purchase of short and long-term investments, partially offset by positive cash flow generated by operating activities.  Cash and cash equivalents generally consist of cash, certificates of deposits, and money market funds with original maturities of three months or less. The money market funds are primarily invested in US government obligations.  The cash and certificates of deposit are FDIC insured. As of December 31, 2010, we held $19,033,000 in short-term investments and $13,323,000 in long-term investments.  Short-term investments generally consist of certificates of deposit and treasury bills.  Long-term investments generally consist of certificates of deposit with maturities ranging from 18 months to 24 months.  In fiscal years 2010, 2009 and 2008, our operations were funded primarily from cash generated from operating activities.

Net cash provided by operating activities was $1,522,995 and $2,776,720 for 2010 and 2009, respectively. The $1,253,725 decrease in net cash provided by operating activities in 2010, compared to 2009, was primarily a result of an increase in accounts receivable balance, from $179,114 during the year ended December 31, 2009 to $1,191,847 for the year ended December 31, 2010, largely due to an increase in revenue, as well as timing of cash receipts.  In addition, our net deferred tax asset increased by $806,156.  Offsetting the decrease in net cash provided by operating activities was the decrease in change of accrued liabilities of $724,544, and the increase in net income of $870,843.

Net cash used in investing activities was $19,952,386 and $6,920,993 in 2010 and 2009, respectively. The $13,031,393 increase in cash used in investing activities in 2010, compared to 2009, was primarily due to the purchase of $40,822,000 in short and long-term investments.  Offsetting the purchases was $21,967,000 in short and long-term investment proceeds.

Net cash provided by financing activities was $1,139,054 and $533,350 in 2010 and 2009, respectively.  The $605,704 increase in net cash provided by financing activities in fiscal year 2010, compared to fiscal year 2009, was a result of proceeds from exercise of stock options.

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

Contractual Cash Obligations and Contingent Liabilities and Commitments

We have contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies our expected contractual obligations and commitments subsequent to December 31, 2010:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease obligations	$1,152,730	$459,259	$693,471	$—

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us January 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, which amends subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This ASU was effective upon issuance and adoption did not result in a material impact on our consolidated financial position, results or operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes changes in interest rates, which relates primarily to our invested balances of cash, cash equivalents and investments. Our investment policy specifies excess funds are to be invested in a manner that preserves capital, provides liquidity and generates the highest available after-tax return. To limit exposure to market risk, we place our cash in banks, cash equivalents in certificates of deposits with original maturities of three months or less and money market funds, which are primarily invested in US government obligations.  Short-term investments consist of certificates of deposits and treasury bills with original maturities ranging from 6 to 12 months.  Long-term investments consist of certificates of deposits and treasury bills with maturities ranging from 18 to 24 months.  We do not invest in any derivative instruments. All cash, cash equivalents and investments are carried at fair value, which approximates cost.  We limit our exposure to foreign currency risk by generally requiring our licensees to pay us royalties in U.S. Dollars.  Substantially all of our royalties in 2010 were paid in U.S. Dollars.  Payments to vendors and employees are generally denominated in either U.S. Dollars or the local currency.  Total payments to vendors and employees in local currencies have historically been immaterial to the Company’s total operating expenses.

Item 8.  Financial Statements and Supplementary Data

The financial statement information, including the Report of Independent Registered Public Accounting Firm, required by this Item 8 is set forth on pages 32 to 48 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The quarterly financial information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report, Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Attestation Report of Independent Registered Public Accounting Firm

Our internal control over financial reporting has been audited by Squar, Milner, Peterson, Miranda & Williamson, LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 33.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during our fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors,” “Information About the Board of Directors and Committees of the Board,” “Executive Officers” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2010 (the “Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after the end of fiscal year 2009.

Item 11.  Executive Compensation

Except as specifically provided, the information set forth under the captions “Executive Compensation” and “Information About the Board of Directors and Committees of the Board—Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(1)                                 Financial Statements

(2)                                 Financial Statement Schedule

Page
Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2010, 2009 and 2008	47

The financial statement schedule included on page 47 to this Annual Report on Form 10-K and in Part II, Item 8 herein is filed as part of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

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

10.5

Form of Indemnification Agreement (entered into with David Dukes, Thomas C.K. Yuen, Winston E. Hickman, Carol L. Miltner, Sam Yau, Alan D. Kraemer, Jeff Klaas, Sarah Yang, and Allen Gharapetian), previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010, which is incorporated herein by reference.

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

10.26

Revolving Credit Agreement effective June 30, 2010, and related documents and agreements, by and between SRS Labs, Inc. and U.S. Bank N.A., previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2010 which is incorporated herein by reference.

10.27

Settlement Agreement effective September 9, 2010 by and between SRS Labs, Inc. and Sony Corporation, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2010 which is incorporated herein by reference.

10.28	Standard Industrial/Commercial Multi-tenant Lease dated February 7, 2011, by and between SRS Labs, Inc. and Daimler Commerce Partners, L.P.

Other Exhibits

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, dated February 22, 2010.

31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRS Labs, Inc.

Dated: February 22, 2011	By:	/S/ THOMAS C.K. YUEN
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ THOMAS C.K. YUEN	Director, Chairman of the Board and Chief Executive	February 22, 2011
Thomas C.K. Yuen	Officer (Principal Executive Officer)

/s/ ULRICH GOTTSCHLING	Chief Financial Officer (Principal Financial and	February 22, 2011
Ulrich Gottschling	Accounting Officer)

/s/ DAVID R. DUKES	Director	February 22, 2011
David R. Dukes

/s/ WINSTON E. HICKMAN	Director	February 22, 2011
Winston E. Hickman

/s/ CAROL L. MILTNER	Director	February 22, 2011
Carol L. Miltner

/s/ SAM YAU	Director	February 22, 2011
Sam Yau

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SRS Labs, Inc.

Santa Ana, California

We have audited the accompanying consolidated balance sheets of SRS Labs, Inc. and Subsidiaries (collectively the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our audit also included the financial statement schedule listed in Item 15(2) herein. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Controls over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SRS Labs, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Also, in our opinion, the aforementioned financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the financial information set forth therein.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP
Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

February 22, 2011

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$10,697,827	$27,988,164
Accounts receivable, net	1,191,847	179,114
Prepaid expenses and other current assets	1,069,900	1,147,151
Short-term investments	19,033,000	12,963,000
Total Current Assets	31,992,574	42,277,429

Long-term investments	13,323,000	538,000
Property and equipment, net	672,220	599,794
Intangible assets, net	2,761,432	2,702,160
Deferred income taxes, net	8,597,619	5,631,442
Total Assets	$57,346,845	$51,748,825
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$516,470	$583,157
Accrued liabilities	1,434,970	1,577,891
Deferred revenue	601,825	1,193,454
Total Current Liabilities	2,553,265	3,354,502

Commitments and contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 14,807,070 and 14,563,715 shares issued and outstanding at December 31, 2010 and 2009, respectively	14,808	14,565
Additional paid-in capital	68,520,878	65,128,337
Accumulated deficit	(13,742,106)	(16,748,579)
Total Stockholders’ Equity	54,793,580	48,394,323
Total Liabilities and Stockholders’ Equity	$57,346,845	$51,748,825

See accompanying notes to the consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
Revenues	$31,220,389	$24,964,577	$18,332,678
Cost of sales	349,621	285,543	143,481
Gross profit	30,870,768	24,679,034	18,189,197
Operating expenses:
Sales and marketing	13,470,852	11,415,115	9,220,098
Research and development	8,060,246	5,721,195	3,942,635
General and administrative	6,526,171	5,656,616	5,913,081
Total operating expenses	28,057,269	22,792,926	19,075,814
Operating income (loss)	2,813,499	1,886,108	(886,617)
Other income	245,127	347,528	1,275,047
Income before income taxes	3,058,626	2,233,636	388,430
Income taxes	52,153	98,006	117,543
Net income	$3,006,473	$2,135,630	$270,887
Net income per common share:
Basic	$0.20	$0.15	$0.02
Diluted	$0.19	$0.14	$0.02
Weighted average shares used in the per share calculation:
Basic	14,670,751	14,460,490	15,588,815
Diluted	15,602,051	14,813,372	15,842,336

See accompanying notes to consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury		Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total	Income

BALANCE, December 31, 2007	15,778,715	16,947	74,143,772	(48,125)	(19,155,096)	(5,950,181)	49,007,317	5,639,605
Proceeds from exercise of stock options	116,847	117	329,051	—	—	—	329,168
Purchase of treasury stock	(1,476,144)	—	—	—	—	(7,663,679)	(7,663,679)
Cancellation of treasury stock	—	(2,644)	(13,611,216)	—	—	13,613,860	—
Share-based compensation	—	—	1,777,468	—	—	—	1,777,468
Unrealized gain on investments available for sale, net of tax	—	—	—	48,125	—	—	48,125	48,125
Net income	—	—	—	—	270,887	—	270,887	270,887
BALANCE, December 31, 2008	14,419,418	14,420	62,639,075	—	(18,884,209)	—	43,769,286	319,012
Proceeds from exercise of stock options	144,297	145	533,205	—	—	—	533,350
Share-based compensation	—	—	1,956,057	—	—	—	1,956,057
Net income	—	—	—	—	2,135,630	—	2,135,630	2,135,630
BALANCE, December 31, 2009	14, 563,715	14,565	65,128,337	—	(16,748,579)	—	48,394,323	2,135,630
Proceeds from exercise of stock options	243,355	243	1,138,811	—	—	—	1,139,054
Share-based compensation	—	—	2,253,730	—	—	—	2,253,730
Net income	—	—	—	—	3,006,473	—	3,006,473	3,006,473
BALANCE, December 31, 2010	14,807,070	$14,808	$68,520,878	—	$(13,742,106)	—	$54,793,580	$3,006,473

See accompanying notes to consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$3,006,473	$2,135,630	$270,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	953,188	704,718	660,954
Provision for doubtful accounts	—	47,527	11,190
Deferred taxes	(2,966,177)	(2,160,021)	(1,695,219)
Share-based compensation	2,253,730	1,956,057	1,777,468
Loss on disposition of furniture, fixtures and equipment	—	14,818	—
Write-off of intangible assets	12,500	13,149	42,569
Changes in operating assets and liabilities:
Accounts receivable	(1,012,733)	106,070	794,524
Prepaid expenses and other current assets	77,250	(283,056)	29,293
Accounts payable	(66,687)	268,775	(214,681)
Accrued liabilities	(142,920)	581,623	306,960
Deferred revenue	(591,629)	(608,570)	645,188
Net cash provided by operating activities	1,522,995	2,776,720	2,629,133
Cash Flows from Investing Activities:
Proceeds from sale of investments available for sale	—	—	5,500,000
Purchase of short and long-term investments	(40,822,000)	(5,665,000)	(7,836,000)
Proceeds from short and long-term investments	21,967,000	—	—
Purchase of property and equipment	(363,957)	(417,191)	(302,602)
Expenditures related to intangible assets	(733,429)	(856,402)	(672,224)
Proceeds from sale of property and equipment	—	17,600	—
Net cash used in investing activities	(19,952,386)	(6,920,993)	(3,310,826)
Cash Flows from Financing Activities:
Purchase of treasury stock	—	—	(7,663,679)
Proceeds from exercise of stock options	1,139,054	533,350	329,168
Net cash provided by (used in) financing activities	1,139,054	533,350	(7,334,511)
Net Decrease in Cash and Cash Equivalents	(17,290,337)	(3,610,923)	(8,016,204)
Cash and Cash Equivalents, Beginning of Year	27,988,164	31,599,087	39,615,291
Cash and Cash Equivalents, End of Year	$10,697,827	$27,988,164	$31,599,087
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes	$2,840,844	$2,203,771	$2,377,114
Supplemental Disclosure of Non-Cash Investing/Financing Activities:
Unrealized gain on investments, net	$—	$—	$48,125
Retirement of treasury stock	$—	$—	$13,613,860

See accompanying notes to consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Organization

SRS Labs, Inc. (collectively with its subsidiaries, the “Company,” “SRS Labs,” “SRS”, “us”, “we” or “our”) is the recognized global leader in the practical application of psychoacoustics, the science behind how the human ear operates, and in the post processing portion of the market for audio delivery.  Our award-winning audio enhancement technologies and solutions dramatically restore audio and voice to its natural state, the way it was originally recorded, in both dimension and clarity, thus providing a superior consumer experience for a wide variety of consumer electronic devices such as televisions, personal computers and mobile phones.

Our operations are conducted through SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company), Shanghai Representative Office of SRS Labs, Inc. (a Chinese company) and SRS Labs Japan, KK (a Japanese company). Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), software providers and semiconductor companies, and limited sales and marketing of stand-alone software and hardware products through the Internet.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions.  Certain amounts in the notes to the consolidated financial statements have been reclassified in order to conform to the current year presentation.

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

Cash and Cash Equivalent; Short-term and Long-term Investments

Cash and cash equivalents generally consist of cash, certificates of deposit, and money market funds with original maturities of three months or less.  The money market funds are primarily invested in U.S. government obligations.  Short-term investments consist of certificates of deposit and U.S. treasury bills that mature in 2011. Long-term investments consist of certificates of deposits that mature in 2011.  Investments are held at cost and the Company intends to hold them until maturity.

Accounts Receivable and Allowance for Doubtful Accounts

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets with finite lives.  The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based upon the most recent assessment as of December 31, 2010, management has determined there was no impairment in the carrying value of long-lived assets.

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

We provide tax contingencies, if any, for federal, state, local and international exposures relating to potential audits, tax planning initiatives and compliance responsibilities.  The development of these reserves requires judgments about tax issues, potential outcomes and timing.  Although the outcome of these tax matters is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews.  If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.  The Company is not currently under examination by any taxing authority.

Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income per common share reflects the maximum dilution, based on the average price of our common stock each period and is computed similar to basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options had been exercised.

Basic and diluted net income per share for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Years Ended December 31,
	2010	2009	2008
BASIC EPS
Numerator:
Net income	$3,006,473	$2,135,630	$270,887
Denominator: Weighted average common shares outstanding	14,670,751	14,460,490	15,588,815
Net income per share	$0.20	$0.15	$0.02
DILUTED EPS
Numerator:
Net income	$3,006,473	$2,135,630	$270,887
Denominator: Weighted average common shares outstanding	14,670,751	14,460,490	15,588,815
Common equivalent shares outstanding: Dilutive options	931,300	352,882	253,521
Total diluted common shares	15,602,051	14,813,372	15,842,336
Net income per share	$0.19	$0.14	$0.02

There were options outstanding at December 31, 2010, 2009 and 2008 to purchase 2,045,710, 2,311,784, and 2,201,570 shares of the Company’s common stock, respectively, which were not included above because they would be anti-dilutive.

Share-Based Compensation

The Company measures all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. We recorded stock-based compensation expense of $2,253,730, $1,956,057, and $1,777,468 in 2010, 2009, and 2008, respectively. See Note 6.

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

Financial assets carried at fair value as of December 31, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$8,400,000	$—	$—	$8,400,000
Total	$8,400,000	$—	$—	$8,400,000

Financial assets carried at fair value as of December 31, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$27,988,164	$—	$—	$27,988,164
Total	$27,988,164	$—	$—	$27,988,164

Customer Concentration

For fiscal year 2010, 2009, and 2008, Samsung accounted for approximately 38%, 39%, and 42%, respectively, of our consolidated revenues.  Given the significant amount of revenues derived from Samsung, the loss of that customer or the uncollectibility of related receivables could have a material adverse effect on our consolidated financial condition and consolidated results of operations.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, investments and accounts receivable. Due to the relative short nature of such investments, the carrying amount approximates fair value. The Company places its cash in banks and its cash equivalents in certificates of deposit and money market funds at certain financial institutions and such balances are in excess of amounts insured by federal agencies. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions.  The Company has not experienced any significant losses on its cash equivalents or investments.

The Company’s accounts receivable are derived from sales to OEMs, original design manufacturers (“ODMs”) and platform partners primarily in Asia, North America and Europe. Customers’ headquarters geographically located in the Asia Pacific markets accounted for approximately 74%, 72% and 88%, of the Company’s revenues in 2010, 2009 and 2008, respectively, and are expected to continue to account for a substantial percentage of revenues in the future.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us January 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, which amends subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This ASU was effective upon issuance and adoption did not result in a material impact on our consolidated financial position, results or operations or cash flows.

2. Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2010	2009
Property and equipment	$677,715	$540,934
Computer equipment	686,164	588,346
Leasehold improvements	502,234	379,495
	1,866,113	1,508,775
Less accumulated depreciation and amortization	(1,193,893)	(908,981)
	$672,220	$599,794

Depreciation and amortization expense for property and equipment totaling $291,531, $208,901 and $188,407 for the years ended December 31, 2010, 2009 and 2008, respectively, is reflected in general and administrative expenses.

3. Intangible Assets

Intangible assets, net consist of the following:

	December 31,
	2010	2009
Patents	$4,467,541	$4,100,363
Accumulated amortization	(2,399,801)	(2,072,763)
Patents, net	2,067,740	2,027,600
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Capitalized software and hardware for several technologies	1,038,084	851,508
Total other intangibles	1,678,155	1,491,579
Accumulated amortization, other intangibles	(984,463)	(817,019)
Other intangibles, net	693,692	674,560
Intangible assets, net	$2,761,432	$2,702,160

Amortization periods range from three to ten years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Years Ended December 31,
	2010	2009	2008
Patents	$327,050	$287,232	$284,244
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	64,007	64,007	64,007
Capitalized software and hardware for several technologies	283,111	144,579	124,296
Total intangible amortization expense	$674,168	$495,818	$472,547

As of December 31, 2010, the weighted average remaining useful life of the Company’s patents and intangible assets was approximately 6 years. The following table shows the estimated amortization expense for those assets for each of the five succeeding fiscal years and thereafter.

Years Ending December 31,
2011	$648,032
2012	576,858
2013	400,530
2014	316,420
2015	251,205
Thereafter	568,387
Total	$2,761,432

4. Commitments and Contingencies

Leases

The Company leases office space and certain equipment under non-cancelable operating leases expiring through 2014. The Company leases its corporate office and storage facilities located in Santa Ana, California, under a lease agreement with Daimler Commerce Partners, L.P., a partnership that is affiliated with a principal stockholder, who is also an executive officer and a director, of the Company through May 2013.  We paid rent of $238,680, $238,680 and $235,170 in 2010, 2009, and 2008, respectively, under this lease agreement.

We entered into two new leases in 2010 for our international operations in Shanghai, China, and Taipei, Taiwan.  The leases for our offices in Shanghai and Taiwan expire in December 2014 and April 2011, respectively.  Additionally, we lease space in Shenzhen, China and Tokyo, Japan.  In total, we paid rent of $442,080, $426,651 and $294,702 during 2010, 2009 and 2008, respectively, for all of our facilities.

The Company entered into a new lease with Daimler Commerce Partners, L.P. to expand our worldwide headquarters located in Santa Ana, California.  This facility is an 11,700 square foot facility consisting of office and warehouse space.  The new lease is for a term of 5 years commencing on the date of occupancy.  We believe that our current facilities are adequate to support our current requirements.

Future annual minimum lease payments under non-cancelable operating leases for the remaining periods at December 31, 2010 are as follows:

Years Ending December 31,	Facility	Office Equipment	Total
2011	$438,326	$20,933	$459,259
2012	373,946	18,863	392,809
2013	201,262	15,719	216,981
2014	83,681	—	83,681
2015	—	—	—
Total	$1,097,215	$55,515	$1,152,730

Litigation

On June 8, 2007, we sent a letter to Sony Corporation (“Sony”) relating to the possible infringement of several SRS patents by Sony’s S-Force technology.  Sony responded to the letter by filing a Complaint for Declaratory Relief in the U.S. District Court in the Southern District of New York on July 6, 2007. Effective September 9, 2010, we entered into a Settlement Agreement (the “Agreement”) with Sony relating to the SRS patents at issue (“Licensed Patents”).  Pursuant to the Agreement, in exchange for the payment of $900,000, SRS agreed to grant to Sony and its subsidiaries a non-transferable, non-assignable, irrevocable, non-exclusive, fully paid-up worldwide license to the Licensed Patents with respect to Sony’s and/or its subsidiaries’ products incorporating any proprietary audio technology designed by Sony and/or its subsidiaries prior to the date of the Agreement or within three years after the date of the Agreement, including modifications, derivations or enhancements thereof.  The Agreement is intended to resolve all disputes between the parties based upon the Licensed Patents and includes a release by SRS of Sony and its subsidiaries from any and all claims under the Licensed Patents with respect to the Licensed Products.  The Company recognized the settlement amount in September 2010.

From time to time, we may be involved in litigation matters and disputes arising in the normal course of business. Any such matters and disputes could be costly and time consuming, subject us to damages or equitable remedies, and divert our management and key personnel from our business operations.

Indemnifications

The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of December 31, 2010 and 2009.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Currently, the Company has no liabilities recorded for these agreements as of December 31, 2010 and 2009.

Warranties

The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2010 and 2009.

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

5. Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
United States	$3,058,626	$2,233,636	$388,430

All licensing agreements are entered into between SRS Labs, Inc. and the licensee.  Some of our licensees are located in foreign countries and, accordingly, they may be obligated to withhold foreign taxes based upon local and country requirements of the taxing authority.  However, for our income tax purposes, all income is deemed to be sourced in the United States, regardless of the location of the licensee.

The provision for income taxes on continuing operations consists of the following:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$—	$—	$—
State	41,195	98,006	144,923
Foreign	2,977,135	2,160,021	1,667,839
Total	3,018,330	2,258,027	1,812,762
Deferred:
Federal	(2,258,217)	(1,528,883)	(1,704,301)
State	—	—	—
Foreign	—	—	—
Change in valuation allowance, net	(707,960)	(631,138)	9,082
Total	(2,966,177)	(2,160,021)	(1,695,219)
Total income tax provision	$52,153	$98,006	$117,543

The reconciliation of the income tax expense computed at U.S. federal statutory rates to the provision for income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008
Tax at U.S. federal statutory rates	$1,039,284	$759,436	$179,821
State income taxes, net of federal benefit	1,600	130,320	30,857
Nondeductible expenses	55,448	39,433	32,692
Change in valuation allowance, net	(707,960)	(631,138)	9,082
Research and development credit	(332,317)	(199,984)	(131,768)
Foreign tax rate differential and other	(3,902)	(61)	(3,141)
Total income tax expense	$52,153	$98,006	$117,543

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Depreciation and amortization	$650,942	$504,561
Accruals	416,531	663,537
Net operating loss carryforwards	—	16,492
Tax credit carryforwards	10,765,835	8,871,580
Capital loss carryforwards	6,460,261	6,460,261
Other	2,909,253	2,428,174
Valuation allowance	(12,605,203)	(13,313,163)
Total net deferred tax assets	$8,597,619	$5,631,442

The Company has federal and state net operating loss carryforwards at December 31, 2010 of $4,456,821 and $5,598,943, respectively. Such net operating losses relate to excess tax benefits and have not been recognized.  These net operating loss carryforwards will begin to expire in 2014 and will continue to expire through 2027. The Company also has federal and state research credits of approximately $1,354,401 and $532,976, respectively, which will begin to expire in 2011 and will continue to expire through 2030 for federal and carryforward indefinitely for state purposes. In addition, the Company has federal foreign tax credit carryforwards of $10,270,431 at December 31, 2010, which will begin to expire in 2014 and will continue to expire through 2020. The Company also has federal and state capital loss carryforwards at December 31, 2009 of $16,219,585, which will expire in 2011.

As of December 31, 2010, a valuation allowance of $12,605,203 has been provided based on the Company’s assessment of the future realizability of deferred tax assets. The valuation allowance on deferred tax assets relates to future deductible temporary differences, capital loss carryforwards, foreign tax credit carryforwards, research and development credit carryforwards, and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

The use of loss carryforwards and tax credit carry forwards may become limited in the event of an ownership change as defined under Internal Revenue Code section 382. The Company commissioned a section 382 study in 2008, which confirmed that there have been no ownership changes through 2007.  As of December 31, 2010 the Company has not completed a section 382 study to determine if there were ownership changes for the tax years ended 2008, 2009 and 2010.  Further, due to a change in California tax law in fiscal year 2008, net operating loss carryforwards may not be used in 2008, 2009, 2010 and 2011, and research and development credits were limited to fifty percent of the Company’s net tax in 2008 and 2009.

The Company determined at the beginning of fiscal year 2007 that it did not have any unrecorded tax contingencies and therefore a roll forward of the tax contingency reserve that reconciles the beginning and ending balance of the reserve was not necessary as there was no tax contingency reserve. The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2010, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions.

Revenue is recognized gross of foreign withholding taxes that are remitted by our licensees directly to foreign tax authorities. Withholding taxes were $2.9 million, $2.2 million and $1.7 million in 2010, 2009 and 2008, respectively.

6. Stockholders’ Equity and Share-Based Compensation

Stock Award/Option Plans/Warrants

In July 1996, the Board adopted and the Company’s stockholders approved the 1996 Long-Term Incentive Plan (as amended and restated, the “1996 Plan”), for which 1,000,000 shares of the Company’s common stock were initially reserved for issuance to officers, employees and consultants of the Company. The number of shares reserved for issuance under the 1996 Plan was increased in June 1997, June 1998, June 2000 and June 2003 by 1,000,000, 2,500,000, 2,500,000 and 1,500,000 shares, respectively.  The Compensation Committee or, in the absence of a Compensation Committee, the Board, as a whole, has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2010, options to purchase 1,055,561 shares of the Company’s common stock were outstanding under the 1996 Plan. No additional options have been, or will be, granted under the 1996 Plan since the date of stockholder approval of the 2006 Plan (defined below).

In July 1996, the Board adopted and the Company’s stockholders approved the 1996 Non-employee Directors Stock Option Plan (the “Non-employee Directors Plan”), a non-discretionary formula plan for which 120,000 shares of the Company’s common stock were reserved for issuance to the Company’s non-employee directors. A committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan administers the Non-employee Directors Plan. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three-year period, the first installment vesting on the date of grant. In June 1999, the Company’s stockholders approved the Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Amended Non-employee Directors Plan”). Among the changes set forth in the Amended Non-employee Directors Plan was to increase by 130,000 the number of shares of common stock that may be issued under the plan. In June 2001, the Board adopted and the Company’s stockholders approved an amendment to the Amended Non-employee Directors Plan to increase the number of shares reserved for issuance under the plan by 250,000. As of December 31, 2010, options to purchase 157,500 shares of common stock were outstanding under the Amended Non-employee Directors Plan. There are 265,000 shares of common stock available for grant under the Non-employee Directors Plan as of December 31, 2010.

On June 22, 2006, the Board adopted and the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”), for which 1,500,000 shares of the Company’s common stock were initially reserved for issuance under the plan. Either the Board or a committee appointed by the Board (the “Committee”) will administer the 2006 Plan. The Compensation Committee is currently acting as the Committee for purposes of the 2006 Plan. Under the 2006 Plan, the Committee may grant options that are intended to qualify as incentive stock options. Additionally, the Committee may also grant share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, and performance awards. The vesting period is dependent on the type of award granted and may be determined by the Committee. In June 2008, the Board adopted and the Company’s stockholders approved an amendment to the 2006 Plan to increase the number of shares reserved for issuance under the plan by 1,750,000. In June 2009, the Board adopted and the Company’s stockholders approved an amendment to the 2006 Plan to increase the number of shares reserved for issuance under the plan by 1,000,000. As of December 31, 2010, options to purchase 3,430,332 shares of common stock were outstanding under the 2006 Plan. There are 707,871 shares of common stock available for grant under the 2006 Plan as of December 31, 2010.

Share-Based Compensation

We account for stock-based compensation by measuring all employee stock-based compensation awards using a fair-value method and record such expense in the consolidated financial statements over the requisite service period.  Although share appreciation rights, restricted shares, unrestricted shares, deferred share units and performance awards may be granted under our incentive plans, the Committee has only historically granted stock options.  Accordingly, the information set forth below relates solely to stock options.

Total compensation cost recognized in 2010, 2009, and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008
Sales and marketing	$703,876	511,301	458,610
Research and development	551,934	457,464	399,630
General and administrative	997,920	987,292	919,228
Total compensation cost recognized	2,253,730	1,956,057	1,777,468

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 10 years and vest and become exercisable over a four-year service period.

The fair value of each share-based award is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term for options granted in 2010, 2009, and 2008 was calculated based upon the historical term of the Company’s option grants and review of the terms of the Company’s peers.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected term (in years)	3.80	4.23	4.67
Expected volatility	49%	54%	56%
Risk-free interest rate	1.09%	1.96%	3.4%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Weighted-average fair value at date of grant	$3.40	$2.86	$2.80
Intrinsic value of options exercised	$1,104,364	$464,136	$192,314

A summary of option activity under the stock option plans and changes during the year ended December 31, 2010 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (in Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	3,948,378	$6.05
Granted	1,032,720	8.90
Cancelled/Forfeited	(94,350)	9.55
Exercised	(243,355)	4.68
Outstanding, December 31, 2010	4,643,393	$6.68	7.05	$10,390,675
Options exercisable, December 31, 2010	2,488,943	$5.94	5.36	$7,484,420

A summary of the activity of the Company’s non-vested shares during the year ended December 31, 2010 is presented below:

				Remaining
		Weighted-Average		Unrecognized
	Shares	Grant Date Fair Value	Remaining Years to Vest	Compensation Cost
Nonvested, January 1, 2010	1,959,904	$2.96
Granted	1,032,720	3.40
Vested	(775,824)	3.12
Forfeited	(62,350)	2.81
Nonvested, December 31, 2010	2,154,450	$3.12	4.08	$4,037,146

The following table summarizes information concerning currently outstanding and exercisable options and warrants at December 31, 2010.

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Exercisable As of 12/31/2010	Weighted Average Exercise Price
$1.91—$3.80	323,464	1.18	$2.82	323,464	$2.82
$3.81—$5.70	1,257,382	6.64	4.90	824,176	4.91
$5.71—$7.60	1,634,317	7.08	6.65	946,387	6.35
$7.61—$9.50	1,281,730	8.95	9.02	274,916	9.29
$9.51—$11.40	146,500	6.69	10.54	120,000	10.62
	4,643,393	7.05	$6.68	2,488,943	$5.94

7. Segment Information

The Company’s revenue is solely derived from licensing related revenue. The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. Licensing-related revenue is summarized based on the location of the licensee’s corporate headquarters. For product and online sales, revenue is allocated to the United States region.  In 2008, the Greater China region was broken down into the China and Asia Pacific region. The China region includes all licensees with their corporate headquarters located in mainland China.  The Asia Pacific region includes all licensees with their corporate headquarters located in Taiwan and Hong Kong.

	Years Ended December 31,
	2010	%	2009	%	2008	%
Geographic Area Revenue:
Korea	$13,691,746	44%	$11,551,403	46%	$9,624,459	52%
United States	7,465,114	24	6,440,033	26	1,744,502	10
Japan	4,930,915	16	4,375,139	17	5,357,286	29
Asia Pacific	2,482,756	8	647,220	3	430,598	2
China	2,033,444	6	1,548,496	6	838,754	5
Europe	616,414	2	402,286	2	337,079	2
Total	$31,220,389	100%	$24,964,577	100%	$18,332,678	100%

8. Revolving Line of Credit

On August 12, 2010, we entered into a Revolving Credit Agreement (collectively with the Revolving Credit Note and related documents, the “Loan Documents”) with U.S. Bank N.A. (the “Bank”).  The Loan Documents provide the Company with a $5.0 million revolving line of credit, which is available until June 30, 2011, to be used for working capital purposes.  Interest on borrowed amounts under the revolving line of credit is payable monthly at one of the following rates selected by the Company (and upon notice to the Bank as required by the Loan Documents):  (i) the prime rate announced by the Bank from time to time minus 1.00% or (ii) 2.00% plus the 1, 2, 3, 6 or 12 month LIBOR rate quoted by the Bank or any successor thereto.  The revolving credit agreement contains various covenants, the more significant of which require us to maintain a minimum fixed charge coverage ratio and certain levels of liquid assets. We were in compliance with all of the Bank’s covenants as of December 31, 2010. In addition, the Company is obligated to pay an unused line fee of 0.25% per annum, payable quarterly in arrears, applied to the unused portion of the revolving line of credit.  As of December 31, 2010, the Company has not borrowed from the revolving line of credit.

9. Employee Benefit Plan

The Company’s employees based in the United States may participate in a salary deferral plan (the “401(k) Plan”), pursuant to which eligible employees can contribute up to 75% of their eligible compensation. The Company also may contribute on a discretionary basis. The Company’s matching contribution vests ratably over a four year period. During the years ended December 31, 2010, 2009 and 2008, the Company contributed approximately $197,513, $153,141 and $121,723, respectively, to the 401(k) Plan.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
For the year ended December 31, 2010:
Allowance for doubtful accounts	$47,527	$—	$840	$46,687
For the year ended December 31, 2009:
Allowance for doubtful accounts	$—	$60,000	$12,473	$47,527
For the year ended December 31, 2008:
Allowance for doubtful accounts	$72,714	$11,189	$83,903	$—

EXHIBIT INDEX

Exhibit Number	Description
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

10.5

Form of Indemnification Agreement (entered into with David Dukes, Thomas C.K. Yuen, Winston E. Hickman, Carol L. Miltner, Sam Yau, Alan D. Kraemer, Jeff Klaas, Sarah Yang, and Allen Gharapetian), previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010, which is incorporated herein by reference.

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

10.26

Revolving Credit Agreement [effective June 30, 2010 / entered into on August 12, 2010], and related documents and agreements, by and between SRS Labs, Inc. and U.S. Bank N.A., previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2010 which is incorporated herein by reference.

10.27

Settlement Agreement effective September 9, 2010 by and between SRS Labs, Inc. and Sony Corporation, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2010 which is incorporated herein by reference.

10.28	Standard Industrial/Commercial Multi-tenant Lease dated February 7, 2011, by and between SRS Labs, Inc. and Daimler Commerce Partners, L.P.

Other Exhibits

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, dated February 22, 2010.

31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.