Form 10-Q
period 2011-03-31
SRS LABS INC
filed 2011-05-05
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 27, 2011, 14,906,799 of the issuer’s common stock, par value $.001 per share, were outstanding.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2011

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” and “our” means SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company), Shanghai Representative Office of SRS Labs, Inc. (a Chinese company) and SRS Labs Japan, KK (a Japanese company).

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Quarterly Report, including, but not limited to, those relating to our future operating results, profitability, growth and capital requirements, our investment and expansion plans, changes in our competitive position, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, could, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, likely or similar expressions or variations of these terms. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed in Part II, Item 1A, “Risk Factors” of this Quarterly Report, including, but not limited to, the loss of any significant customer; the acceptance of new SRS Labs products and technologies; our ability to increase our brand awareness and enter into new or expanded license arrangements; the impact of competitive products and pricing; general economic and business conditions that may adversely impact sales of consumer products incorporating our technologies or that otherwise may impact our operating results and future performance; the timely development and release of technologies by the Company; and other factors identified from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,301,480	$10,697,827
Accounts receivable, net	1,893,893	1,191,847
Prepaid expenses and other current assets	1,144,798	1,069,900
Short-term investments	24,436,000	19,033,000
Total Current Assets	39,776,171	31,992,574

Long-term investments	5,568,000	13,323,000
Property and equipment, net	1,101,665	672,220
Intangible assets, net	2,675,393	2,761,432
Deferred income taxes, net	9,409,633	8,597,619
Total Assets	$58,530,862	$57,346,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$722,911	$516,470
Accrued liabilities	1,423,987	1,434,970
Deferred revenue	526,172	601,825
Total Current Liabilities	2,673,070	2,553,265

Commitments and contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 14,904,085 issued and 14,874,754 outstanding at March 31, 2011 and 14,807,070 shares issued and outstanding at December 31, 2010	14,905	14,808
Additional paid-in capital	69,552,431	68,520,878
Treasury stock at cost, 29,331 and 0 shares at March 31, 2011 and December 31, 2010, respectively	(259,805)	—
Accumulated deficit	(13,449,739)	(13,742,106)
Total Stockholders’ Equity	55,857,792	54,793,580
Total Liabilities and Stockholders’ Equity	$58,530,862	$57,346,845

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$8,181,193	$8,385,391
Cost of sales	147,131	64,484
Gross profit	8,034,062	8,320,907

Operating expenses:
Sales and marketing	3,801,717	3,420,544
Research and development	2,313,675	1,889,993
General and administrative	1,668,187	1,565,298
Total operating expenses	7,783,579	6,875,835

Operating income	250,483	1,445,072
Other income, net	44,667	29,639
Income before income taxes	295,150	1,474,711
Income taxes	2,783	8,367
Net income	$292,367	$1,466,344

Net income per common share:
Basic	$0.02	$0.10
Diluted	$0.02	$0.10

Weighted average shares used in the per common share calculation:
Basic	14,866,238	14,572,269
Diluted	15,884,335	15,320,917

 See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
BALANCE, December 31, 2010	14,807,070	$14,808	$68,520,878	$—	$(13,742,106)	$54,793,580

Proceeds from exercise of stock options	97,015	97	403,334	—	—	403,431
Purchase of treasury stock	(29,331)	—	—	(259,805)	—	(259,805)
Share-based compensation	—	—	628,219	—	—	628,219
Net income	—	—	—	—	292,367	292,367

BALANCE, March 31, 2011	14,874,754	$14,905	$69,552,431	$(259,805)	$(13,449,739)	$55,857,792

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$292,367	$1,466,344
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	249,698	203,320
Deferred taxes	(812,014)	(759,000)
Share-based compensation	628,219	581,162
Changes in operating assets and liabilities:
Accounts receivable	(702,046)	(855,729)
Prepaid expenses and other current assets	(74,898)	64,536
Accounts payable	206,441	9,911
Accrued liabilities	(10,983)	(109,022)
Deferred revenue	(75,653)	(199,064)
Net cash (used in) provided by operating activities	(298,869)	402,458

Cash Flows from Investing Activities:
Purchase of short-term and long-term investments	(1,644,000)	(7,506,000)
Proceeds from sale of short-term investments	3,996,000	679,000
Purchase of property and equipment	(508,695)	(50,978)
Expenditures related to intangible assets	(84,409)	(186,143)
Net cash provided by (used in) investing activities	1,758,896	(7,064,121)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	403,431	103,706
Purchase of treasury stock	(259,805)	—
Net cash provided by financing activities	143,626	103,706

Net Increase (Decrease) in Cash and Cash Equivalents	1,603,653	(6,557,957)
Cash and Cash Equivalents, Beginning of Period	10,697,827	27,988,164
Cash and Cash Equivalents, End of Period	$12,301,480	$21,430,207

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$759,527	$693,095

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Basis of Presentation and Summary of Significant Accounting Policies and Estimates

As used herein, the  “Company,” “SRS Labs,” “SRS,” “we,” “us,” and “our” means SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company), Shanghai Representative Office of SRS Labs, Inc. (a Chinese company) and SRS Labs Japan, KK (a Japanese company).  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the SEC for interim reporting. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.  The condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2010.

Estimates

The preparation of financial statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results could differ materially from those estimates. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 for an additional discussion of the significant accounting policies and estimates used in the preparation of our financial statements.

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

Short-term and Long-term Investments

Short-term investments consist of certificates of deposit and U.S. treasury bills that mature within one year.  Long-term investments consist of certificates of deposit that mature beyond one year.  All of the certificates of deposit are fully FDIC insured. The Company has not experienced any losses on its short and long-term investments.

Revenue Recognition

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allows the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics devices and are therefore typically recognized by us following shipment of the devices by the original equipment manufacturer (“OEM”).  Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and were not material in the three months ended March 31, 2011 or 2010. The Company may offer customer support or license support programs in the form of assisting the licensee with implementing the Company’s technology into the manufactured products of the licensee to ensure that the licensee receives the maximum benefit from the Company’s technology.  Such customer support is not contractually mandated and is generally provided on a discretionary basis to assist the customer and to improve customer relations.  Such customer support generally does not extend past the time in which the licensed technology is placed in service or implemented in any given device by the licensee.  In this regard, any support services occur during a finite period prior to the sale or revenue recognition.

Customer Concentrations

For the three months ended March 31, 2011 and 2010, one customer, Samsung, accounted for approximately 46% and 39%, respectively, of our revenues.  The revenue from Samsung is derived from multiple technology license agreements with various divisions of Samsung.

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

2.             Intangible Assets

Intangible assets consist of the following:

	March 31, 2011	December 31, 2010
Patents	$4,536,326	$4,467,541
Accumulated amortization	(2,486,659)	(2,399,801)
Patents, net	2,049,667	2,067,740
Other intangibles	1,693,780	1,678,155
Accumulated amortization	(1,068,054)	(984,463)
Other intangibles, net	625,726	693,692
Intangible assets, net	$2,675,393	$2,761,432

Amortization expense associated with our intangibles was $170,448 and $137,946 in the three months ended March 31, 2011 and 2010, respectively.  Amortization expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Basic and diluted net income per share are as follows:

	For the Three Months Ended March 31,
	2011	2010
BASIC EPS
Net income	$292,367	$1,466,344
Denominator: weighted average common shares outstanding	14,866,238	14,572,269
Basic net income per share	$0.02	$0.10

DILUTED EPS
Net income	$292,367	$1,466,344
Denominator: weighted average common shares outstanding	14,866,238	14,572,269
Dilutive common equivalent shares outstanding:
Options	1,018,097	748,648
Total diluted potential common shares	15,884,335	15,320,917
Diluted net income per share	$0.02	$0.10

For the three months ended March 31, 2011 and 2010, there were outstanding options to purchase an aggregate of 1,214,420 and 1,548,680 shares, respectively, of the Company’s common stock that were not included in the computation of dilutive net income per share above because they would be anti-dilutive.

4.             Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted, we currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in aggregate, is expected have a material adverse effect on the Company’s consolidated financial position or results of operations.

5.             Segment Information

The Company operates in one reportable segment as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.  The following schedule presents the Company’s revenue by geographic area.  Licensing-related revenue is summarized based on the location of the licensee’s corporate headquarters.  For product and online sales, revenue is allocated to the United States.  The China region includes all licensees with corporate headquarters located in mainland China.  The Asia Pacific region includes all licensees with corporate headquarters located in Taiwan, Hong Kong and India.

	Three Months Ended March 31,
	2011	%	2010	%
Geographic Area Revenues:
Korea	$3,829,923	47%	$3,645,082	43%
United States	1,993,237	24	2,193,299	26
Asia Pacific	898,997	11	446,786	5
Japan	819,277	10	1,424,908	17
China	468,929	6	463,738	6
Europe	170,830	2	211,578	3

Total	$8,181,193	100%	$8,385,391	100%

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the three months ended March 31, 2011.  Financial assets measured at fair value on a recurring basis as of March 31, 2011 are classified below:

	Level 1	Level 2	Level 3	Total

Money market funds	$11,580,000	$—	$—	$11,580,000

Total	$11,580,000	$—	$—	$11,580,000

7.             Revolving Line of Credit

The Company has a $5.0 million revolving line of credit, which is available until June 30, 2011, to be used for working capital purposes.  As of March 31, 2011, the Company has no borrowings from the revolving line of credit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

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

During the three months ended March 31, 2011 and 2010, licensing revenues from the home entertainment market represented 64% and 67%, respectively, of our total revenues in such periods.  In the home entertainment market, our technologies have achieved broad market acceptance in the television sector.  We plan to continue to leverage our success in the television sector to expand our audio technologies into a variety of other consumer electronics devices, including PCs, mobile phones, portable media devices and automotive audio systems, but our technologies to date have only been incorporated in products representing only a small portion of the total market opportunity.  The consumer electronics market in general is characterized by rapid technological changes, short product life cycles, seasonality, significant price erosion and competition, any of which may impede our ability to gain broad market acceptance for our technologies in other consumer electronics devices.  Nonetheless, we plan to continue to seek other opportunities where we can continue to leverage our core technologies and expertise.  If we are able to successfully gain broad market share for our technologies in any other market, it could significantly improve our revenues and brand name recognition.

Critical Accounting Policies

Our critical accounting policies have been disclosed in our Form 10-K for the year ended December 31, 2010. Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited consolidated financial statements for the three months ended March 31, 2011 and 2010, which have been prepared in accordance with GAAP.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allows the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics devices and are therefore typically recognized by us following shipment of the devices by the OEM.  Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the

Internet.  Revenues associated with those sales are recognized upon shipment and were not material in the three months ended March 31, 2011 or 2010. We may offer customer support or license support programs in the form of assisting the licensee with implementing our technology into the manufactured products of the licensee to ensure that the licensee receives the maximum benefit from our technology.  Such customer support is not contractually mandated and generally provided on a discretionary basis to assist the customer and improve customer relations.  Such customer support generally does not extend past the time in which the licensed technology is placed in service or implemented in any given device by the licensee.   In this regard, any support services are not contractual and occur during a finite period prior to the sale or revenue recognition.

Our revenues were $8,181,193 for the three months ended March 31, 2011, compared to $8,385,391 for the three months ended March 31, 2010, a decrease of $204,198 or 2%.  Revenues in the personal telecommunications market increased by $336,831 in the current quarter primarily due to increased royalties from higher volumes from Samsung and new licensees. In the automotive market, revenues increased by $128,080 in the current quarter primarily due to higher revenues from our Japanese customers who provide line install, dealer option and aftermarket automotive audio systems to many of the significant Japanese automotive manufacturers.  Revenues from the home entertainment market decreased by $379,631 in the current quarter due to a decrease in royalty recoveries, which was  $261,808 and $643,461 in the three months ended March 31, 2011 and 2010, respectively, from certain customers in the home entertainment market segment. In the personal computer market, our total revenues decreased by $287,439 in the current quarter due to decreased volume shipment of personal computers by our existing licensees.  Overall, we have not experienced a material change in our per unit license rates in the current period other than volume pricing discounts provided pursuant to existing contractual obligations.

On March 11, 2011, a 9.0 magnitude earthquake occurred off the coast of Japan, which triggered an extremely destructive tsunami wave that struck Japan shortly after the earthquake.  These events have caused extensive and severe structural damage in Japan, which has resulted in various disruptions to the manufacture of certain consumer electronics products in Asia. During the quarter ended March 31, 2011, we did not experience any significant revenue declines as a result of these events, however, we anticipate that many manufacturers of consumer electronics in Asia may have been adversely impacted by these events, which in turn may adversely impact our revenues in future periods.

The following table presents our licensing revenues mix by market:

	Three Months Ended March 31,
	2011	2010
Home entertainment (TV, set top box)	64%	67%
Personal telecommunications (mobile phone, PDA)	14	10
PC (software, hardware)	12	15
Automotive	7	5
Portable media devices (digital media player, headphone)	3	3

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries and benefits, sales consultants’ fees and related expenses, sales commissions, tradeshow costs and costs associated with branding activities. Sales and marketing expenses were $3,801,717 for the three months ended March 31, 2011, compared to $3,420,544 for the same prior year period, an increase of $381,173 or 11%.  This increase was primarily related to payroll and related costs associated with the net increase of six sales and marketing personnel since March 31, 2010.  Included in sales and marketing expenses is share-based compensation expense of $219,749 and $177,195 for the three months ended March 31, 2011 and 2010, respectively.  Other than continuing to add strategic hires, particularly to address new market opportunities and segments, the Company believes it is currently appropriately staffed based on the hiring efforts over the past couple of years.  As a percentage of total revenues, sales and marketing expenses increased from 41% for the quarter ended March 31, 2010 to 46% for the same period this year.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies, and consulting fees. Research and development expenses were $2,313,675 for the three months ended March 31, 2011, compared to $1,889,993 for the same prior year period, an increase of $423,682 or 22%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring sixteen additional engineers since March 31, 2010.  Included in research and development expenses is share-based compensation expense of $148,806 and $149,508 for the three months ended March 31, 2011 and 2010, respectively.  Other than continuing to add strategic hires, particularly to address new market opportunities and segments, the Company believes it is currently appropriately staffed based on the hiring efforts over the past couple of years.  As a percentage of total revenues, research and development expenses increased from 23% for the quarter ended March 31, 2010 to 28% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, attorneys’ fees, accounting fees, depreciation of the Company’s assets, patent amortization, and other professional fees. G&A expenses were $1,668,187 for the three months ended March 31, 2011, compared to $1,565,298 for the same prior year period, an increase of $102,889 or 7%.  The increase was primarily attributable to an increase in amortization costs due to the issuance of additional patents and purchased technology, and also due to a lesser extent, due to increased payroll and related costs related to the hiring of one additional accountant since the prior year period.  Included in G&A expenses was share-based compensation expense of $259,664 and $254,459 for the three months ended March 31, 2011 and 2010, respectively.  As a percentage of total revenues, G&A expenses increased from 19% for the quarter ended March 31, 2010 to 20% for the same period this year.

Other Income, Net

Other income, net consists primarily of interest income. Other income, net was $44,667 for the three months ended March 31, 2011, compared to $29,639 for the same prior year period, an increase of $15,028 or 51%.  We have primarily invested our cash in low-risk, highly liquid investments such as fully insured certificates of deposits and assets backed by the United States Treasury.  We continue to monitor our cash assets to maximize our interest income while maintaining an acceptable level of risk.  The Company did not realize any losses on its investments in the current or prior year periods.

Income Taxes

Income tax expense for the three months ended March 31, 2011 was $2,783, compared to $8,367 for the same prior year period.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $812,014 and $759,000 for the three months ended March 31, 2011 and 2010, respectively, based on our assessment of the future estimated realization of such assets.

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at March 31, 2011 consisted of cash, cash equivalents and short-and long-term investments of $42,305,480.  At March 31, 2011, we had cash and cash equivalents of $12,301,480, short-term investments of $24,436,000 and long-term investments of $5,568,000.  Cash and cash equivalents generally consist of cash and money market funds with original maturities of three months or less. The money market funds are primarily invested in U.S. government obligations.  Short-term investments consist of certificates of deposit and treasury bills with maturities less than 12 months.  Long-term investments consist of certificates of deposit that mature beyond one year.  The cash and certificates of deposit are FDIC insured.  The Company has not experienced any losses on its cash and cash equivalents or its short and long-term investments in the current period.

Net cash used in operating activities was $298,869 and net cash provided by operating activities was $402,458 for the three months ended March 31, 2011 and 2010, respectively.  The decrease in our cash flows from operating activities was primarily the result of net income of $292,367 during the three months ended March 31, 2011, compared to net income of $1,466,344 during the three months ended March 31, 2010.  This was offset by changes in our operating assets and liabilities specifically, an increase in our accounts payable of $206,441 during the three months ended March 31, 2011 compared to an increase of $9,911 during the three months ended March 31, 2010.  The increase in accounts payable during the three months ended March 31, 2011 was primarily due to timing of payments.

Net cash provided by investing activities was $1,758,896 and net cash used in investing activities was $7,064,121 during the three months ended March 31, 2011 and 2010, respectively.  The increase in cash provided by investing activities during the three months ended March 31, 2011 was attributable primarily to the proceeds of short-term investments in the current period.  This was offset by the purchases of short and long-term investments.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Except as follows, there have been no material changes to the information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As of March 31, 2011, the Company had $30.0 million in short and long-term investments held in certificates of deposit (“CDs”) and U.S. treasuries, all of which are federally insured.  The CDs had stated interest rates when purchased, and we plan to hold the CDs to maturity.  As of March 31, 2011, the Company has $12.3 million in cash and cash equivalents, primarily held in money market funds, which are invested in U.S. government obligations.  We have not realized any losses on any of our investments in the current or prior year periods. We believe that we have limited our exposure to interest rate risk as a result of investing in only federally insured CDs and U.S. government obligations.  Because of the conservative nature of these investments, interest rate fluctuations and exposure to interest rate risk has been minimal and immaterial.

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

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during our first quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Currently, we generate a majority of our revenue in the home entertainment market, principally through the inclusion of SRS technology inside flat panel LCD and plasma televisions. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. Consumer spending on home entertainment products is subject to significant fluctuations, and there is significant price competition for such products. Retail prices for certain consumer electronics products that include our audio technology have decreased significantly, and we expect that this trend will continue for the foreseeable future. In addition, from time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenues. For example, for the quarter ended March 31, 2011, Samsung accounted for approximately 46% of our consolidated revenues. These manufacturers could develop their own technologies or decide to exclude our audio rendering technology from their products altogether in an effort to reduce cost, our revenues and profitability could be adversely impacted.  For example, during 2007, we were informed by Sony that they were no longer using our technology in the majority of their televisions.  The loss of any key customer in the future could have a material adverse affect on our financial condition and results of operations.

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

We conduct sales and customer support operations in a number of countries throughout the world that require refinement to adapt to the changing market conditions on a regional basis. In addition, many of our significant customers are headquartered in the Asia region, particularly Korea and Japan. Approximately 74%, 72% and 88% of our revenues were derived from customers with headquarters located in the Asia markets during the years ended December 31, 2010, 2009, and 2008, respectively. We expect to continue to derive a significant portion of our revenues from sales to customers in these markets for the foreseeable future. Also, a substantial number of products incorporating our technologies are manufactured, assembled and tested by third parties in Asia. As a result, we are subject to a number of risks of conducting business outside of the United States, any of which could have a material adverse impact on our business and results of operations, including:

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

•                  potentially adverse tax consequences and the complexities of foreign value added tax systems; and

•                  other factors beyond our control, including major health concerns  and  natural disasters, including but not limited, to the impact on our future revenues as a result of the recent earthquake, tsunami and related events in Japan.

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

The consumer electronics industry may be negatively impacted by the devastating effects of the earthquake and tsunami that recently hit Japan.

On March 11, 2011, a 9.0 magnitude earthquake occurred off the coast of Japan, which triggered an extremely destructive tsunami wave that struck Japan shortly after the earthquake.  These events have caused extensive and severe structural damage in Japan, including heavy damage to nuclear power plants, manufacturing facilities, roads and railways, as well as fires in many areas.  As a result of these disasters, many manufacturers of consumer electronics in Asia may have been adversely impacted by these events. During the year ended December 31, 2010 and the quarter ended March 31, 2011, a majority of our revenues were derived from licensees with corporate headquarters located in Asia.  While we did not experience any significant revenue declines as a result of these disasters in the quarter ended March 31, 2011, we are not certain what impact these events will have on our future revenues, and it is possible that these events could have a material adverse effect on our business and future revenues.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 18, 2011, the Company’s Board of Directors approved a stock repurchase program.  Under the stock repurchase program, the Company may acquire up to one million shares of the Company’s outstanding common stock on or before December 31, 2011.  Purchases may be made from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions, share price and other factors.  All repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. The following table details our common stock repurchases for the three months ended March 31, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2011	—	—	—	—
February 1-28, 2011	—	—	—	—
March 1-31, 2011	29,331	$8.89	29,331	970,669
Total	29,331	$8.89	29,331	970,669

Item 6.  Exhibits

The exhibits listed below are hereby filed with the SEC as part of this report.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC., a Delaware corporation

Date: May 5, 2011	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2011	By:	/S/ ULRICH GOTTSCHLING
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