Form 10-Q
period 2011-06-30
SRS LABS INC
filed 2011-08-08
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 25, 2011, 14,916,246 of the issuer’s common stock, par value $.001 per share, were outstanding.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three Months and Six Months Ended June 30, 2011

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” and “our” means SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company), Shanghai Representative Office of SRS Labs, Inc. (a Chinese company) and SRS Labs Japan, KK (a Japanese company).

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Quarterly Report, including, but not limited to, those relating to our future operating results, profitability, growth and capital requirements, our investment and expansion plans and hiring needs, changes in our competitive position, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, could, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, likely or similar expressions or variations of these terms. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed in Part II, Item 1A, “Risk Factors” of this Quarterly Report, including, but not limited to, the loss of any significant customer; the acceptance of new SRS Labs products and technologies; our ability to increase our brand awareness and enter into new or expanded license arrangements; the impact of competitive products and pricing; general economic and business conditions that may adversely impact sales of consumer products incorporating our technologies or that otherwise may impact our operating results and future performance; the timely development and release of technologies by the Company; and other factors identified from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,847,492	$10,697,827
Accounts receivable, net	1,352,963	1,191,847
Prepaid expenses and other current assets	1,546,511	1,069,900
Short-term investments	25,937,000	19,033,000
Total Current Assets	38,683,966	31,992,574

Long-term investments	6,524,000	13,323,000
Property and equipment, net	1,294,686	672,220
Intangible assets, net	2,600,358	2,761,432
Deferred income taxes, net	10,170,288	8,597,619
Total Assets	$59,273,298	$57,346,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$976,785	$516,470
Accrued liabilities	1,675,940	1,434,970
Deferred revenue	634,549	601,825
Total Current Liabilities	3,287,274	2,553,265

Commitments and contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 14,914,998 issued and 14,885,667 outstanding at June 30, 2011 and 14,807,070 shares issued and outstanding at December 31, 2010	14,916	14,808
Additional paid-in capital	70,218,809	68,520,878
Treasury stock at cost, 29,331 and 0 shares at June 30, 2011 and December 31, 2010, respectively	(259,805)	—
Accumulated deficit	(13,987,896)	(13,742,106)
Total Stockholders’ Equity	55,986,024	54,793,580
Total Liabilities and Stockholders’ Equity	$59,273,298	$57,346,845

See accompanying notes to the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$7,602,066	$7,161,030	$15,783,259	$15,546,422
Cost of sales	191,923	99,870	339,054	164,355

Gross profit	7,410,143	7,061,160	15,444,205	15,382,067

Operating expenses:
Sales and marketing	3,986,544	3,221,144	7,788,261	6,641,687
Research and development	2,168,692	1,826,118	4,482,366	3,716,112
General and administrative	1,843,754	1,431,833	3,511,941	2,997,131
Total operating expenses	7,998,990	6,479,095	15,782,568	13,354,930

Operating (loss) income	(588,847)	582,065	(338,363)	2,027,137
Other income, net	50,690	71,863	95,357	101,502
(Loss) income before income taxes	(538,157)	653,928	(243,006)	2,128,639
Income taxes	—	23,096	2,784	31,463
Net (loss) income	(538,157)	$630,832	(245,790)	$2,097,176

Net (loss) income per common share:
Basic	$(0.04)	$0.04	$(0.02)	$0.14
Diluted	$(0.04)	$0.04	$(0.02)	$0.14

Weighted average shares used in the per share calculations:
Basic	14,879,292	14,637,238	14,872,801	14,604,933
Diluted	14,879,292	15,642,573	14,872,801	15,479,199

 See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
BALANCE, December 31, 2010	14,807,070	$14,808	$68,520,878	$—	$(13,742,106)	$54,793,580

Proceeds from exercise of stock options	107,928	108	460,315	—	—	460,423
Purchase of treasury stock	(29,331)	—	—	(259,805)	—	(259,805)
Share-based compensation	—	—	1,237,616	—	—	1,237,616
Net loss	—	—	—	—	(245,790)	(245,790)

BALANCE, June 30, 2011	14,885,667	$14,916	$70,218,809	$(259,805)	$(13,987,896)	$55,986,024

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(245,790)	$2,097,176
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	530,014	437,530
Deferred taxes	(1,572,669)	(1,484,711)
Share-based compensation	1,237,616	1,126,921
Changes in operating assets and liabilities:
Accounts receivable	(161,116)	(678,165)
Prepaid expenses and other current assets	(476,611)	161,603
Accounts payable	460,315	20,464
Accrued liabilities	240,970	(219,365)
Deferred revenue	32,724	(388,500)
Net cash provided by operating activities	45,453	1,072,953

Cash Flows from Investing Activities:
Purchase of short-term and long-term investments	(16,299,000)	(13,822,000)
Proceeds from sale of short-term investments	16,194,000	679,000
Purchase of property and equipment	(809,491)	(236,864)
Expenditures related to intangible assets	(181,915)	(563,711)
Net cash used in investing activities	(1,096,406)	(13,943,575)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	460,423	563,454
Purchase of treasury stock	(259,805)	—
Net cash provided by financing activities	200,618	563,454

Net Decrease in Cash and Cash Equivalents	(850,335)	(12,307,168)
Cash and Cash Equivalents, Beginning of Period	10,697,827	27,988,164
Cash and Cash Equivalents, End of Period	$9,847,492	$15,680,996

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,475,924	$1,421,276

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.  The condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited consolidated financial statements as of December 31, 2010.

Estimates

The preparation of financial statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results could differ materially from those estimates. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2010 for an additional discussion of the significant accounting policies and estimates used in the preparation of our financial statements.

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

Short-term and Long-term Investments

Short-term investments consist of certificates of deposit and U.S. treasury bills that mature within one year.  Long-term investments consist of certificates of deposit that mature beyond one year.  All of the certificates of deposit are fully insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses on its short and long-term investments.  The Company’s short and long-term investments are classified as held to maturity investments, and are stated at amortized cost, which approximates fair value.

Revenue Recognition

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allows the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics devices and are therefore typically recognized by us following shipment of the devices by the original equipment manufacturer (“OEM”).  Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment. The Company may offer customer support or license support programs in the form of assisting the licensee with implementing the Company’s technology into the manufactured products of the licensee to ensure that the licensee receives the maximum benefit from the Company’s technology.  Such customer support is not contractually mandated and is generally provided on a discretionary basis to assist the customer and to improve customer relations.  Such customer support generally does not extend past the time in which the licensed technology is placed in service or implemented in any given device by the licensee.  In this regard, any support services occur during a finite period prior to the sale or revenue recognition.

Customer Concentrations

For the three months ended June 30, 2011 and 2010, one customer, Samsung, accounted for approximately 39% and 42%, respectively, of our revenues.  For the six months ended June 30, 2011 and 2010, one customer, Samsung, accounted for approximately 41% and 40%, respectively, of our revenue.  The revenue from Samsung is derived from multiple technology license agreements with various divisions of Samsung.

Income Taxes

The Company currently has net operating loss carryforwards and tax credits to offset income taxes.     Due to our licensees being located in foreign countries, they may be obligated to withhold foreign taxes based upon local and country requirements of the taxing authority.

2.                                      Intangible Assets

Intangible assets consist of the following:

	June 30, 2011 (unaudited)	December 31, 2010
Patents	$4,578,212	$4,467,541
Accumulated amortization	(2,575,152)	(2,399,801)
Patents, net	2,003,060	2,067,740
Other intangibles	1,749,401	1,678,155
Accumulated amortization	(1,152,103)	(984,463)
Other intangibles, net	597,298	693,692
Intangible assets, net	$2,600,358	$2,761,432

Amortization expense associated with our intangibles was $172,542 and $164,218 in the three months ended June 30, 2011 and 2010, respectively, and $342,990 and $302,164 in the six months ended June 30, 2011 and 2010, respectively.  Amortization expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

3.                                      Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net (loss) income per common share reflects the maximum dilution, based on the average price of the Company’s common stock during each period, and is computed similar to basic net (loss) income per common share except that the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive stock options had been exercised.

Basic and diluted net (loss) income per share is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
BASIC EPS
Net (loss) income	$(538,157)	$630,832	$(245,790)	$2,097,176
Denominator: weighted average common shares outstanding	14,879,292	14,637,238	14,872,801	14,604,933
Net (loss) income per share	$(0.04)	$0.04	$(0.02)	$0.14

DILUTED EPS
Net (loss) income	$(538,157)	$630,832	$(245,790)	$2,097,176
Denominator: weighted average common shares outstanding	14,879,292	14,637,238	14,872,801	14,604,933
Common equivalent shares outstanding:
Options	—	1,005,335	—	874,266
Total diluted shares	14,879,292	15,642,573	14,872,801	15,479,199
Net (loss) income per share	$(0.04)	$0.04	$(0.02)	$0.14

There were outstanding options to purchase an aggregate of 2,427,005 and 1,207,680 shares of the Company’s common stock for the three months ended June 30, 2011 and 2010, respectively, that were not included in the table above because they would be anti-dilutive.  There were outstanding options to purchase an aggregate of 2,274,205 and 1,253,993 shares of the Company’s common stock for the six months ended June 30, 2011 and 2010, respectively, that were not included in the table above because they would be anti-dilutive.

4.                                      Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted, we currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, is expected have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	%	2010	%	2011	%	2010	%
Geographic Area Revenue:
Korea	$3,196,708	42%	$3,385,582	47%	$7,026,631	45%	$7,030,664	45%
United States	2,286,421	30	1,641,150	23	4,279,658	27	3,834,449	25
Japan	736,763	10	1,018,623	14	1,556,040	10	2,443,532	16
Asia Pacific	696,511	9	496,655	7	1,595,508	10	943,441	6
China	465,501	6	475,395	7	934,430	6	939,133	6
Europe	220,162	3	143,625	2	390,992	2	355,203	2
Total	$7,602,066	100%	$7,161,030	100%	$15,783,259	100%	$15,546,422	100%

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the three months ended June 30, 2011.  Financial assets measured at fair value on a recurring basis as of June 30, 2011 are classified below:

	Level 1	Level 2	Level 3	Total

Money market funds	$8,788,000	$—	$—	$8,788,000

Total	$8,788,000	$—	$—	$8,788,000

7.                                      Revolving Line of Credit

The Company has a $5.0 million revolving line of credit, which is available until June 30, 2012, to be used for working capital purposes.  As of June 30, 2011, the Company has no borrowings from the revolving line of credit and is in compliance with financial covenants.

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

During the three months ended June 30, 2011 and 2010, licensing revenues from the home entertainment market represented 56% and 59%, respectively, of our total revenues in such periods.  In the home entertainment market, our technologies have achieved broad market acceptance in the television sector.  We plan to continue to leverage our success in the television sector to expand our audio technologies into a variety of other consumer electronics devices, including PCs, mobile phones, portable media devices and automotive audio systems, but our technologies to date have only been incorporated in products representing only a small portion of the total market opportunity.  The consumer electronics market in general is characterized by rapid technological changes, short product life cycles, seasonality, significant price erosion and competition, any of which may impede our ability to gain broad market acceptance for our technologies in other consumer electronics devices.  Nonetheless, we plan to continue to seek other opportunities where we can continue to leverage our core technologies and expertise.  If we are able to successfully gain broad market share for our technologies in any other market, it could significantly improve our revenues and brand name recognition.

Critical Accounting Policies

Our critical accounting policies have been disclosed in our Form 10-K for the year ended December 31, 2010. Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited consolidated financial statements for the three and six months ended June 30, 2011 and 2010, which have been prepared in accordance with GAAP.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allows the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics devices and are therefore typically recognized by us following shipment of the devices by the OEM.  Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment.  Revenues from such product sales represented 5% and 1% in the three months ended June 30, 2011 and 2010, respectively. We may offer customer support or license support programs in the form of assisting the licensee with implementing our technology into the manufactured products of the licensee to ensure that the licensee receives the maximum benefit from our technology.  Such customer support is not contractually mandated and generally provided on a discretionary basis to assist the customer and improve customer relations.  Such customer support generally does not extend past the time in which the licensed technology is placed in service or implemented in any given device by the licensee.   In this regard, any support services are not contractual and occur during a finite period prior to the sale or revenue recognition.

Our revenues were $7,602,066 for the three months ended June 30, 2011, compared to $7,161,030 for the three months ended June 30, 2010, an increase of $441,036 or 6%.  The increase was attributable to increased licensing revenue in the personal telecommunications market offset by decreased revenue in the home entertainment and automotive markets.  The revenue growth was also attributable to increased product sales during the quarter.

In the personal telecommunications market, our total licensing revenues increased by $476,168 in the current quarter primarily due to incremental revenue from new licensees and also increased volume shipments from existing licensees.  In the home entertainment market, licensing revenues decreased by $153,011 in the current quarter mainly due to TV and set top box volume decreases from existing licensees.  In the automotive market, licensing revenues decreased by $113,373 in the current quarter primarily due to decreased royalty recoveries and due to the natural disaster in Japan, which severely impacted the Japanese automotive market in March.  Overall, we have not experienced a material change in our per unit license rates in the current period other than volume pricing discounts provided pursuant to existing contractual obligations.

Revenue from product sales were $348,987 in the current quarter, an increase of $303,297 reported in the same quarter a year ago.  The increase was primarily attributable to the successful launch of the iWOW 3D audio enhancement adapter in late Q1 2011.

The earthquake and subsequent Tsunami in Japan in March 2011 have resulted in various disruptions to the manufacture of certain electronics components in Asia, and in particular, Japanese automobile sales have declined significantly. During the quarter ended June 30, 2011, our royalties generated from the automotive segment were negatively impacted by these events. We have not experienced a significant decline in other segments; however, we anticipate that many manufacturers of consumer electronics in Asia may have been adversely effected by these events; which in turn, may adversely impact our revenues in future periods.

The following table presents our licensing revenues mix by market:

	Three Months Ended June 30,
	2011	2010
Home entertainment (TV, set top box)	56%	59%
Personal telecommunications (mobile phone, PDA)	18	12
PC (software, hardware)	17	17
Automotive	7	9
Portable media devices (digital media player, headphone)	2	3
	100%	100%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries and benefits, sales consultants’ fees and related expenses, sales commissions, tradeshow costs and costs associated with branding activities. Sales and marketing expenses were $3,986,544 for the three months ended June 30, 2011, compared to $3,221,144 for the same prior year period, an increase of $765,400 or 24%.  This increase was primarily related to payroll and related costs associated with the addition of eight sales and marketing personnel since June 30, 2010 of which three were hired during the current period.  Additionally, the Company increased its participation in global tradeshows and advertising opportunities, and had incremental costs associated with the launch of new retail products in the current period.  Included in sales and marketing expenses is share-based compensation expense of $231,248 and $168,594 for the three months ended June 30, 2011 and 2010, respectively.  Other than continuing to add strategic hires, particularly to address new market opportunities and segments, the Company believes it is currently appropriately staffed based on the hiring efforts over the past couple of years.  As a percentage of total revenues, sales and marketing expenses increased from 45% for the quarter ended June 30, 2010 to 52% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $2,168,692 for the three months ended June 30, 2011, compared to $1,826,118 for the same prior year period, an increase of $342,574 or 19%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring ten additional engineers since June 30, 2010 all of which were hired in prior periods.  Included in research and development expenses is share-based compensation expense of $143,974 and $135,238 for the three months ended June 30, 2011 and 2010, respectively.  Other than continuing to add strategic hires, particularly to address new market opportunities and segments, the Company believes it is currently appropriately staffed based on the hiring efforts over the past couple of years.  As a percentage of total revenues, research and development expenses increased from 26% for the quarter ended June 30, 2010 to 29% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, attorneys’ fees, accounting fees, depreciation of the Company’s assets, patent amortization, and other professional fees.  G&A expenses were $1,843,754 for the three months ended June 30, 2011, compared to $1,431,833 for the same prior year period, an increase of $411,921 or 29%.  This increase was primarily related to one-time costs of approximately $200,000 associated with the Company’s separation from its former Chief Financial Officer, increased legal and other professional fees, and incremental costs associated with the expansion of the Company’s headquarter facilities in the current period.  Included in G&A expenses was share-based compensation expense of $234,175 and $241,927 for the three months ended June 30, 2011 and 2010, respectively.  As a percentage of total revenues, G&A expenses increased from 20% for the quarter ended June 30, 2010 to 24% for the same period this year.

Other Income, Net

Other income, net consists primarily of interest income. Other income, net was $50,690 for the three months ended June 30, 2011, compared to $71,863 for the same prior year period, a decrease of $21,173 or 29%.  This decrease was primarily attributed to the lower interest rates on the Company’s investments in the current period.  Our investment focus continues to be on asset protection of our cash, and as such we have invested our cash in low-risk, high liquidity investments such as fully insured certificates of deposits and assets backed by the United States Treasury.  We continue to monitor our cash assets to maximize our interest income while maintaining an acceptable level of risk.  The Company did not realize any losses on its investments in the current or prior year periods.

Income Taxes

Income tax expense for the three months ended June 30, 2011 was $0, compared to an income tax expense of $23,095 for the same prior year period.  The income tax provision consisted primarily of taxes paid on licensing revenues in the current quarter that were sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $760,655 and $725,711 for the three months ended June 30, 2011 and 2010, respectively, based on our assessment of the future estimated realization of such assets.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

Our revenues were $15,783,259 for the six months ended June 30, 2011, compared to $15,546,422 for the six months ended June 30, 2010, an increase of $236,837 or 2%.  The increase was primarily attributable to increased licensing revenue in the personal telecommunications market offset by decreased revenue in the home entertainment and personal computer markets.  In our personal telecommunications market, licensing revenues increased by $812,999 in the current period due to increased royalties from higher volume shipments from existing licensees and incremental revenue from new licensees.  In the home entertainment market, revenues decreased by $534,956 due to TV and set top box volume decreases from existing licensees.  In the personal computer market, revenues decreased by $284,920 in the current quarter primarily due to decreased volume shipment of personal computers by our existing licensees.

Revenue from product sales were $460,875 in the current period, an increase of $354,469 over the same period a year ago.  The increase was primarily attributable to the successful launch of the iWOW 3D audio enhancement adapter in late Q1 2011.

The following table presents our licensing revenues mix by market:

	Six Months Ended June 30,
	2011	2010
Home entertainment (TV, set top box)	61%	63%
Personal telecommunications (mobile phone, PDA)	16	11
PC (software, hardware)	14	16
Automotive	7	7
Portable media devices (digital media player, headphone)	2	3
	100%	100%

Sales and Marketing

Sales and marketing expenses were $7,788,261 for the six months ended June 30, 2011, compared to $6,641,687 in the same prior year period, an increase of $1,146,574 or 17%.  This increase was primarily attributable to an increase in payroll and commissions and related costs, such as payroll taxes, benefits and recruitment associated with the addition of eight sales and marketing personnel since June 30, 2010 of which three were hired in 2011.  Additionally, the Company had incremental costs associated with the launch of new retail products in the current period.  Included in sales and marketing expenses is share-based compensation expense of $450,997 and $345,788 for the six months ended June 30, 2011 and 2010, respectively.  As a percentage of total revenues, sales and marketing expenses increased from 43% for the six months ended June 30, 2010 to 49% for the same period this year.

Research and Development

Research and development expenses were $4,482,366 for the six months ended June 30, 2011, compared to $3,716,112 for the same prior year period, an increase of $766,254 or 21%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring ten additional engineers since June 30, 2010 of which six were hired in 2011.  Included in research and development expenses is share-based compensation expense of $292,780 and $284,746 for the six months ended June 30, 2011 and 2010, respectively.  As a percentage of total revenues, research and development expenses increased from 24% for the six months ended June 30, 2010 to 28% for the same period this year.

General and Administrative

G&A expenses were $3,511,941 for the six months ended June 30, 2011, compared to $2,997,131 for the same prior year period, an increase of $514,810 or 17%. The increase was primarily attributable to one-time costs of approximately $200,000 associated with the Company’s separation from its former Chief Financial Officer, an increase in accounting, legal, and other professional fees, and incremental costs associated with the expansion of the Company’s headquarter facilities in the current period.  Included in G&A expenses is share-based compensation expense of $493,839 and $496,386 for the six months ended June 30, 2011 and 2010, respectively.  As a percentage of total revenues, G&A expenses increased from 19% for the six months ended June 30, 2010 to 22% for the same period this year.

Other Income, Net

Other income, net was $95,357 for the six months ended June 30, 2011, compared to $101,502 for the same prior year period, a decrease of $6,145 or 6%. This decrease was primarily attributable to lower interest rates on the Company’s investments in the current period.

Income Taxes

Income tax expense was $2,784 and $31,463 for the six months ended June 30, 2011 and 2010, respectively. The income tax provision consisted primarily of taxes paid on licensing revenues in the current quarter that were sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $1,572,669 and $1,484,711 for the six months ended June 30, 2011 and 2010, respectively, based on our assessment of the future estimated realization of such assets.

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at June 30, 2011 consisted of cash, cash equivalents and short-and long-term investments of $42,308,492.  At June 30, 2011, we had cash and cash equivalents of $9,847,492, short-term investments of $25,937,000 and long-term investments of $6,524,000.  Cash and cash equivalents generally consist of cash and money market funds with original maturities of three months or less. The money market funds are primarily invested in U.S. government obligations.  Short-term investments consist of certificates of deposit and treasury bills with maturities less than 12 months.  Long-term investments consist of certificates of deposit that mature beyond one year.  The cash and certificates of deposit are FDIC insured.  The Company has not experienced any losses on its cash and cash equivalents or its short and long-term investments in the current period.

Net cash provided by operating activities was $45,453 and $1,072,953 for the six months ended June 30, 2011 and 2010, respectively.  The decrease in our cash flows from operating activities was primarily the result of net loss of $245,790 during the six months ended June 30, 2011, compared to net income of $2,097,176 during the six months ended June 30, 2010.  This was offset by changes in our operating assets and liabilities, specifically, an increase in our accounts receivable of $161,116 during the six months ended June 30, 2011 compared to an increase of $678,165 during the six months ended June 30, 2010, and an increase in our prepaid expenses of $476,611 during the six months ended June 30, 2011 compared to a decrease of $161,603 during the six months ended June 30, 2010.  Additionally, there was an increase in our accrued liabilities of $240,970 during the six months ended June 30, 2011 compared to a decrease of $219,366 during the six months ended June 30, 2010.  The increases in accounts receivable and accrued liabilities during the six months ended June 30, 2011 was primarily due to increased sales and timing of both cash receipts and payments made.

Net cash used in investing activities was $1,096,406 and $13,943,575 during the six months ended June 30, 2011 and 2010, respectively.  The decrease in cash used in investing activities during the six months ended June 30, 2011 was attributable primarily to the proceeds of short-term investments in the current period.  This was offset by the purchases of short and long-term investments, and purchases of fixed assets due to the expansion of the Company’s facilities in May 2011.

We believe our existing cash, cash equivalents, and short and long-term investment balances together with our available line of credit, will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the impact of existing adverse economic conditions, the expansion of sales and marketing activities, the timing of introductions of new products, continuing market acceptance of our products, and potential acquisitions of businesses or technologies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Except as follows, there have been no material changes to the information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As of June 30, 2011, the Company had $32.5 million in short and long-term investments held in certificates of deposit (“CDs”) and U.S. treasuries, all of which are federally insured.  The CDs had stated interest rates when purchased, and we plan to hold the CDs to maturity.  As of June 30, 2011, the Company has $9.8 million in cash and cash equivalents, primarily held in money market funds, which are invested in U.S. government obligations.  We have not realized any losses on any of our investments in the current or prior year periods. We believe that we have limited our exposure to interest rate risk as a result of investing in only federally insured CDs and U.S. government obligations.  Because of the conservative nature of these investments, interest rate fluctuations and exposure to interest rate risk has been minimal and immaterial.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and President and Maria Oppegard, who is currently serving as our acting Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and, based on this evaluation, have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during our second quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Currently, we generate a majority of our revenue in the home entertainment market, principally through the inclusion of SRS technology inside flat panel LCD and plasma televisions. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. Consumer spending on home entertainment products is subject to significant fluctuations, and there is significant price competition for such products. Retail prices for certain consumer electronics products that include our audio technology have decreased significantly, and we expect that this trend will continue for the foreseeable future. In addition, from time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenues. For example, for the six months ended June 30, 2011, Samsung accounted for approximately 41% of our consolidated revenues. OEM and semiconductor manufacturers could develop their own technologies or decide to exclude our audio rendering technology from their products altogether in an effort to reduce cost, our revenues and profitability could be adversely impacted.  The loss of or a material reduction in revenue generated from any key customer in the future could have a material adverse effect on our financial condition and results of operations.

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

•                       greater resources for competitive activities, such as research and development, strategic acquisitions, alliances, joint ventures, sales and marketing, and lobbying on industry and government standards; and

•                       more technicians and engineers.

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

•                  potentially adverse tax consequences and the complexities of foreign value added tax systems; and

•                  other factors beyond our control, including major health concerns  and  natural disasters, including, but not limited to, the impact on our future revenues as a result of the recent earthquake, tsunami and related events in Japan.

The automotive industry and the consumer electronics industry in general may be negatively impacted by the devastating effects of the recent earthquake and subsequent tsunami in Japan.

The earthquake and subsequent Tsunami in Japan in March 2011 have resulted in extensive and severe structural damage in Japan, including heavy damage to manufacturing facilities, roads and railways. As a result, Japanese automobile manufacturers and other manufacturers of consumer electronics products and components in Asia have been adversely impacted by these events. During the quarter ended June 30, 2011, our royalties generated from the automotive segment were negatively impacted by these events. We have not experienced a significant decline in other segments; however, we anticipate that many manufacturers of consumer electronics in Asia may have been adversely effected by these events; which in turn, may adversely impact our revenues in future periods.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 18, 2011, the Company’s Board of Directors approved a stock repurchase program.  Under the stock repurchase program, the Company may acquire up to one million shares of the Company’s outstanding common stock on or before December 31, 2011.  Purchases may be made from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions, share price and other factors.  All repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets.  We did not have any common stock repurchases during the three months ended June 30, 2011.

Item 6.  Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Report.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
31.2	Certification of Acting Principal Financial Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Principal Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*                    Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC., a Delaware corporation

Date: August 5, 2011	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2011	By:	/S/ MARIA OPPEGARD
Maria Oppegard
Controller
(Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

The exhibits listed below are hereby filed with the SEC as part of this Report.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
31.2	Certification of Acting Principal Financial Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Principal Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*                    Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.