Form 10-Q
period 2011-09-30
SRS LABS INC
filed 2011-11-04
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 25, 2011, 14,594,045 of the issuer’s common stock, par value $.001 per share, were outstanding.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three Months and Nine Months Ended September 30, 2011

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,407,931	$10,697,827
Accounts receivable, net	1,335,637	1,191,847
Prepaid expenses and other current assets	1,952,883	1,069,900
Short-term investments	26,435,000	19,033,000
Total Current Assets	36,131,451	31,992,574

Long-term investments	6,966,763	13,323,000
Property and equipment, net	1,239,834	672,220
Intangible assets, net	2,577,785	2,761,432
Deferred income taxes, net	10,943,288	8,597,619
Total Assets	$57,859,121	$57,346,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,073,367	$516,470
Accrued liabilities	1,832,014	1,434,970
Deferred revenue	441,328	601,825
Total Current Liabilities	3,346,709	2,553,265

Commitments and contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 15,067,076 shares issued and 14,574,045 shares outstanding at September 30, 2011 and 14,807,070 shares issued and outstanding at December 31, 2010	15,068	14,808
Additional paid-in capital	71,684,123	68,520,878
Treasury stock at cost, 493,031 shares and no shares at September 30, 2011 and December 31, 2010, respectively	(3,822,570)	—
Accumulated deficit	(13,364,209)	(13,742,106)
Total Stockholders’ Equity	54,512,412	54,793,580
Total Liabilities and Stockholders’ Equity	$57,859,121	$57,346,845

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$8,421,994	$8,609,140	$24,205,253	$24,155,562
Cost of sales	111,038	63,965	450,092	228,320

Gross profit	8,310,956	8,545,175	23,755,161	23,927,242

Operating expenses:
Sales and marketing	3,806,587	3,387,781	11,594,848	10,029,468
Research and development	2,072,018	2,031,511	6,554,384	5,747,623
General and administrative	1,869,257	1,800,624	5,381,198	4,797,755
Total operating expenses	7,747,862	7,219,916	23,530,430	20,574,846

Operating income	563,094	1,325,259	224,731	3,352,396
Other income, net	62,167	78,042	157,524	179,544
Income before income taxes	625,261	1,403,301	382,255	3,531,940
Income taxes	1,576	62,966	4,358	94,429
Net income	$623,685	$1,340,335	$377,897	$3,437,511

Net income per common share:
Basic	$0.04	$0.09	$0.03	$0.23
Diluted	$0.04	$0.09	$0.02	$0.22

Weighted average shares used in the per share calculations:
Basic	14,771,536	14,705,275	14,838,675	14,638,748
Diluted	15,538,450	15,745,667	15,698,418	15,579,175

 See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
BALANCE, December 31, 2010	14,807,070	$14,808	$68,520,878	$—	$(13,742,106)	$54,793,580

Proceeds from exercise of stock options	260,006	260	1,314,230	—	—	1,314,490
Purchase of treasury stock	(493,031)	—	—	(3,822,570)	—	(3,822,570)
Share-based compensation	—	—	1,849,015	—	—	1,849,015
Net income	—	—	—	—	377,897	377,897

BALANCE, September 30, 2011	14,574,045	$15,068	$71,684,123	$(3,822,570)	$(13,364,209)	$54,512,412

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$377,897	$3,437,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	821,973	694,891
Deferred taxes	(2,345,669)	(2,194,711)
Share-based compensation	1,849,015	1,674,158
Changes in operating assets and liabilities:
Accounts receivable	(143,790)	(1,912,360)
Prepaid expenses and other current assets	(882,983)	24,659
Accounts payable	556,897	72,217
Accrued liabilities	397,044	56,141
Deferred revenue	(160,497)	(395,149)
Net cash provided by operating activities	469,887	1,457,357

Cash Flows from Investing Activities:
Purchase of short-term and long-term investments	(19,488,763)	(15,822,000)
Proceeds from sale of short-term investments	18,443,000	2,871,000
Purchase of property and equipment	(867,417)	(336,643)
Expenditures related to intangible assets	(338,523)	(658,307)
Net cash used in investing activities	(2,251,703)	(13,945,950)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,314,490	885,510
Purchase of treasury stock	(3,822,570)	—
Net cash (used in) provided by financing activities	(2,508,080)	885,510

Net Decrease in Cash and Cash Equivalents	(4,289,896)	(11,603,083)
Cash and Cash Equivalents, Beginning of Period	10,697,827	27,988,164
Cash and Cash Equivalents, End of Period	$6,407,931	$16,385,081

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$2,245,257	$2,164,050

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

Short-term and Long-term Investments

Short-term investments consist of certificates of deposit and U.S. treasury bills that mature within one year.  Long-term investments consist of certificates of deposit of approximately $6.5 million that mature beyond one year and an investment in a long-term fund, which invests in foreign start-up companies, principally based in China.  We have a total capital commitment up to $1.0 million in connection with this fund, and our investment in this fund as of September 30, 2011 totaled $443,000.  All of the certificates of deposit are fully insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses on its short and long-term investments.

The Company’s investments in certificates of deposit and U.S. treasury bills are classified as held to maturity debt securities, and accordingly, are stated at amortized cost.  The Company’s investment in the foreign start-up companies fund is classified as a cost method investment, as there is no readily determinable market value and the Company does not convey significant influence or control.

Revenue Recognition

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allows the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics devices and are therefore typically recognized by us following shipment of the devices by the original equipment manufacturer (“OEM”).  Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment. The Company may offer customer support or license support programs in the form of assisting the licensee with implementing the Company’s technology into the manufactured products of the licensee to ensure that the licensee receives the maximum benefit from the Company’s technology.  Such customer support is not contractually mandated and is generally provided on a discretionary basis to assist the customer and to improve customer relations.  Such customer support generally does not extend past the time in which the licensed technology is placed in service or implemented in any given device by the licensee.  In this regard, support services occur during a finite period prior to the sale or revenue recognition.

Customer Concentrations

For the three months ended September 30, 2011 and 2010, one customer, Samsung, accounted for approximately 35% and 33%, respectively, of our revenues.  For the nine months ended September 30, 2011 and 2010, one customer, Samsung, accounted for approximately 40% and 37%, respectively, of our revenues.  The revenue from Samsung is derived from multiple technology license agreements with various divisions of Samsung.

Income Taxes

The Company currently has net operating loss carryforwards and tax credits to offset income taxes.  Due to our licensees being located in foreign countries, they may be obligated to withhold foreign taxes based upon local and country requirements of the taxing authority.

2.             Intangible Assets

Intangible assets consist of the following:

	September 30, 2011 (unaudited)	December 31, 2010
Patents	$4,670,652	$4,467,541
Accumulated amortization	(2,664,896)	(2,399,801)
Patents, net	2,005,756	2,067,740
Other intangibles	1,813,568	1,678,155
Accumulated amortization	(1,241,539)	(984,463)
Other intangibles, net	572,029	693,692
Intangible assets, net	$2,577,785	$2,761,432

Amortization expense associated with our intangibles was $179,558 and $181,070 in the three months ended September 30, 2011 and 2010, respectively, and $522,548 and $483,233 in the nine months ended September 30, 2011 and 2010, respectively.  Amortization expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Basic and diluted net income per share is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
BASIC EPS
Net income	$623,685	$1,340,335	$377,897	$3,437,511
Denominator: weighted average common shares outstanding	14,771,536	14,705,275	14,838,675	14,638,748
Net income per share	$0.04	$0.09	$0.03	$0.23

DILUTED EPS
Net income	$623,685	$1,340,335	$377,897	$3,437,511
Denominator: weighted average common shares outstanding	14,771,536	14,705,275	14,838,675	14,638,748
Dilutive common equivalent shares outstanding:
Options	766,914	1,040,392	859,743	940,427
Total diluted shares	15,538,450	15,745,667	15,698,418	15,579,175
Net income per share	$0.04	$0.09	$0.02	$0.22

There were outstanding options to purchase an aggregate of 2,358,819 and 1,335,940 shares of the Company’s common stock for the three months ended September 30, 2011 and 2010, respectively, that were not included in the table above because they would be anti-dilutive.  There were outstanding options to purchase an aggregate of 2,332,019 and 1,373,640 shares of the Company’s common stock for the nine months ended September 30, 2011 and 2010, respectively, that were not included in the table above because they would be anti-dilutive.

4.             Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted, we currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, is expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
Geographic Area Revenue:
Korea	$3,252,429	39%	$3,535,925	41%	$10,279,059	42%	$10,566,589	44%
United States	2,589,575	30	1,920,158	22	6,869,233	28	5,754,606	24
China	914,614	11	539,146	6	1,849,044	8	1,478,280	6
Asia Pacific	764,785	9	809,185	10	2,360,293	10	1,752,626	7
Japan	570,676	7	1,694,454	20	2,126,717	9	4,137,986	17
Europe	329,915	4	110,272	1	720,907	3	465,475	2
Total	$8,421,994	100%	$8,609,140	100%	$24,205,253	100%	$24,155,562	100%

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the three months ended September 30, 2011.  Financial assets measured at fair value on a recurring basis as of September 30, 2011 are classified below:

	Level 1	Level 2	Level 3	Total

Money market funds	$5,195,000	$—	$—	$5,195,000

Total	$5,195,000	$—	$—	$5,195,000

7.             Revolving Line of Credit

The Company has a $5.0 million revolving line of credit, which is available until June 30, 2012, to be used for working capital purposes.  As of September 30, 2011, the Company had no borrowings from the revolving line of credit and is in compliance with financial covenants.

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

During the three months ended September 30, 2011 and 2010, licensing revenues from the home entertainment market represented 53% and 66%, respectively, of our total revenues.  In the home entertainment market, our technologies have achieved broad market acceptance in the television sector.  We plan to continue to leverage our success in the television sector to expand our audio technologies into a variety of other consumer electronics devices, including PCs, mobile phones, portable media devices and automotive audio systems, but our technologies to date have only been incorporated in products representing only a small portion of the total market opportunity.  The consumer electronics market in general is characterized by rapid technological changes, short product life cycles, seasonality, significant price erosion and competition, any of which may impede our ability to gain broad market acceptance for our technologies in other consumer electronics devices.  Nonetheless, we plan to continue to seek other opportunities where we can continue to leverage our core technologies and expertise.  If we are able to successfully gain broad market share for our technologies in any other market, it could significantly improve our revenues and brand name recognition.

Critical Accounting Policies

Our critical accounting policies have been disclosed in our Form 10-K for the year ended December 31, 2010. Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited consolidated financial statements for the three and nine months ended September 30, 2011 and 2010, which have been prepared in accordance with GAAP.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allows the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics devices and are therefore typically recognized by us following shipment of the devices by the OEM.  Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment.  Revenues from such product sales represented 2% and 1% in the three months ended September 30, 2011 and 2010, respectively. We may offer customer support or license support programs in the form of assisting the licensee with implementing our technology into the manufactured products of the licensee to ensure that the licensee receives the maximum benefit from our technology.  Such customer support is not contractually mandated and generally provided on a discretionary basis to assist the customer and improve customer relations.  Such customer support generally does not extend past the time in which the licensed technology is placed in service or implemented in any given device by the licensee.   In this regard, any support services are not contractual and occur during a finite period prior to the sale or revenue recognition.

Our revenues were $8,421,994 for the three months ended September 30, 2011, compared to $8,609,140 for the three months ended September 30, 2010, a decrease of $187,146 or 2%.   Included in revenue for the three months ended September 30, 2010 is a $900,000 settlement payment related to patent matters and approximately $330,000 in royalty recoveries.   The current period royalty recoveries were immaterial.  Excluding the prior year settlement and royalty recoveries, revenue increased $1.0 million or 14% primarily due to increased licensing revenue in the personal telecommunications and personal computers market partially offset by a decline in the automotive market.

In the personal telecommunications market, our total licensing revenues increased by $1,031,407 in the current quarter primarily due to incremental revenue from new licensees, such as HTC and Huawei, new tablet revenue, as well as, increased volume shipments from existing licensees. In the automotive market, licensing revenues decreased by $202,689 in the current quarter primarily due to the natural disaster in Japan, which severely impacted the Japanese automotive market and supply chain.  In the home entertainment market, excluding the prior year settlement and royalty recoveries, licensing revenues were flat on a year over year basis.  Overall, we have not experienced a material change in our per unit license rates in the current period other than volume pricing discounts provided pursuant to existing contractual obligations.

The earthquake and subsequent tsunami in Japan in March 2011 have resulted in various disruptions to the manufacture of certain electronics components in Asia, and in particular, Japanese automobile sales have declined significantly. As mentioned above, during the quarter ended September 30, 2011, our royalties generated from the automotive segment were negatively impacted by these events. We have not experienced a significant decline in other segments; however, we anticipate that many manufacturers of consumer electronics in Asia may have been adversely affected by these events; which in turn, may adversely impact our revenues in future periods.

The following table presents our total revenues mix by market:

	Three Months Ended September 30,
	2011	2010
Home entertainment (TVs, set top boxes)	53%	66%
Personal telecommunications (mobile phones, tablets, PDAs)	22	10
PC (software, hardware)	17	15
Automotive	5	7
Portable media devices (digital media players, headphones)	3	2
	100%	100%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries and benefits, sales consultants’ fees and related expenses, sales commissions, tradeshow costs and costs associated with branding activities. Sales and marketing expenses were $3,806,587 for the three months ended September 30, 2011, compared to $3,387,781 for the same prior year period, an increase of $418,806 or 12%.  This increase was primarily related to payroll and related costs associated with the addition of four sales and marketing personnel since September 30, 2010.  The increase is also attributable in part to increased participation in global co-branding and advertising opportunities.  Included in sales and marketing expenses is share-based compensation expense of $246,800 and $167,069 for the three months ended September 30, 2011 and 2010, respectively.  Other than continuing to add strategic hires, particularly to address new market opportunities and segments, the Company believes it is currently appropriately staffed based on the hiring efforts over the past few years.  As a percentage of total revenues, sales and marketing expenses increased from 39% for the quarter ended September 30, 2010 to 45% for the same period this year.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $2,072,018 for the three months ended September 30, 2011, compared to $2,031,511 for the same prior year period, an increase of $40,507 or 2%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring ten additional engineers since September 30, 2010, two of which were hired in the current period.  This was offset by a decrease in consulting expense.  Included in research and development expenses is share-based compensation expense of $137,600 and $132,165 for the three months ended September 30, 2011 and 2010, respectively.  Other than continuing to add strategic hires, particularly to address new market opportunities and segments, the Company believes it is currently appropriately staffed based on the hiring efforts over the past couple of years.  As a percentage of total revenues, research and development expenses increased from 24% for the quarter ended September 30, 2010 to 25% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, attorneys’ fees, accounting fees, depreciation of the Company’s assets, patent amortization, and other professional fees.  G&A expenses were $1,869,257 for the three months ended September 30, 2011, compared to $1,800,624 for the same prior year period, an increase of $68,633 or 4%.  This increase was primarily related to increase in accounting and professional fees.  Included in G&A expenses was share-based compensation expense of $226,999 and $248,003 for the three months ended September 30, 2011 and 2010, respectively.  As a percentage of total revenues, G&A expenses increased from 21% for the quarter ended September 30, 2010 to 22% for the same period this year.

Other Income, Net

Other income, net consists primarily of interest income. Other income, net was $62,167 for the three months ended September 30, 2011, compared to $78,042 for the same prior year period, a decrease of $15,875 or 20%.  This decrease was primarily attributed to the lower interest rates on the Company’s investments in the current period.  Our investment focus continues to be on asset protection of our cash, and as such we have primarily invested our cash in low-risk, high liquidity investments such as fully insured certificates of deposits and assets backed by the United States Treasury.  We continue to monitor our cash assets to maximize our interest income while maintaining an acceptable level of risk.  The Company did not realize any losses on its investments in the current or prior year periods.

Income Taxes

Income tax expense for the three months ended September 30, 2011 was $1,576, compared to an income tax expense of $62,966 for the same prior year period.  The income tax provision consisted primarily of taxes paid on licensing revenues in the current quarter that were sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $773,000 and $710,000 for the three months ended September 30, 2011 and 2010, respectively, based on our assessment of the future estimated realization of such assets.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

Our revenues were $24,205,253 for the nine months ended September 30, 2011, compared to $24,155,562 for the nine months ended September 30, 2010, an increase of $49,691.  Included in revenue for the nine months ended September 30, 2010 is a $900,000 patent settlement payment and royalty recoveries of approximately $1.2 million as compared to royalty recoveries of $355,000.  Excluding the prior year settlement and royalty recoveries, revenue increased $1.8 million or 8% due to increased licensing revenue in the personal telecommunications market partially offset by a decline in revenue in the home entertainment and automotive market.

In our personal telecommunications market, licensing revenues increased by $2,151,998 in the current period due to increased royalties from higher volume shipments from existing licensees and incremental revenue from new licensees.  In the home entertainment market, excluding the prior year patent settlement and royalty recoveries, revenues were flat on a year over year basis.  In the automotive market, licensing revenues decreased by $187,982 primarily due to the natural disaster in Japan in March 2011, which severely impacted the Japanese automotive market.

Revenue from product sales were $648,614 in the current period, an increase of $492,039 over the same period a year ago.  The increase was primarily attributable to the successful launch of the iWOW 3D audio enhancement adapter in late Q1 2011.

The following table presents our total revenues mix by market:

	Nine Months Ended September 30,
	2011	2010
Home entertainment (TV, set top box)	57%	64%
Personal telecommunications (mobile phone, tablets, PDA)	19	10
PC (software, hardware)	15	16
Automotive	6	7
Portable media devices (digital media player, headphone)	3	3
	100%	100%

Sales and Marketing

Sales and marketing expenses were $11,594,848 for the nine months ended September 30, 2011, compared to $10,029,468 in the same prior year period, an increase of $1,565,380 or 16%.  This increase was primarily related to payroll and related costs associated with the addition of four sales and marketing personnel since September 30, 2010.  The increase was also attributable increased branding and advertising activities, specifically related to the launch of the iWOW 3D in March 2011.  Included in sales and marketing expenses is share-based compensation expense of $697,797 and $512,858 for the nine months ended September 30, 2011 and 2010, respectively.  As a percentage of total revenues, sales and marketing expenses increased from 42% for the nine months ended September 30, 2010 to 48% for the same period this year.

Research and Development

Research and development expenses were $6,554,384 for the nine months ended September 30, 2011, compared to $5,747,623 for the same prior year period, an increase of $806,761 or 14%.  This increase was primarily attributable to an increase in payroll and related costs associated with hiring ten additional engineers since September 30, 2010.  Included in research and development expenses is share-based compensation expense of $430,380 and $416,911 for the nine months ended September 30, 2011 and 2010, respectively.  As a percentage of total revenues, research and development expenses increased from 24% for the nine months ended September 30, 2010 to 27% for the same period this year.

General and Administrative

G&A expenses were $5,381,198 for the nine months ended September 30, 2011, compared to $4,797,755 for the same prior year period, an increase of $583,443 or 12%. The increase was primarily attributable to increased accounting and professional fees and incremental costs associated with the expansion of the Company’s headquarter facilities in 2011.  Included in G&A expenses is share-based compensation expense of $720,838 and $744,389 for the nine months ended September 30, 2011 and 2010, respectively.  As a percentage of total revenues, G&A expenses increased from 20% for the nine months ended September 30, 2010 to 22% for the same period this year.

Other Income, Net

Other income, net was $157,524 for the nine months ended September 30, 2011, compared to $179,544 for the same prior year period, a decrease of $22,020 or 12%. This decrease was primarily attributable to lower interest rates on the Company’s investments in the current period.

Income Taxes

Income tax expense was $4,358 and $94,429 for the nine months ended September 30, 2011 and 2010, respectively. The income tax provision consisted primarily of taxes paid on licensing revenues in the current quarter that were sourced from countries requiring foreign tax withholdings, principally Korea.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $2,345,669 and $2,194,711 for the nine months ended September 30, 2011 and 2010, respectively, based on our assessment of the future estimated realization of such assets.

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at September 30, 2011 consisted of cash, cash equivalents and short-and long-term investments of $39.8 million.  At September 30, 2011, we had cash and cash equivalents of $6.4 million, short-term investments of $26.4 and long-term investments of $7.0 million.  Cash and cash equivalents generally consist of cash and money market funds with original maturities of three months or less. The money market funds are primarily invested in U.S. government obligations.  Short-term investments consist of certificates of deposit and treasury bills with maturities less than twelve months.  Long-term investments primarily consist of certificates of deposit that mature beyond twelve months.  The cash and certificates of deposit are FDIC insured.  The Company has not experienced any losses on its cash and cash equivalents or its short and long-term investments in the current period.

Net cash provided by operating activities was $469,887 and $1,457,357 for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in our cash flows from operating activities was primarily due to net income of $377,897 during the nine months ended September 30, 2011, compared to net income of $3,437,511 during the nine months ended September 30, 2010.  Additionally, there was an increase in our prepaid expenses of $882,983 during the nine months ended September 30, 2011 compared to a decrease of $24,659 during the nine months ended September 30, 2010, due to an increase in inventory related to the launch of our iWOW 3D adapter in late Q1 2011. This was offset by an increase in our accounts receivable of $143,790 during the nine months ended September 30, 2011 compared to an increase of $1,912,360 during the nine months ended September 30, 2010  primarily due to the timing of cash receipts.

Net cash used in investing activities was $2,251,703 and $13,945,950 during the nine months ended September 30, 2011 and 2010, respectively.  The decrease in cash used in investing activities during the nine months ended September 30, 2011 was attributable primarily to the purchases of short and long-term investments, and purchases of fixed assets due to the expansion of the Company’s facilities in May 2011.

We believe our existing cash, cash equivalents, and short and long-term investment balances, together with our available line of credit, will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the impact of existing adverse economic conditions, the expansion of sales and marketing activities, the timing of introductions of new products, continuing market acceptance of our products, and potential acquisitions of businesses or technologies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Except as follows, there have been no material changes to the information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As of September 30, 2011, the Company had $33.0 million in short and long-term investments held in certificates of deposit (“CDs”) and U.S. treasuries, all of which are federally insured.  The CDs had stated interest rates when purchased, and we plan to hold the CDs to maturity.  As of September 30, 2011, the Company has $6.4 million in cash and cash equivalents, primarily held in money market funds, which are invested in U.S. government obligations.  We have not realized any losses on any of our investments in the current or prior year periods. We believe that we have limited our exposure to interest rate risk as a result of primarily investing in federally insured CDs and U.S. government obligations.  Because of the conservative nature of these investments, interest rate fluctuations and exposure to interest rate risk has been minimal and immaterial.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and President and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q and, based on this evaluation, have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during our third quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Currently, we generate a majority of our revenue in the home entertainment market, principally through the inclusion of SRS technology inside flat panel LCD and plasma televisions. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. Consumer spending on home entertainment products is subject to significant fluctuations, and there is significant price competition for such products. Retail prices for certain consumer electronics products that include our audio technology have decreased significantly, and we expect that this trend will continue for the foreseeable future. In addition, from time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenues. For example, for the nine months ended September 30, 2011 and 2010, Samsung accounted for approximately 40% and 37%, respectively, of our consolidated revenues. OEM and semiconductor manufacturers could develop their own technologies or decide to exclude our audio rendering technology from their products altogether in an effort to reduce cost, our revenues and profitability could be adversely impacted.  The loss of or a material reduction in revenue generated from any key customer in the future could have a material adverse effect on our financial condition and results of operations.

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

The earthquake and subsequent tsunami in Japan in March 2011 have resulted in extensive and severe structural damage in Japan, including heavy damage to manufacturing facilities, roads and railways. As a result, Japanese automobile manufacturers and other manufacturers of consumer electronics products and components in Asia have been adversely impacted by these events. During the quarter ended September 30, 2011, our royalties generated from the automotive segment were negatively impacted by these events. We have not experienced a significant decline in other segments; however, we anticipate that many manufacturers of consumer electronics in Asia may have been adversely affected by these events; which in turn, may adversely impact our revenues in future periods.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 18, 2011, the Company’s Board of Directors approved a stock repurchase program.  Under the stock repurchase program, the Company may acquire up to one million shares of the Company’s outstanding common stock on or before December 31, 2011.  Under the program, the company may repurchase shares from time to time in open-market, in privately negotiated transactions, in block trades and possibly pursuant to a 10b5-1 program.  All repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. The following table details our common stock repurchases for the three months ended September 30, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2011	—	—	—	970,669
August 1-31, 2011	144,400	$7.68	144,400	826,269
September 1-30, 2011	319,300	$7.68	319,300	506,969
Total	463,700	$7.68	463,700	506,969

Item 6.  Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Report.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

SRS LABS, INC., a Delaware corporation

Date: November 3, 2011	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2011	By:	/S/ WALTER J. McBRIDE
Walter J. McBride
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2011	By:	/S/ MARIA OPPEGARD
Maria Oppegard
Chief Accounting Officer
(Principal Accounting Officer)

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