Form 10-K
period 2011-12-31
SRS LABS INC
filed 2012-03-15
CIK 1016470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $115,516,297 (computed using the closing price of $9.59 per share of common stock on such date, as reported by The NASDAQ Stock Market). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 28, 2012, 14,323,715 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held in 2012 are incorporated by reference in Part III of this Form 10-K.

SRS LABS, INC.

Annual Report on Form 10-K

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” or “our” means SRS Labs, Inc., its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc., Shanghai Representative Office of SRS Labs, Inc, and SRS Labs Japan, KK. Circle Surround®, Circle Surround II™, CS Auto™, SRS CS Auto DX™, Circle Surround Automotive™,  Max-V™, Circle Surround Automotive DX™ and SRS 5.1 Surround Sound™, SRS WOW®, SRS WOW XT™, SRS WOW HD™, SRS TruBass®, SRS FOCUS®, SRS Headphone™, SRS Dialog Clarity™, SRS TruSurround®, SRS TruSurround XT™, TruSurround HD™, SRS 3D®, VIP™, TruSurround HD4™, CircleCinema™, SRS CircleCinema 3D, iWOW™, SRS Headphone 360™, SRS Premium Sound™, SRS Premium Voice™, SRS Premium Voice Pro™, SRS TruGaming™, SRS TruMedia™, SRS TruMedia HD™, SRS TruTools™, SRS TruVoice™, TruVolume™, SRS Noise Reduction™, SRS Sound™, SRS 3D Sound™, SRS StudioSound™, SRS StudioSound HD™, SRS TheaterSound™, SRS TheaterSound 3D, and NViro™ are among our trademarks.  Any other trademarks and trade names appearing in this Report are the property of their respective owners.

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

Our Products and Technologies

Our licensing business is focused on developing and marketing audio and voice rendering technologies and solutions to OEMs, ODMs, semiconductor manufacturers, and software providers in the home entertainment, personal computers, personal telecommunications, automotive, portable media devices and broadcast markets. Our portfolio of licensable technologies includes a wide range of advanced technologies and proprietary techniques for the processing and delivery of audio, voice and surround sound, including the following:

•      Surround Sound— Our surround sound technologies include SRS TruSurround XT, TruSurround HD, TruSurround HD4, NViro, Circle Surround, Circle Surround II, Circle Surround Automotive, Circle Surround Automotive DX and SRS 5.1 Surround Sound, featuring the CircleSurround engine, for streaming content in surround.  Circle Surround is a complete encoding and decoding format. Circle Surround encoding enables the distribution of up to 6.1 channels of audio over existing two-channel carriers such as digital media files, standard definition and high-definition television, FM radio and CDs. Circle Surround decoding decodes Circle Surround encoded material for multi-channel playback or creates up to 6.1 channels of audio from older formats of material, including mono, stereo, 4-channel surround or other matrix surround formats.

•      Audio Rendering— Our audio rendering technologies optimize device audio output and enable the presentation of 3D and multichannel audio content over two speakers. These technologies include the ability to render 5.1 multichannel content over two speakers, to create a wider sound stage for more natural audio, to improve the perceived bass response in small speakers, to dynamically position audio sources in a virtual 3D space using headphones, and to reposition the audio image for non-optimally placed speakers. Our audio rendering technologies include SRS WOW, WOW XT, WOW HD, SRS 3D, SRS Sound, TruBass, FOCUS, TruGaming (Xspace 3D), SRS Headphone, DialogClarity, CircleCinema 3D, PureSound, NViro, TruVolume, and TruVolume HD. TruVolume is the de facto industry standard for volume leveling in the TV and set-top-box applications, effectively eliminating the volume fluctuations between programming and commercials as well as during channel changing.

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

•      Solution Suites— Our solution suites combine several of our technologies in order to deliver a comprehensive, easier to deploy package of post processing audio enhancement products. Solution suites also enable us to impact the performance of the OEM products by employing multiple technologies and techniques to enhance and control the overall audio fidelity and performance of the product. Our solution suites include SRS Premium Sound, SRS Premium Sound HD, SRS Premium Sound 3D, SRS Premium Voice, and SRS Premium Voice Pro for personal computers, SRS TruMedia, TruMedia HD, TruVoice, and TruTools for mobile phones, and SRS TheaterSound, TheaterSound HD, TheaterSound 3D, StudioSound, StudioSound HD, and StudioSound 3D for home entertainment products among others.

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

Our Customers and Markets

We license our technologies both in the United States and internationally. The following table presents our revenue by geographic area. Licensing-related revenue is summarized based on the location of the licensee’s corporate headquarters.  Revenue from standalone software and hardware products and online sales is allocated to the United States. The China region includes all licensees with their corporate headquarters located in mainland China.  The Asia Pacific region includes all licensees with their corporate headquarters located in Taiwan, Hong Kong, and India.

	Years Ended December 31,
	2011	%	2010	%	2009	%
Geographic Area Revenue:
Korea	$13,928,964	42%	$13,691,746	44%	$11,551,403	46%
United States	9,288,844	28	7,465,114	24	6,440,033	26
Asia Pacific	3,196,023	10	2,482,756	8	647,220	3
Japan	2,813,254	9	4,930,915	16	4,375,139	17
China	2,699,035	8	2,033,444	6	1,548,496	6
Europe	944,039	3	616,414	2	402,286	2
Total	$32,870,159	100%	$31,220,389	100%	$24,964,577	100%

Through our licensing business, we market our portfolio of technologies and solution suites to the following markets: home entertainment, personal computers, personal telecommunications, automotive and portable media devices. Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allows the licensee to ship up to a predetermined number of units during the specified time period with additional per-unit royalty payments thereafter. The license agreements also generally specify the use of our trademarks and logos on the product, within the packaging and in the user’s manual, and require our review and approval of the product to guarantee the quality of the technology implementation and the correct usage of our logos and trademarks. We believe these terms ensure the quality and consistency of the technology and should elevate the awareness of the SRS brand in the marketplace. We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and have not historically been material.

The following chart shows the percentage of our revenue we received in 2011 and 2010 from each of these markets.

2011	2010

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows:

	Years Ended December 31,
	2011	%	2010	%
Geographic Area:
United States	$1,138,762	91%	$593,010	88%
International	108,581	9	79,210	12
Total	$1,247,343	100%	$672,220	100%

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

Televisions.  Our audio technologies and solution suites are widely used by television manufacturers as a solution to audio challenges that manufacturers encounter in today’s flat panel television designs and/or as a differentiating feature. As television makers continue to migrate to models with thinner digital displays, they are finding that they have less room for speakers, which may compromise the overall audio quality of the television. We provide manufacturers with patented solutions for accurately presenting surround sound, improving bass response, increasing dialog clarity, improving volume consistencies among channels and programming, and creating a more natural sound stage. These solutions improve the audio quality of the television set without the expense of additional hardware or designing for larger speakers.  Our technologies suited for televisions are currently licensed by companies such as Samsung, VIZIO, LG and Sharp.

Set-top Boxes.  Although STBs receive and present surround sound content, they are typically connected to televisions with two-channel speakers. Our TruVolume technology serves as our lead technology in the STB category as it creates a level volume user experience to offset level fluctuations during channel changes, changes among different input devices and changes between the program and commercial. Additionally, our SRS surround sound technology creates a surround sound experience over any existing two-speaker system, including the internal speakers of a television. This technology also creates a virtual surround experience from stereo material.   Our technologies suited for STBs are currently licensed by companies such as EchoStar.

Personal Computers

Personal computers (“PCs”), especially mobile PCs such as laptops, notebooks and the new genre of Ultra Mobile Devices (also known as net books) have become very popular as more users utilize their PCs as their main entertainment device at home or on the go. At home, PCs are often used as media hubs. PC users can enjoy and manage collections of music and movies, along with downloaded and recorded television programming. This content is now being distributed through the home using networked media adapter products. Throughout these systems, there is a need for optimizing playback on the computer speakers, presenting a closer assimilation to a typical home theater experience, including transmitting surround sound around the home and enjoying content playback on headphones. On the go, users have to rely on the audio output capabilities of their PCs which are often inadequate given the inherent challenges in today’s tiny PC enclosures. We believe our technology solutions are well positioned to fill the need to deliver better sound, with deeper bass, clarity and volume.  Our SRS Premium Sound and SRS Premium Voice suites (and related suites) address many of the usage cases above, overcoming related challenges and limitations.  Our technologies suited for PCs are currently licensed by companies such as Hewlett Packard, Dell, Toshiba, and LG.

Personal Telecommunications

We provide the personal telecommunications market (mobile phones and tablets) with both voice and audio rendering technologies and solution suites. Given the growth of smart and featured phones and tablets, more mobile phones and tablets are incorporating advanced audio and multimedia features and functionality at a rapid pace. New services include digital music downloads, streaming audio and video content, gaming, and television viewing. Our solutions are focused on the specific needs in the mobile market which have not previously been addressed. For example, our technologies deliver solutions for voice intelligibility in noisy environments, louder speaker performance, clarity of dialog in video content, poor bass-response of small speakers, hampered stereo imaging in narrowly spaced speakers, and 3D positioning audio for interactive gaming. We believe we can leverage our strong presence in the home entertainment market and our suite of voice technologies to provide good opportunities for growth in the personal telecommunications market.  Our technologies are licensed by telecommunications companies such as Samsung, HTC, and NEC.

Automotive

We have invested in research to create solutions specific to the needs of the automotive market. Within vehicles, audio and video content is played from multiple sources and then presented on both speakers and headphones. Stereo content from sources like CDs, MP3 players, mobile television and radio needs to be presented on multiple speakers in the car, some of which may not be optimally placed and may not have strong bass response. Surround sound content from DVDs, radio and downloaded music needs to be rendered on both car speakers and on rear-seat headphones with a maximum sweet spot. Our automotive solutions such as SRS CS Auto, SRS CS Auto DX, SRS FOCUS and SRS TruSurround XT address these needs and provide manufacturers in this segment with a fully tunable solution. Our technologies are currently licensed by companies such as Fujitsu-Ten, Panasonic, and Clarion and used on automobiles manufactured by companies such as Toyota, Subaru, Nissan and Honda.

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

Customer Concentration

For 2011, 2010 and 2009, Samsung and its affiliates accounted for approximately 40%, 38% and 39%, respectively, of our consolidated revenues.  Given the significant amount of revenues derived from Samsung, the loss of that customer, any significant reduction in licensing revenues from Samsung or the uncollectibility of related receivables could have a material adverse effect on our consolidated financial condition and consolidated results of operations.

Our Strategy

Our sales strategy is to identify high-growth markets, develop needed technology solutions and features, and work with software and semiconductor platform partners to make these technologies widely available and easy to implement by OEMs and ODMs. We plan to continue to strengthen our market position as the leader in audio and voice technologies by employing the strategy of providing a stream of patented audio and voice technologies, penetrating new licensing accounts, expanding relationships with existing licensees, creating a broad platform of software and semiconductor partners, and developing strong awareness of the SRS brand.

The focus of our licensing platform efforts is to achieve broad coverage for our technology solutions within all of our targeted product markets in order to expand sales and licensing opportunities. By developing strong relationships with leading software and semiconductor companies, we believe our audio technologies and solution suites can be delivered to customers worldwide across high growth and high volume product applications.

We work together with our platform partners (leading semiconductor manufacturers and middleware or firmware software providers) to provide our mutual customers with the technology that best fits their needs. We also together solicit other new customers to consider using the platform. Many times, a platform will become enabled with our technology due to customer requests.

As a technology licensing company, the strength of our brand is an important asset. Since brand recognition drives licensing sales, we have invested in strategies designed to increase consumer awareness of SRS Labs with the ultimate goal of establishing our brand with both product manufacturers and consumers around the world as a recognized symbol for high-quality audio. The six primary vehicles that we use to further the proliferation of our brand are: (a) placement of the SRS logo by OEMs on products and in co-marketing programs; (b) public relations and new media outreach programs; (c) online branding programs; (d) print and online advertising; (e) participation in and/or sponsorship of industry events such as tradeshows and (f) use, and recognition of use, of SRS technology by content aggregators and broadcast professionals.

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

Online Branding Programs.  Online exposure has also been an important part of our branding strategy. One benefit of our relationship with Microsoft is that the SRS logo displayed in the audio control panel of Microsoft’s Windows Media Player links to an SRS technology page. As a result, we have received significant traffic and opportunities to create brand awareness with consumers and educate consumers on the benefits of our technology. Our online efforts also include the direct sale of the iWOW family of products including plug-in software for both the PC and Mac platforms, as well as a unique adapter for the Apple iDevices. Revenue from the sale of these products has not been significant historically, but we believe these products give us a valuable demonstration platform to showcase our audio technologies.

Print and Online Advertising. We regularly advertise in print and online publications to take our branding and product messages directly to both consumers as well as industry groups. As such, we advertise in print and online in consumer, trade and engineering publications including Home Theater Magazine, Sound & Vision, TWICE, EE Times and other similar periodicals.

Participation in and/or Sponsorship of Industry Events. We participate in several trade and industry events each year to promote our brand and our technology solutions. We also sponsor events related to our strategic segments by providing both financial resources to the event organizers and offering our insight into the forces that drive the CE industry through speaking engagements and participation in discussion panels. In 2011, some of the popular events that we participated in or sponsored included the Consumer Electronics Show (CES), the Mobile World Congress, DisplaySearch and CTIA, as well as CEATEC in Japan.

Use of SRS Technology by Content Aggregators and Broadcast Professionals.  We develop, license and sell professional hardware and software products to enable content companies, broadcasters and music publishers to encode their material using our Circle Surround technology. When Circle Surround is professionally used, the SRS and Circle Surround logos are often displayed within the content itself or, on the packaging material and, in the case of radio, an announcement is made that the broadcast is being delivered in SRS Circle Surround. We have concentrated on three key sectors in the professional audio market: television, radio and music; and we have developed a line of hardware and software products to address these sectors. These products are sold directly to professional customers and are also available from selected dealers and distributors servicing the professional audio and broadcast markets. We did not generate significant revenue from the sale of professional hardware equipment in 2011; however, we believe that such sales facilitate the licensing of our technology to OEMs that benefit from enhanced audio transmissions. For streaming media and digital downloads, we rely on SRS 5.1 Surround Sound.  Surround Sound allows content creators and content aggregators to create (encode) content in 5.1 surround and allow that content to seamlessly transmit to users via streaming over the Internet for playback in 5.1 surround through media players.

Sales and Marketing

We have two primary types of revenue agreements with our licensees—direct and non-direct. Under a non-direct agreement, royalty revenue may be collected by our platform partners, who include and enable our technology within their solutions, at the time the chip is sold to an OEM or ODM. The platform partner remits the royalty to us on behalf of the licensee. Most often, however, we license our technologies to OEMs and ODMs under direct agreements with them and collect revenue directly from them. These licensing arrangements with OEMs or ODMs authorize them to design, build and sell products containing our technology. Under this licensing approach, the licensees are free to choose a semiconductor solution from the platform partner that best suits their technical and cost requirements. We receive royalties directly from the licensed OEM or ODM for the use of our technologies in licensed products manufactured and/or shipped by the OEM or ODM. Many major OEMs have licenses or purchase products manufactured by a licensed ODM for the use of one or more of our technologies and for the use and display of our trademarks.

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

To implement our licensing sales strategy within our identified markets, we have established a direct sales force and an international network of independent sales agents. In the United States and Japan, we employ a direct sales force to market our portfolio of audio and voice technologies to the OEM community. Internationally, we maintain offices in Japan, Taiwan and China and use a network of independent sales agents to support our multi-national OEM customers.  We actively promote the use of our trademarks and logos and require customers to prominently display the appropriate SRS technology or solution logos on products and packaging and in advertising. We plan to continue to work closely with our licensees to enhance their success in selling finished products and semiconductor products that incorporate our technologies through a variety of licensee support programs. These programs include engineering support, sales training, tradeshow support, publicity and media relations programs, customized marketing materials, advertising, and support at speaking engagements and industry conferences, as well as, conducting in-person technology demonstrations or presentations for the press and other companies to promote our technologies and products.

We also regularly participate in tradeshows and conferences to increase awareness of who we are and what we do and to market our technologies and products. We work closely with our licensees and platform partners to actively explore additional opportunities to place our technologies in new products and/or markets.

Research and Development

We license our products in markets that are characterized by rapidly changing technology and continuous improvements in products and services. Our research and development expenditures in 2011, 2010 and 2009 were $8,849,119, $8,060,246 and $5,721,195, respectively. These expenses generally consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies.

As of December 31, 2011, we had 35 employees in our research and development group, representing 41% of our total employees. In addition to our direct hire employees, as of December 31, 2011, we had consulting agreements that provide us 18 full time consultants in research and development. Our software, hardware and application engineers generally focus on developing intellectual property, technology solutions and consumer products.  Engineers are based in our offices both in the U.S. and internationally to support our licensing business.

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

In order to protect the underlying technology concepts, we have filed and/or obtained patents for our key technologies including technologies marketed under the following trademarks: TruSurround XT, TruSurround HD, TheaterSound, StudioSound, Circle Surround, WOW, Premium Sound, Premium Voice, TruVoice, TruMedia, and TruVolume. In addition, we hold numerous issued patents and patents pending for speaker and other acoustic reproduction technologies. We pursue a general practice of filing patent applications for our technologies in the United States and various foreign countries where our licensees manufacture, distribute or sell licensed products. We continue to update and add new applications to our patent portfolio to address changing worldwide market conditions and our new technological innovations. The range of expiration dates for our patents extend between 2014 to 2021. We have multiple patents covering unique aspects and improvements for many of our technologies. Accordingly, the expiration of any single patent should not significantly affect our intellectual property position or the ability to generate licensing revenue.

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

Employees

As of December 31, 2011, we employed 85 persons, including 12 in finance and administration, 35 in research and development, engineering and product development, and 38 in sales and marketing. None of our employees are covered by a collective bargaining agreement or are presently represented by a labor union. We have not experienced a work stoppage and believe we have good relations with our employees.  In addition to our direct hire employees, as of December 31, 2011, we had consulting agreements that provide to us 18 full time consultants in research and development and 16 consultants in sales and marketing, all of whom are located outside of the United States.

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

Currently, we generate a majority of our revenue in the home entertainment market, principally through the inclusion of SRS technology inside flat panel LCD and plasma televisions. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. Consumer spending on home entertainment products is subject to significant fluctuations, and there is significant price competition for such products. Retail prices for certain consumer electronics products that include our audio technology have decreased significantly, and we expect that this trend will continue for the foreseeable future. In addition, from time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenues. For example, for the year ended December 31, 2011, Samsung accounted for approximately 40% of our consolidated revenues. OEM and semiconductor manufacturers could develop their own technologies or decide to exclude our audio rendering technology from their products altogether in an effort to reduce cost, our revenues and profitability could be adversely impacted.  The loss of or a material reduction in revenue generated from any key customer in the future could have a material adverse effect on our financial condition and results of operations.

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

Our business is highly dependent on the consumer electronics market, which is characterized by short product life cycles, rapid technological changes, fluctuations in demand, seasonality and declining retail prices and is subject to risks related to product transitions.

The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. As a result, we may need to develop new products or technologies or modify our existing technologies to integrate with the new products and technologies developed by our customers. If we are unable to develop the necessary technologies to meet the changing needs of our customers on a timely basis, if at all, or to provide such technologies at competitive prices, our customers may reduce their use of our technologies and our revenues may decline. In addition, the dynamic nature of this market limits our ability and the ability of our customers to accurately forecast quarterly and annual sales. If we, or our customers, are unable to adequately manage product transitions, our business and results of operations could be negatively affected.

We depend on the sale by our licensees of products that incorporate our technologies, and a reduction in those sales would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and media software vendors to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, decline to actively market products incorporating our technologies, encounter quality issues with their products or otherwise face significant economic difficulties, our revenues will decline. Changes in consumer tastes or trends, changes in industry standards or adverse changes in business and economic conditions may also adversely affect our licensing revenue.

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

As a result, these current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements.  In addition, decoding and encoding technologies of certain of our competitors have become industry standards in certain consumer electronic products that may offer such competitors an advantage.

We may also experience competition from certain of our customers who decide to develop their own audio technologies instead of licensing our technologies for certain or all of their products.  Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

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

Current and future industry standards may limit our business opportunities.

Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. Certain of our competitors have been selected as mandatory industry standards, which may provide them with a competitive advantage over our technologies, making it easier to expand or gain market share.  As new technologies emerge, new standards relating to these technologies may develop. We may not be successful in our efforts to include our technologies in any such standards, which would cause our future revenue growth to be lower than expected and could have a material adverse affect on our business.

We are subject to risks associated with substantial international operations.

We conduct sales and customer support operations in a number of countries throughout the world that require refinement to adapt to the changing market conditions on a regional basis. In addition, many of our significant customers are headquartered in the Asia region, particularly Korea and Japan. Approximately 69%, 74% and 72% of our revenues were derived from customers with headquarters located in the Asia markets during the years ended December 31, 2011, 2010 and 2009, respectively. We expect to continue to derive a significant portion of our revenues from sales to customers in these markets for the foreseeable future. Also, a substantial number of products incorporating our technologies are manufactured, assembled and tested by third parties in Asia. As a result, we are subject to a number of risks of conducting business outside of the United States, any of which could have a material adverse impact on our business and results of operations, including:

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

The automotive industry and the consumer electronics industry in general may be negatively impacted by the devastating effects of the earthquake and subsequent tsunami in Japan.

The earthquake and subsequent tsunami in Japan in March 2011 have resulted in extensive and severe structural damage in Japan, including heavy damage to manufacturing facilities, roads and railways. As a result, Japanese automobile manufacturers and other manufacturers of consumer electronics products and components in Asia have been adversely impacted by these events. During the year ended December 31, 2011, our royalties generated from the automotive segment were negatively impacted by these events. We have not experienced a significant decline in other segments; however, we anticipate that many manufacturers of consumer electronics in Asia may have been adversely affected by these events; which, in turn, may adversely impact our revenues in future periods.

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

We may pursue the acquisition of technologies, products or businesses, which could adversely impact our business, financial condition and results of operations..

We plan to consider opportunities to acquire technologies, products or businesses that could enhance our technical capabilities, complement our current technologies, or expand the breadth of our markets. We have a limited history of acquiring and integrating businesses. Acquisitions and strategic investments involve numerous risks, including:

•                problems assimilating the purchased technologies, products or business operations;

•                significant future charges relating to in-process research and development and the amortization of intangible assets;

•                significant amount of goodwill that is not amortizable and is subject to annual impairment review;

•                problems maintaining uniform standards, procedures, controls, and policies;

•                unanticipated costs associated with the acquisition, including accounting and legal charges, capital expenditures, and transaction expenses;

•                diversion of management’s attention from our core business;

•                adverse effects on existing business relationships with customers;

•                risks associated with entering markets in which we have no or limited prior experience;

•                unanticipated or unknown liabilities relating to the acquired businesses;

•                the need to integrate accounting, management information, manufacturing, human resources and other administrative systems to permit effective management; and

•                the potential loss of key employees of acquired organizations.

We may not be able to identify or consummate any acquisitions.  Even if we are able to consummate an acquisition, the anticipated benefit of the acquisition may not materialize, and we may not properly integrate the operations of such acquisition.  In addition, our management team may be distracted from our day-to-day operations.  As a result, our business may be disrupted, and our operating results may suffer.

In addition, if we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders would be diluted.  Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures and languages, currency risks and risks associated with the particular economic, political and regulatory environment in specific countries.

If we lose the services of our key personnel and/or key consultants, or if we are unable to attract and retain other key personnel, we may not be able to manage our operations or meet our growth objectives.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Our worldwide headquarters are located in Santa Ana, California, in a 23,400 square foot facility consisting of office and warehouse space. The lease for the facility expires in May 2013. We lease this facility from Daimler Commerce Partners, L.P., the general partner of which is Conifer Investments, Inc. (“Conifer”). The sole shareholders of Conifer are Thomas C.K. Yuen, our Chairman, Chief Executive Officer and President, and his spouse, Misako Yuen, as co-trustees of the Thomas Yuen Family Trust. Mr. and Mrs. Yuen also serve as the executive officers of Conifer. Mr. and Mrs. Yuen, as co-trustees of the trust, beneficially own a significant amount of our outstanding shares of common stock. We paid the Daimler Commerce Partners, L.P. rent of $245,232, $238,680 and $238,680 in 2011, 2010 and 2009, respectively. In February 2011, we entered into a new lease with Daimler Commerce Partners, L.P. to expand our corporate headquarters.  The lease is for a term of five years and covers an additional 11,700 square foot facility, consisting of office space adjacent to our existing facilities. We believe the terms and conditions of these leases are competitive based on a review of similar properties in the area with similar terms and conditions.

In 2011, we also expanded our European presence and entered into a new office lease in Budapest, Hungary. The lease is for a term of 12 months and expires in September 2012. Additionally, we lease space in Tokyo, Japan, Taipei, Taiwan, Shanghai, China and Shenzhen, China. In total, we paid rent of $505,850, $442,080 and $426,651 during 2011, 2010 and 2009, respectively, for all of our facilities.

Item 3.  Legal Proceedings

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on The NASDAQ Global Market under the symbol “SRSL”. The table below reflects the high and low sales prices of our common stock as reported by The NASDAQ Global Market for the periods indicated.

	High	Low
Fiscal Year 2011
First Quarter	$11.07	$8.42
Second Quarter	9.76	7.56
Third Quarter	10.14	6.75
Fourth Quarter	7.45	5.43

Fiscal Year 2010
First Quarter	$9.95	$6.75
Second Quarter	10.05	8.50
Third Quarter	10.43	8.51
Fourth Quarter	9.79	8.12

At February 28, 2012, the closing sale price of our common stock was $6.85 per share.

Holders

At February 28, 2012, there were 363 stockholders of record.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain our available funds for future growth and, therefore, we do not anticipate paying any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On February 18, 2011, the Company’s Board of Directors approved a stock repurchase program.  Under the stock repurchase program, the Company may acquire up to one million shares of the Company’s outstanding common stock on or before December 31, 2011.  Under the program, the Company may repurchase shares from time to time in open-market, in privately negotiated transactions, in block trades and possibly pursuant to a 10b5-1 program.  All repurchased shares are reflected as treasury stock in the accompanying consolidated balance sheets. The following table details our common stock repurchases for the three months ended December 31, 2011:

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number		as Part of Publicly	Shares that May Yet
	of Shares	Average Price	Announced Plans	Be Purchased Under
Period	Purchased	Paid per Share	or Programs	the Plans or Programs

October 1-31, 2011	—	—	—	506,969
November 1-30, 2011	286,500	$5.77	286,500	220,469
December 1-31, 2011	68,700	$6.23	68,700	151,769
Total	355,200	$5.86	355,200	151,769	(1)

(1)  This repurchase program expired on December 31, 2011 so no further shares may be repurchased thereunder.

Securities Authorized for Issuance Under Equity Compensation Plans

The following equity compensation plans have been approved by our stockholders: the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the “1996 Plan”), the SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Non-employee Directors Plan”) and the SRS Labs, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). A description of the material features of each of these plans is included in Note 6 to the Notes to Consolidated Financial Statements under the caption “Stock Award/Option Plans/Warrants.” On June 22, 2006, our stockholders voted to approve the 2006 Plan and to discontinue the issuance of any awards under the 1996 Plan. We do not have any equity compensation plans other than those approved by our stockholders. The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of December 31, 2011.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	4,928,827	(1)	$6.94	1,089,581	(2)

(1)                                  Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans as of December 31, 2011: 759,734 shares under the 1996 Plan, 172,500 shares under the Non-employee Directors Plan and 3,996,593 shares under the 2006 Plan.

(2)                                  Represents shares of common stock that as of December 31, 2011 may be issued pursuant to future grants under the following plans: 250,000 shares under the Non-employee Directors Plan and 839,581 shares under the 2006 Plan.

Stock Price Performance Graph

The following graph illustrates a comparison of the total return of our common stock with the total return for the S & P Smallcap 600 Index and a peer group selected by us for the five year period ended December 31, 2011. The peer group was limited to publicly traded companies in the audio enhancements and technology business and consisted of the following companies: Dolby, DTS and QSound.  The comparison assumes $100 was invested on December 31, 2006 in our common stock and in each of the indices shown and assumes that all of the dividends were reinvested.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands except per share data)
Consolidated Statement of Operations Data:
Revenues	$32,870	$31,220	$24,965	$18,333	$18,852
Cost of sales	777	350	286	144	164
Gross profit	32,093	30,870	24,679	18,189	18,688
Operating expenses:
Sales and marketing	14,930	13,471	11,415	9,220	6,718
Research and development	8,849	8,060	5,721	3,943	3,107
General and administrative	7,395	6,526	5,657	5,913	5,444
Total operating expenses	31,174	28,057	22,793	19,076	15,269
Operating income (loss)	919	2,813	1,886	(887)	3,419
Other income	210	245	348	1,275	2,041
Income before income taxes	1,129	3,058	2,234	388	5,460
Income taxes	11	52	98	117	46
Net income	$1,118	$3,006	$2,136	$271	$5,414
Net income per common share:
Basic	$0.08	$0.20	$0.15	$0.02	$0.34
Diluted	$0.07	$0.19	$0.14	$0.02	$0.32
Weighted average number of common shares used in the calculation of per share amounts:
Basic	14,749	14,671	14,460	15,589	16,154
Diluted	15,472	15,602	14,813	15,842	16,990

Consolidated Balance Sheet Data:
Working capital	$33,927	$29,439	$38,923	$37,519	$39,272
Total assets	57,097	57,346	51,749	46,882	51,383
Stockholders’ equity	54,101	54,794	48,394	43,769	49,007

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

Our mission is to be the dominant worldwide provider of audio and voice solutions that allow consumers to effortlessly experience rich, natural sound, the way their ears were meant to hear it.  In 2010 and 2011, licensing revenue from the home entertainment market represented 64% and 56%, respectively, of our total revenues in such periods.  In the home entertainment market, our technologies have achieved broad market acceptance in the television sector.  We plan to continue to leverage our success in the television sector to expand our audio technologies into a variety of other consumer electronic devices, including PCs, mobile phones, portable media devices and automotive audio systems, but our technologies to date have only been incorporated in products representing only a small portion of the total consumer electronics market opportunity.  The consumer electronics market in general is characterized by rapid technological changes, short product life cycles, seasonality, significant price erosion and competition, any of which may impede our ability to gain broad market acceptance for our technologies in other consumer electronic markets.  Nonetheless, we plan to continue to seek other opportunities where we can continue to leverage our core technologies and expertise.  If we are able to successfully gain broad market share for our technologies in any other market, it could significantly improve our revenues and brand name recognition.

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

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The following represents a summary of our critical accounting policies, defined as those policies that we believe:  (a) are the most important to the portrayal of our financial condition and results of operations, and (b) require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Our most critical accounting estimates include (i) revenue recognition; (ii) valuation of accounts receivable, which impacts operating expenses; (iii) valuation of intangibles and long lived assets, which primarily impacts operating expenses when we impair assets or accelerate their depreciation; (iv) recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision; and (v) share-based compensation, which impacts operating expenses. Set forth below is a discussion of each of these policies, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

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

Intangible Assets and Impairment of Long-Lived Assets

Costs paid by the Company related to the establishment and purchase of patents, primarily legal costs, are capitalized and amortized, depending on the estimated life of the technology patented. These assets are being amortized over ten years. The Company evaluates the recoverability of long-lived assets with finite lives. We assess potential impairments to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based upon the most recent assessment as of December 31, 2011, we have determined there was no impairment in the value of long-lived assets.

Income Taxes

In preparing our consolidated financial statements, we estimate our income taxes in each of the countries in which we operate. The process used to make these estimates includes an assessment of the current tax expense, the results from tax examinations and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. The Company accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2011, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on our deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry-forward period available under the tax laws, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, the Company’s business and results of operations, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting either in a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

Our income tax provision is based on calculations and assumptions that will be subject to examination by the taxing authorities in the jurisdictions in which we operate.  Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Share-Based Compensation

We account for share-based compensation awards using the fair-value method and records such expense in the consolidated financial statements over the requisite service period. In 2011, 2010 and 2009, we recorded share-based compensation expense of $2,495,630, $2,253,730 and $1,956,057, respectively.

To determine the expected term of our employee stock options granted in fiscal year 2011, we examined the historical term for our stock options and those of our peers. To determine the risk-free interest rate, we utilized an average interest rate based on U.S. Treasury instruments whose term was consistent with the expected term of our awards. To determine the expected stock price volatility, we examined the historical volatilities for our common stock and those of our peers. See Note 6 (“Stockholders’ Equity and Share-Based Compensation”) of our Notes to Consolidated Financial Statements for further discussion.

Results of Operations

The following table sets forth certain consolidated operating data as a percentage of revenues for the years ended December 31, 2011, 2010 and 2009:

Percentage of Total Revenue

	Years Ended December 31,
	2011	2010	2009
Revenues	100%	100%	100%
Cost of sales	2	1	1
Gross margin	98	99	99
Operating expenses:
Sales and marketing	45	43	46
Research and development	27	26	23
General and administrative	23	21	22
Total operating expenses	95	90	91
Operating income	3	9	8
Other income	0	1	1
Income before income taxes	3	10	9
Income taxes	0	0	0
Net income	3%	10%	9%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Total revenues for the year ended December 31, 2011 were $ 32,870,159 compared to $31,220,389 in the year ended December 31, 2010, an increase of $1,649,770 or 5%. This increase was primarily attributable to increases in royalties related to higher unit sales of mobile devices containing our technologies by our licensees. In the personal telecommunications market, revenues increased $3,310,850 from 2010 to 2011.  This increase was primarily due to increased royalties from higher volumes from new and existing customers, such as Samsung, HTC and Huawei. Revenues in the personal computer market increased $80,562 from 2010 to 2011.   This increase was primarily due to increased volume from our existing customers, including Hewlett Packard.  Revenues in the automotive market decreased by $192,966 in 2011 as compared to 2010 primarily due to lower revenues due to the March 2011 tsunami in Japan, which severely impacted the Japanese automotive market and supply chain.  The home entertainment segment includes royalties related to sales of flat panel televisions, monitors, and set top boxes. Excluding royalty recoveries and the prior year one time settlement of $900,000 related to a patent dispute, revenues from the home entertainment segment were flat on a year over year basis.  Approximately $390,000 of previously underreported royalties was recorded in 2011 compared to $987,000 in 2010 in the home entertainment market.  Overall, we have not experienced a material change in our per unit license rates in the current periods other than volume pricing discounts provided pursuant to existing contractual obligations.

The following table represents our mix of revenues by market source:

	Years Ended December 31,
	2011	2010
Home entertainment (TV, set-top boxes)	56%	64%
Personal telecommunications (mobile phones, tablets)	20	10
PC (software, hardware)	15	16
Automotive	6	7
Portable media devices (digital media players, headphones)	3	3
	100%	100%

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, sales consultants’ fees and related expenses, sales commissions, tradeshow costs and costs associated with branding activities. Sales and marketing expenses were $14,929,976 for 2011, as compared to $13,470,852 for 2010. Overall sales and marketing expenses were $1,459,124, or 11%, higher in 2011.  This increase was primarily attributable to higher payroll and related costs associated with increasing the size of our sales and marketing staff by approximately 13% in 2011.  The increase is also attributable in part to increased participation in global co-branding and advertising opportunities.  We recorded $939,139 in share-based compensation expense for sales and marketing personnel during 2011 as compared to $703,875 in 2010. As a percentage of total revenues, sales and marketing expenses increased from 43% for 2010 to 45% for 2011.

Research and Development

Research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies. Research and development expenses were $8,849,119 for 2011, as compared to $8,060,246 for 2010. The overall increase in research and development expenses of $788,873, or 10%, was primarily attributable to increasing the size of our research and development staff by approximately 15% in 2011 due to the expansion of our Shanghai engineering facility and increase in worldwide field application engineers. The increase is also attributable to the continued research and development of object-oriented multi-dimensional audio technologies beyond the existing channel-based alternatives.  We recorded $580,331 in share-based compensation expense for engineering personnel during 2011 as compared to $551,934 in 2010.  As a percentage of total revenues, research and development expenses increased from 26% for 2010 to 27% for 2010.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, legal costs associated with the administration of intellectual property, facilities costs, insurance, legal and accounting professional fees related to public company reporting and compliance, and depreciation and amortization. General and administrative expenses were $7,395,327 for 2011 as compared to $6,526,171 for 2010. The overall increase of $869,156 or 13%, was primarily attributable to an increase in legal and accounting professional fees and depreciation and amortization expenses as we continue to expand our operations.  We recorded $976,160 in share-based compensation expense during 2011 as compared to $997,920 in 2010.  As a percentage of total revenues, general and administrative expenses increased from 21% for 2010 to 23% for 2011.

Other Income

Other income, which primarily consists of interest income, was $209,921 for 2011, compared to $245,127 for 2010, a decrease of $35,206, or 14%.  We continue to monitor our cash assets to maximize our interest income while maintaining an acceptable level of risk.  During 2011 and 2010, the Company did not incur any losses related to our cash and investments.

Provision for Income Taxes

The income tax provision for 2011 was $10,725 compared to $52,153 for 2010. The current and prior year provision consists primarily of estimated taxes payable to the state of California and estimated taxes payable to Japan.

We had federal and state net operating loss carryforwards at December 31, 2011 of $2,016,278 and $5,598,942, respectively. The net operating loss carryforwards begin to expire in 2014 and will continue through 2027.  In addition, we had federal foreign tax credit carryforwards of approximately $13,294,856 at December 31, 2011, which begin to expire in 2014. As of December 31, 2011, we continued to have a valuation allowance of $5,337,296 against our deferred tax assets, which was established primarily due to our cumulative losses in recent years and was based on our assessment of our future ability to realize certain deferred tax assets.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Total revenues for the year ended December 31, 2010 were $31,220,389 compared to $24,964,577 in the year ended December 31, 2009, an increase of $6,255,812 or 25%. This increase was primarily attributable to increases in royalties related to higher unit sales of televisions, personal computers, automotives, and mobile devices containing our technologies by our licensees. In the home entertainment segment, royalty revenues increased $3,096,266 from 2009 primarily from royalties related to sales of flat panel televisions and monitors.  The revenue growth was primarily due to volume increases from certain existing licensees such as Samsung, increased demand for flat panel televisions and, to a lesser extent, due to new license agreements with Top Victory and LG.  The increase in revenues in 2010 was offset by a decrease in set top box revenues in the current year.  Included in the home entertainment market revenue was a $900,000 patent dispute settlement payment received in 2010.  Additionally, we recognized approximately $987,000 of previously under reported royalties in 2010 compared to $1,200,000 of royalties recovered in 2009 from certain customers in the home entertainment market.  The increase in revenues in the personal computer market from 2009 to 2010 was $1,901,910.   This increase was primarily due to increased volume from our existing customers, including Dell and AsusTek and revenues generated from Elitegroup Computer Systems, a new licensee. Revenues in the automotive market increased by $974,153 in 2010 as compared to 2009 primarily due to higher revenues due to volume increases from our Japanese customers who provide line install, dealer option and aftermarket automotive audio systems to many of the significant Japanese automotive manufacturers.  In the personal telecommunications market, revenues increased $418,785 from 2009 to 2010.  This increase was primarily due to increased royalties from higher volumes from Samsung.  Revenues in the portable media devices market decreased by $160,301 in 2010 as compared to 2009 due to decreased volumes from MP3/MP4 players.

The following table represents our mix of revenues by market source:

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

Research and Development

Research and development expenses were $8,060,246 for 2010, as compared to $5,721,195 for 2009. The overall increase in research and development expenses of $2,339,051, or 41%, was primarily attributable to increasing the size of our research and development staff by approximately 24% in 2010 due to the expansion of our Shanghai engineering facility and increase in worldwide field application engineers and quality assurance personnel. The increase is also attributable to the creation in 2010 of the state-of-the-art Advanced Rendering Lab, which has been exclusively designed and constructed to accelerate research and development of object-oriented multi-dimensional audio technologies beyond the existing channel-based alternatives.  In addition, the Company founded the

3D Audio Alliance (“3DAA”), which is a new, industry alliance committed to the development of open, royalty-free standards for the transmission of 3D audio.  We recorded $551,934 in share-based compensation expense for engineering personnel during 2010 as compared to $457,464 in 2009.  As a percentage of total revenues, research and development expenses increased from 23% for 2009 to 26% for 2010.

General and Administrative

General and administrative expenses were $6,526,171 for 2010 as compared to $5,656,616 for 2009. The overall increase of $869,555 or 15%, was primarily attributable to an increase in professional fees, increase in royalty compliance review fees, increase in payroll fees due to the addition of a new hire, and depreciation and amortization expenses as we continue to expand our operations.  We recorded $997,920 in share-based compensation expense during 2010 as compared to $987,292 in 2009. As a percentage of total revenues, general and administrative expenses decreased from 22% for 2009 to 21% for 2010.

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

Selected Quarterly Operating Results

The following table sets forth certain quarterly summary consolidated financial data for the eight quarters in the period ended December 31, 2011. The quarterly information is based upon financial statements prepared by us on a basis consistent with our audited consolidated financial statements and, in management’s opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. This information should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Report. Our quarterly operating results have varied significantly in the past and are expected to vary significantly in the future. Due to rounding differences, the quarters in a given year may not add precisely to the annual numbers for that year.

	Three Months Ended
	Mar 31, 2011	June 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2010	June 30, 2010	Sep 30, 2010	Dec 31, 2010
	(In thousands except per share amounts)
Revenues	$8,181	$7,602	$8,422	$8,665	$8,385	$7,161	$8,609	$7,065
Gross profit	8,034	7,410	8,311	8,338	8,321	7,061	8,545	6,944
Operating expenses	7,784	7,999	7,748	7,643	6,876	6,479	7,220	7,482
Net income (loss)	$292	$(538)	$623	$741	$1,466	$630	$1,340	$(431)
Net income (loss) per common share:
Basic	$0.02	$(0.04)	$0.04	$0.05	$0.10	$0.04	$0.09	$(0.03)
Diluted	$0.02	$(0.04)	$0.04	$0.05	$0.10	$0.04	$0.09	$(0.03)

Liquidity and Capital Resources

At December 31, 2011, cash and cash equivalents, and short and long-term investments were $38,313,987 compared to $43,053,827 as of December 31, 2010, a decrease of $4,739,840. Our cash and cash equivalents were $5,850,224 as of December 31, 2011, a decrease of $4,847,603 from cash and cash equivalents of $10,697,827 held at December 31, 2010. The decrease in cash and cash equivalents in the current year was primarily a result of the purchase of short and long-term investments and repurchase of treasury stock of $5,905,422, partially offset by positive cash flow generated by operating activities.  Cash and cash equivalents generally consist of cash, certificates of deposits, and money market funds with original maturities of three months or less. The money market funds are primarily invested in U.S. government obligations.  The cash and certificates of deposit are FDIC insured. As of December 31, 2011, we held $27,837,000 in short-term investments and $4,626,763 in long-term investments.  Short-term investments generally consist of certificates of deposit and treasury bills.  Long-term investments primarily consist of certificates of deposit with maturities greater than 12 months.  In fiscal years 2011, 2010 and 2009, our operations were funded primarily from cash generated from operating activities.

Net cash provided by operating activities was $1,015,432 and $1,522,995 for 2011 and 2010, respectively. The $507,563 decrease in net cash provided by operating activities in 2011, compared to 2010, was primarily a result of an increase in prepaid expenses and other current assets balance largely due to an increase in prepaid services and an increase in inventory of iWOW 3D retail product, which was launched in 2011.  In addition, the increase in our accounts receivable balance year over year decreased from $1,012,733 for December 31, 2010 to $273,228 in December 31, 2011.

Net cash used in investing activities was $1,556,861 and $19,952,386 in 2011 and 2010, respectively. The $18,395,525 decrease in cash used in investing activities in 2011, compared to 2010, was primarily due to the decrease in purchases of short and long-term investments offset by an increase in capital expenditures primarily related to the expansion of our corporate headquarters.

Net cash used in financing activities were $4,306,174 in 2011 and net cash provided by financing activities were $1,139,054 in 2010.  The $5,445,228 increase in net cash used in financing activities in fiscal year 2011, compared to fiscal year 2010, was primarily a result of repurchases of treasury stock.

We believe our existing cash, cash equivalents, short and long-term investment balances together with cash generated from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the continuing market acceptance of our products and the amount of stock we are able to repurchase in 2012.

Contractual Cash Obligations and Contingent Liabilities and Commitments

We have contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies our expected contractual obligations and commitments subsequent to December 31, 2011:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease obligations	$1,288,434	$570,930	$692,232	$25,272

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes changes in interest rates, which relates primarily to our invested balances of cash, cash equivalents and investments. Our investment policy specifies excess funds are to be invested in a manner that preserves capital, provides liquidity and generates the highest available after-tax return. To limit exposure to market risk, we place our cash in banks, cash equivalents in certificates of deposits with original maturities of three months or less and money market funds, which are primarily invested in U.S. government obligations.  Short-term investments consist of certificates of deposits and treasury bills with original maturities ranging from 6 to 12 months.  Long-term investments primarily consist of certificates of deposits and treasury bills with maturities greater than 12 months.  We do not invest in any derivative instruments. All cash, cash equivalents and investments are carried at fair value, which approximates cost.  We limit our exposure to foreign currency risk by generally requiring our licensees to pay us royalties in U.S. Dollars.  Substantially all of our royalties in 2011 were paid in U.S. Dollars.  Payments to vendors and employees are generally denominated in either U.S. Dollars or the local currency.  Total payments to vendors and employees in local currencies have historically been immaterial to our total operating expenses.

Item 8.  Financial Statements and Supplementary Data

The financial statement information, including the Report of Independent Registered Public Accounting Firm, required by this Item 8 is set forth on pages 33 to 48 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The quarterly financial information required by this Item 8 is set forth in Item 7 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report, Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Attestation Report of Independent Registered Public Accounting Firm

Our internal control over financial reporting has been audited by Squar, Milner, Peterson, Miranda & Williamson, LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 34.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during our fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors,” “Information About the Board of Directors and Committees of the Board,” “Executive Officers” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2012 (the “Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after the end of fiscal year 2011.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(1)                                 Financial Statements

(2)                                 Financial Statement Schedule

Page
Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2011, 2010 and 2009	49

The financial statement schedule included on page 50 to this Annual Report on Form 10-K and in Part II, Item 8 herein is filed as part of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

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

10.5

Form of Indemnification Agreement (entered into with David Dukes, Thomas C.K. Yuen, Winston E. Hickman, Carol L. Miltner, Sam Yau, Allen Gharapetian, Jeff Klaas, Alan D. Kraemer, Walter J. McBride, Maria Oppegard and Sarah Yang), previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010, which is incorporated herein by reference.

10.6	Non-employee Director Compensation Policy adopted by the Company’s Board of Directors on September 23, 2010.

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

10.10

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan dated March 29, 2005, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on April 4, 2005, which is incorporated herein by reference.

10.11

SRS Labs, Inc. Amended and Restated Change in Control Protection Plan approved August 3, 2009, previously filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009, which is incorporated herein by reference.

Exhibit Number	Description
10.12

Form of Participation Agreement under the SRS Labs, Inc. Amended and Restated Change in Control Protection Plan for Selected Executive Officers (Current participants under this plan include the following officers: Thomas C.K. Yuen, Allen Gharapetian, Jeff Klaas and Alan D. Kraemer, Walter J. McBride, Maria Oppegard and Sarah Yang, ) previously filed with the SEC as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009, which is incorporated herein by reference.

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

10.15

Offer Letter dated October 3, 2011 by and between the Company and Walter J. McBride, previously filed with the SEC as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2011, which is incorporated herein by reference.

10.16

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. 1996 Amended and Restated Long-Term Incentive Plan, as amended, previously filed with the SEC as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.17	SRS Labs, Inc. Profit Sharing and Bonus Plan, as amended on February 17, 2012.

10.18

SRS Labs, Inc. 2006 Stock Incentive Plan, as amended on April 15, 2011, previously filed with the SEC as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 25 2011, which is incorporated herein by reference.

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

10.21	Form of Restricted Share Unit Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan

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

10.24

Separation Agreement and Release of Claims between the Company and Ulrich Gottschling dated June 2, 2011, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2011, which is incorporated herein by reference.

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

10.28

Standard Industrial/Commercial Multi-tenant Lease dated February 7, 2011, by and between SRS Labs, Inc. and Daimler Commerce Partners, L.P., filed with the SEC on February 22, 2011 which is incorporated herein by reference.

Other Exhibits

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, dated March 12, 2012.

31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRS Labs, Inc.

Dated: March 14, 2012	By:	/S/ THOMAS C.K. YUEN
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ THOMAS C.K. YUEN	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2012
Thomas C.K. Yuen

/s/ WALTER J. MCBRIDE	Chief Financial Officer (Principal Financial Officer)	March 14, 2012
Walter J. McBride

/s/ MARIA OPPEGARD	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2012
Maria Oppegard

/s/ DAVID R. DUKES	Director	March 14, 2012
David R. Dukes

/s/ WINSTON E. HICKMAN	Director	March 14, 2012
Winston E. Hickman

/s/ CAROL L. MILTNER	Director	March 14, 2012
Carol L. Miltner

/s/ SAM YAU	Director	March 14, 2012
Sam Yau

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SRS Labs, Inc.

Santa Ana, California

We have audited the accompanying consolidated balance sheets of SRS Labs, Inc. and Subsidiaries (collectively the Company) as of December 31, 2011 and 2010, and the related consolidated income statements, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and the financial statement schedule of the Company listed in Item 15(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Controls over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SRS Labs, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP
Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 14, 2012

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$5,850,224	$10,697,827
Accounts receivable, net	1,430,997	1,191,847
Prepaid expenses and other current assets	1,804,610	1,069,900
Short-term investments	27,837,000	19,033,000
Total Current Assets	36,922,831	31,992,574

Long-term investments	4,626,763	13,323,000
Property and equipment, net	1,247,343	672,220
Intangible assets, net	2,518,041	2,761,432
Deferred income taxes, net	11,782,197	8,597,619
Total Assets	$57,097,175	$57,346,845
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$556,342	$516,470
Accrued liabilities	2,079,555	1,434,970
Deferred revenue	360,004	601,825
Total Current Liabilities	2,995,901	2,553,265

Commitments and contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 15,154,926 shares issued and 14,306,695 shares outstanding at December 31, 2011 and 14,807,070 shares issued and outstanding at December 31, 2010	15,156	14,808
Additional paid-in capital	72,615,408	68,520,878
Treasury stock at cost, 848,231 shares at December 31, 2011	(5,905,422)	—
Accumulated deficit	(12,623,868)	(13,742,106)
Total Stockholders’ Equity	54,101,274	54,793,580
Total Liabilities and Stockholders’ Equity	$57,097,175	$57,346,845

See accompanying notes to the consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2011	2010	2009
Revenues	$32,870,159	$31,220,389	$24,964,577
Cost of sales	776,695	349,621	285,543
Gross profit	32,093,464	30,870,768	24,679,034
Operating expenses:
Sales and marketing	14,929,976	13,470,852	11,415,115
Research and development	8,849,119	8,060,246	5,721,195
General and administrative	7,395,326	6,526,171	5,656,616
Total operating expenses	31,174,421	28,057,269	22,792,926
Operating income	919,043	2,813,499	1,886,108
Other income	209,920	245,127	347,528
Income before income taxes	1,128,963	3,058,626	2,233,636
Income taxes	10,725	52,153	98,006
Net income	$1,118,238	$3,006,473	$2,135,630
Net income per common share:
Basic	$0.08	$0.20	$0.15
Diluted	$0.07	$0.19	$0.14
Weighted average shares used in the per share calculation:
Basic	14,748,666	14,670,751	14,460,490
Diluted	15,472,084	15,602,051	14,813,372

See accompanying notes to consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

BALANCE, December 31, 2008	14,419,418	14,420	62,639,075	(18,884,209)	—	43,769,286
Proceeds from exercise of stock options	144,297	145	533,205	—	—	533,350
Share-based compensation	—	—	1,956,057	—	—	1,956,057
Net income	—	—	—	2,135,630	—	2,135,630
BALANCE, December 31, 2009	14, 563,715	14,565	65,128,337	(16,748,579)	—	48,394,323
Proceeds from exercise of stock options	243,355	243	1,138,811	—	—	1,139,054
Share-based compensation	—	—	2,253,730	—	—	2,253,730
Net income	—	—	—	3,006,473	—	3,006,473
BALANCE, December 31, 2010	14,807,070	$14,808	$68,520,878	$(13,742,106)	—	$54,793,580
Proceeds from exercise of stock options	347,856	348	1,598,900	—	—	1,599,248
Share-based compensation	—	—	2,495,630	—	—	2,495,630
Purchase of treasury stock	(848,231)	—	—	—	(5,905,422)	(5,905,422)
Net income	—	—	—	1,118,238	—	1,118,238
BALANCE, December 31, 2011	14,306,695	$15,156	$72,615,408	$(12,623,868)	(5,905,422)	$54,101,274

See accompanying notes to consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$1,118,238	$3,006,473	$2,135,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,117,366	953,188	704,718
Provision for doubtful accounts	34,078	—	47,527
Deferred taxes	(3,184,578)	(2,966,177)	(2,160,021)
Share-based compensation	2,495,630	2,253,730	1,956,057
Loss on disposition of furniture, fixtures and equipment	—	—	14,818
Write-off of intangible assets	—	12,500	13,149
Changes in operating assets and liabilities:
Accounts receivable	(273,228)	(1,012,733)	106,070
Prepaid expenses and other current assets	(734,710)	77,250	(283,056)
Accounts payable	39,872	(66,687)	268,775
Accrued liabilities	644,585	(142,920)	581,623
Deferred revenue	(241,821)	(591,629)	(608,570)
Net cash provided by operating activities	1,015,432	1,522,995	2,776,720
Cash Flows from Investing Activities:
Purchase of short and long-term investments	(19,488,763)	(40,822,000)	(5,665,000)
Proceeds from short and long-term investments	19,381,000	21,967,000	—
Purchase of property and equipment	(991,205)	(363,957)	(417,191)
Expenditures related to intangible assets	(457,893)	(733,429)	(856,402)
Proceeds from sale of property and equipment	—	—	17,600
Net cash used in investing activities	(1,556,861)	(19,952,386)	(6,920,993)
Cash Flows from Financing Activities:
Purchase of treasury stock	(5,905,422)	—	—
Proceeds from exercise of stock options	1,599,248	1,139,054	533,350
Net cash (used in) provided by financing activities	(4,306,174)	1,139,054	533,350
Net Decrease in Cash and Cash Equivalents	(4,847,603)	(17,290,337)	(3,610,923)
Cash and Cash Equivalents, Beginning of Year	10,697,827	27,988,164	31,599,087
Cash and Cash Equivalents, End of Year	$5,850,224	$10,697,827	$27,988,164
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes	$3,039,150	$2,840,844	$2,203,771

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

Cash and Cash Equivalents; Short-term and Long-term Investments

Cash and cash equivalents generally consist of cash, certificates of deposit, and money market funds with original maturities of three months or less.  The money market funds are primarily invested in U.S. government obligations.  Short-term investments consist of certificates of deposit and U.S. treasury bills that mature within one year.  Long-term investments consist of certificates of deposit of approximately $6.5 million that mature beyond one year and an investment in a long-term fund, which invests in foreign start-up companies, principally based in China.  We have a total capital commitment up to $1.0 million in connection with this fund, and our investment in this fund as of December 2011 totaled $442,763.  All of the certificates of deposit are fully insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company has not experienced any losses on its short and long-term investments.  Investments are held at cost and the Company intends to hold them until maturity.

Accounts Receivable and Allowance for Doubtful Accounts

The Company makes periodic evaluations of the creditworthiness of its customers and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral.  The Company maintains an allowance for estimated uncollectible accounts receivable, as appropriate, and such losses have historically been minimal and within management’s expectations.  Accounts receivable are presented net of the allowance for estimated uncollectible accounts of $80,766 and $46,687 as of December 31, 2011 and 2010, respectively.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets with finite lives.  The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based upon the most recent assessment as of December 31, 2011, management has determined there was no impairment in the carrying value of long-lived assets.

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

Basic and diluted net income per share for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Years Ended December 31,
	2011	2010	2009
BASIC EPS
Numerator:
Net income	$1,118,238	$3,006,473	$2,135,630
Denominator: Weighted average common shares outstanding	14,748,666	14,670,751	14,460,490
Net income per share	$0.08	$0.20	$0.15
DILUTED EPS
Numerator:
Net income	$1,118,238	$3,006,473	$2,135,630
Denominator: Weighted average common shares outstanding	14,748,666	14,670,751	14,460,490
Common equivalent shares outstanding: Dilutive options	723,418	931,300	352,882
Total diluted common shares	15,472,084	15,602,051	14,813,372
Net income per share	$0.07	$0.19	$0.14

There were options outstanding at December 31, 2011, 2010 and 2009 to purchase 2,490,537, 2,045,710 and 2,311,784 shares of the Company’s common stock, respectively, which were not included above because they would be anti-dilutive.

Share-Based Compensation

The Company measures all employee share-based compensation awards using a fair-value method and records such expense in the consolidated financial statements over the requisite service period. We recorded share-based compensation expense of $2,495,630, $2,253,730 and $1,956,057in 2011, 2010, and 2009, respectively. See Note 6.

Fair Value of Financial Instruments

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

Financial assets carried at fair value as of December 31, 2011 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$3,235,000	$—	$—	$3,235,000
Total	$3,235,000	$—	$—	$3,235,000

Financial assets carried at fair value as of December 31, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$8,400,000	$—	$—	$8,400,000
Total	$8,400,000	$—	$—	$8,400,000

Customer Concentration

For fiscal year 2011, 2010 and 2009, Samsung accounted for approximately 40%, 38% and 39%, respectively, of our consolidated revenues.  Given the significant amount of revenues derived from Samsung, the loss of that customer or the uncollectibility of related receivables could have a material adverse effect on our consolidated financial condition and consolidated results of operations.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, investments and accounts receivable. Due to the relatively short nature of such investments, the carrying amount approximates fair value. The Company places its cash in banks and its cash equivalents in certificates of deposit and money market funds at certain financial institutions and such balances are in excess of amounts insured by federal agencies. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions.  The Company has not experienced any significant losses on its cash equivalents or investments.

The Company’s accounts receivable are derived from sales to OEMs, ODMs and platform partners primarily in Asia, North America and Europe. Customers’ headquarters geographically located in the Asia markets accounted for approximately 69%, 74% and 72% of the Company’s revenues in 2011, 2010 and 2009, respectively, and are expected to continue to account for a substantial percentage of revenues in the future.

Subsequent Events

Management has evaluated events subsequent to December 31, 2011 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

2. Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2011	2010
Property and equipment	1,035,664	$677,715
Computer equipment	696,915	686,164
Leasehold improvements	1,024,009	502,234
	2,756,588	1,866,113
Less accumulated depreciation and amortization	(1,509,245)	(1,193,893)
	$1,247,343	$672,220

Depreciation and amortization expense for property and equipment totaling $414,942, $291,531 and $208,901 for the years ended December 31, 2011, 2010 and 2009, respectively, is reflected in general and administrative expenses.

3. Intangible Assets

Intangible assets, net consist of the following:

	December 31,
	2011	2010
Patents	$4,750,888	$4,467,542
Accumulated amortization	(2,756,169)	(2,399,801)
Patents, net	1,994,719	2,067,741
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	640,071	640,071
Capitalized software and hardware for several technologies	1,212,632	1,038,084
Total other intangibles	1,852,703	1,678,155
Accumulated amortization, other intangibles	(1,329,381)	(984,463)
Other intangibles, net	523,322	693,692
Intangible assets, net	$2,518,041	$2,761,432

Amortization periods range from three to ten years depending on the estimated useful life of the asset. Amortization expense consists of the following:

	Years Ended December 31,
	2011	2010	2009
Patents	$356,367	$327,050	$287,232
Other intangibles:
License agreements acquired in purchase of SRSWOWcast	64,007	64,007	64,007
Capitalized software and hardware for several technologies	282,050	283,111	144,579
Total intangible amortization expense	$702,424	$674,168	$495,818

As of December 31, 2011, the weighted average remaining useful life of the Company’s patents and intangible assets was approximately 5 years. The following table shows the estimated amortization expense for those assets for each of the five succeeding fiscal years and thereafter.

Years Ending December 31,
2012	$681,332
2013	492,324
2014	335,178
2015	277,329
2016	240,535
Thereafter	491,343
Total	$2,518,041

4. Commitments and Contingencies

Leases

The Company leases office space and certain equipment under non-cancelable operating leases expiring through 2016. The Company leases its corporate office located in Santa Ana, California, under a lease agreement with Daimler Commerce Partners, L.P., a partnership that is affiliated with a principal stockholder, who is also an executive officer and a director, of the Company, through May 2013. We paid rent of $245,232, $238,680 and $238,680 in 2011, 2010 and 2009, respectively, under this lease agreement.  In February 2011, the Company entered into a new lease with Daimler Commerce Partners, L.P. to expand our corporate headquarters. The lease is for a term of five years and covers an additional 11,700 square foot facility, consisting of office space adjacent to our existing facilities.

In 2011, we also expanded our European presence and entered into a new office lease in Budapest, Hungary.  The lease is for a term of 12 months and expires in September 2012.  Additionally, we lease space in Tokyo, Japan, Taipei, Taiwan, Shanghai, China and Shenzhen, China.  In total, we paid rent of $505,850, $442,080 and $426,651 during 2011, 2010 and 2009, respectively, for all of our facilities.

We believe that our current facilities are adequate to support our current requirements.

Future annual minimum lease payments under non-cancelable operating leases for the remaining periods at December 31, are as follows:

Years Ending December 31,	Facility	Office Equipment	Total
2012	$538,915	$32,015	$570,930
2013	377,869	26,679	404,548
2014	186,596	—	186,596
2015	101,088	—	101,088
2016	25,272	—	25,272
Total	$1,229,740	$58,694	$1,288,434

Litigation

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

Indemnifications

The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no recorded liabilities for indemnification under these agreements as of December 31, 2011 and 2010.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Currently, the Company has no recorded liabilities for these agreements as of December 31, 2011 and 2010.

Warranties

The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no recorded liabilities for these warranties as of December 31, 2011 and 2010.

Employment Contracts

The Company has employment agreements with its Chief Executive Officer and its Chief Technology Officer (collectively “Agreements”). Each of the Agreements was entered into for an initial term that has since expired and all are now automatically renewed annually on various anniversary dates. Under the terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from one to two years of the respective employee’s base salary, depending on the date of termination, if the employee is terminated by the Company without cause.

Amended and Restated Change in Control Plan

The Compensation Committee of the Board, the sponsor of the Company’s Amended and Restated Change in Control Protection Plan (the “Change in Control Plan”), has designated certain of its executive officers as participants in the Change in Control Plan. The Change in Control Plan generally provides that if a participant’s employment is terminated without cause or if the participant resigns for good reason during a two-year period following a change in control, as defined in the Change in Control Plan, the participant will be entitled to receive a severance payment. Under the Change in Control Plan, the size of the severance payment that would be due to a participant upon the occurrence of a covered termination ranges from to one to two times the participant’s base salary then in effect immediately prior to the change in control, depending on the participant’s position with the Company, plus the cash bonus and commissions actually paid to the participant during the last completed calendar year before the change in control.. The Change in Control Plan also provides that the Company will pay a participant’s COBRA premiums for a period of 18 months following a covered termination.

5. Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
United States	$1,128,963	$3,058,626	$2,233,636

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

The provision for income taxes on continuing operations consists of the following:

	Years Ended December 31,
	2011		2010	2009
Current:
Federal	$—		$—	$—
State	1,600		41,195	98,006
Foreign	3,193,774		2,977,135	2,160,021
Total	3,195,374		3,018,330	2,258,027
Deferred:
Federal	(2,042,521)		(2,258,217)	(1,528,883)
State	(334,482)		—	—
Foreign	—		—	—
Change in valuation allowance, net	(807,646	)(1)	(707,960)	(631,138)
Total	(3,184,649)		(2,966,177)	(2,160,021)
Total income tax provision	$10,725		$52,153	$98,006

(1) The expiration of the capital loss carry forwards in 2011 have been netted with the change in the valuation allowance.

The reconciliation of the income tax expense computed at U.S. federal statutory rates to the provision for income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
Tax at U.S. federal statutory rates	$392,537	$1,039,284	$759,436
State income taxes, net of federal benefit	1,600	1,600	130,320
Nondeductible expenses	98,326	55,448	39,433
Change in valuation allowance, net	(7,267,907)	(707,960)	(631,138)
Research and development credit	(386,853)	(332,317)	(199,984)
Foreign tax rate differential and other	576,329	(3,902)	(61)
Expiration of Capital Loss Carryforward	6,596,693	—	—
Total income tax expense	$10,725	$52,153	$98,006

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Depreciation and amortization	$406,415	$650,942
Accruals	363,482	416,531
Net operating loss carryforwards	—	—
Tax credit carryforwards	13,386,231	10,765,835
Capital loss carryforwards	—	6,460,261
Other	2,963,365	2,909,253
Valuation allowance	(5,337,296)	(12,605,203)
Total net deferred tax assets	$11,782,197	$8,597,619

The Company has federal and state net operating loss carryforwards at December 31, 2011 of $2,016,278 and $5,598,942, respectively.  Such net operating losses relate to excess tax benefits and have not been recognized.  These net operating loss carryforwards will begin to expire in 2014 and will continue to expire through 2027. The Company also has federal and state research credits of approximately $1,635,797 and $353,638, respectively, which will begin to expire in 2012 and will continue to expire through 2030 for federal purpose and can be carried forward indefinitely for state purposes. In addition, the Company has federal foreign tax credit carryforwards of $13,294,856 at December 31, 2011, which will begin to expire in 2014 and will continue to expire through 2019.

As of December 31, 2011, a valuation allowance of $5,337,296 has been provided based on the Company’s assessment of the future realizability of deferred tax assets. The valuation allowance on deferred tax assets relates to future deductible temporary differences, foreign tax credit carryforwards, research and development credit carryforwards, and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

The use of loss carryforwards and tax credit carry forwards may become limited in the event of an ownership change as defined under Internal Revenue Code section 382. The Company commissioned a section 382 study in 2008, which confirmed that there have been no ownership changes through 2007.  Further, due to a change in California tax law in fiscal year 2008, net operating loss carryforwards may not be used in 2008, 2009, 2010 and 2011 and research and development credits were limited to fifty percent of the Company’s net tax in 2008 and 2009.

As of December 31, 2011, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions.

Revenue is recognized gross of foreign withholding taxes that are remitted by our licensees directly to foreign tax authorities. Withholding taxes were $3.0 million, $2.9 million and $2.2 million in 2011, 2010 and 2009, respectively.

6. Stockholders’ Equity and Share-Based Compensation

Stock Award/Option Plans

In July 1996, the Board adopted and the Company’s stockholders approved the 1996 Long-Term Incentive Plan (as amended and restated, the “1996 Plan”), for which 1,000,000 shares of the Company’s common stock were initially reserved for issuance to officers, employees and consultants of the Company. The number of shares reserved for issuance under the 1996 Plan was increased in June 1997, June 1998, June 2000 and June 2003 by 1,000,000, 2,500,000, 2,500,000 and 1,500,000 shares, respectively.  The Compensation Committee or, in the absence of a Compensation Committee, the Board, as a whole, has been appointed to administer the 1996 Plan. Options issued under the 1996 Plan vest in the manner prescribed by the Compensation Committee or the Board, as applicable. As of December 31, 2011, options to purchase 759,734 shares of the Company’s common stock were outstanding under the 1996 Plan. No additional options have been, or will be, granted under the 1996 Plan since the date of stockholder approval of the 2006 Plan (defined below).

In July 1996, the Board adopted and the Company’s stockholders approved the 1996 Non-employee Directors Stock Option Plan (the “Non-employee Directors Plan”), a non-discretionary formula plan for which 120,000 shares of the Company’s common stock were reserved for issuance to the Company’s non-employee directors. A committee consisting of all directors who are not eligible to participate in the Non-employee Directors Plan administers the Non-employee Directors Plan. With the exception of the initial option granted to a non-employee director, which vests immediately, options granted under the Non-employee Directors Plan vest over a three-year period, the first installment vesting on the date of grant. In June 1999, the Company’s stockholders approved the Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Amended Non-employee Directors Plan”). Among the changes set forth in the Amended Non-employee Directors Plan was to increase by 130,000 the number of shares of common stock that may be issued under the plan. In June 2001, the Board adopted and the Company’s stockholders approved an amendment to the Amended Non-employee Directors Plan to increase the number of shares reserved for issuance under the plan by 250,000. As of December 31, 2011, options to purchase 172,500 shares of common stock were outstanding under the Amended Non-employee Directors Plan. There are 250,000 shares of common stock available for grant under the Non-employee Directors Plan as of December 31, 2011.

The 2006 Stock Incentive Plan (the “2006 Plan”) was adopted effective June 22, 2006.  1,500,000 shares of the Company’s common stock were initially reserved for issuance under the 2006 Plan. Either the Board or a committee appointed by the Board (the “Committee”) will administer the 2006 Plan. The Compensation Committee is currently acting as the Committee for purposes of the 2006 Plan. Under the 2006 Plan, the Committee may grant options that are intended to qualify as incentive stock options. Additionally, the Committee may also grant share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, and performance awards. The vesting period is dependent on the type of award granted and may be determined by the Committee. In June 2008, June 2010 and June 2011, the number of shares reserved for issuance under the 2006 Plan was increased by 1,750,000 shares, 1,000,000 shares and 750,000 shares, respectively,  As of December 31, 2011, options to purchase 3,996,593 shares of common stock were outstanding under the 2006 Plan. There are 839,581 shares of common stock available for grant under the 2006 Plan as of December 31, 2011.

Share-Based Compensation

We account for share-based compensation by measuring all employee share-based compensation awards using a fair-value method and record such expense in the consolidated financial statements over the requisite service period.  Although share appreciation rights, restricted shares, unrestricted shares, deferred share units and performance awards may be granted under our incentive plans, the Committee has only historically granted stock options.  Accordingly, the information set forth below relates solely to stock options.

Total shared-based compensation cost recognized in 2011, 2010 and 2009 is as follows:

	Years Ended December 31,
	2011	2010	2009
Sales and marketing	$939,139	$703,876	$511,301
Research and development	580,331	551,934	457,464
General and administrative	976,160	997,920	987,292
Total compensation cost recognized	$2,495,630	$2,253,730	$1,956,057

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 10 years and vest and become exercisable over a four-year service period.

The fair value of each share-based award is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term for options granted in 2011, 2010 and 2009 was calculated based upon the historical term of the Company’s option grants and review of the terms of the Company’s peers.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected term (in years)	3.90	3.80	4.23
Expected volatility	50%	49%	54%
Risk-free interest rate	0.83%	1.09%	1.96%
Dividend yield	0.00%	0.00%	0.00%

The following table summarizes the weighted-average fair value of stock options granted and the total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Weighted-average fair value at date of grant	$2.94	$3.40	$2.86
Intrinsic value of options exercised	$1,010,704	$1,104,364	$464,136

A summary of option activity under the stock option plans and changes during the year ended December 31, 2011 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (in Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	4,643,393	$6.68
Granted	844,300	7.56
Cancelled/Forfeited	(211,010)	7.62
Exercised	(347,856)	4.60
Outstanding, December 31, 2011	4,928,827	$6.94	6.66	$34,214,388
Options exercisable, December 31, 2011	2,924,063	$6.43	5.18	$18,793,143

A summary of the activity of the Company’s non-vested shares during the year ended December 31, 2011 is presented below:

				Remaining
		Weighted-Average		Unrecognized
	Shares	Grant Date Fair Value	Remaining Years to Vest	Compensation Cost
Nonvested, January 1, 2011	2,154,450	$3.13
Granted	844,300	2.94
Vested	(793,563)	3.42
Forfeited	(200,423)	3.59
Nonvested, December 31, 2011	2,004,764	$3.06	3.95	$5,817,481

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2011.

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Exercisable As of 12/31/2011	Weighted Average Exercise Price
$1.91–$3.80	155,225	0.74	$2.60	155,225	$2.60
$3.81–$5.70	1,174,960	5.19	4.90	1,013,583	4.91
$5.71–$7.60	1,858,394	6.92	6.62	1,075,957	6.51
$7.61–$9.50	1,590,148	8.11	8.92	539,086	9.14
$9.51–$11.40	150,100	5.78	10.52	140,212	10.58
	4,928,827	6.66	$6.94	2,924,063	$6.43

7. Segment Information

The Company’s revenue is solely derived from licensing related revenue. The following schedule presents the Company’s revenue by geographic area. For product sales, revenue is allocated based on the country to which product was shipped. Licensing-related revenue is summarized based on the location of the licensee’s corporate headquarters. For product and online sales, revenue is allocated to the United States region. The China region includes all licensees with their corporate headquarters located in mainland China. The Asia Pacific region includes all licensees with their corporate headquarters located in Taiwan, Hong Kong, and India.

	Years Ended December 31,
	2011	%	2010	%	2009	%
Geographic Area Revenue:
Korea	$13,928,964	42%	$13,691,746	44%	$11,551,403	46%
United States	9,288,844	28	7,465,114	24	6,440,033	26
Asia Pacific	3,196,023	10	2,482,756	8	647,220	3
Japan	2,813,254	9	4,930,915	16	4,375,139	17
China	2,699,035	8	2,033,444	6	1,548,496	6
Europe	944,039	3	616,414	2	402,286	2
Total	$32,870,159	100%	$31,220,389	100%	$24,964,577	100%

8. Revolving Line of Credit

On August 12, 2010, we entered into a Revolving Credit Agreement (collectively with the Revolving Credit Note and related documents, the “Loan Documents”) with U.S. Bank N.A.  The Loan Documents provide the Company with a $5.0 million revolving line of credit, which is available until June 30, 2012, to be used for working capital purposes.  As of December 31, 2011, the Company has not borrowed from the revolving line of credit.

9. Employee Benefit Plan

The Company’s employees based in the United States may participate in a salary deferral plan (the “401(k) Plan”), pursuant to which eligible employees can contribute up to 75% of their eligible compensation. The Company also may contribute on a discretionary basis. The Company’s matching contribution vests ratably over a four year period. During the years ended December 31, 2011, 2010 and 2009, the Company contributed approximately $228,251, $197,513 and $153,141, respectively, to the 401(k) Plan.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
For the year ended December 31, 2011:
Allowance for doubtful accounts	$46,687	$34,079	$—	$80,766
For the year ended December 31, 2010:
Allowance for doubtful accounts	$47,527	$—	$840	$46,687
For the year ended December 31, 2009:
Allowance for doubtful accounts	$—	$60,000	$12,473	$47,527

EXHIBIT INDEX

Exhibit Number	Description
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

10.5

Form of Indemnification Agreement (entered into with David Dukes, Thomas C.K. Yuen, Winston E. Hickman, Carol L. Miltner, Sam Yau, Allen Gharapetian, Jeff Klaas, Alan D. Kraemer, Walter J. McBride, Maria Oppegard and Sarah Yang), previously filed with the SEC as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2010, which is incorporated herein by reference.

10.6	Non-employee Director Compensation Policy adopted by the Company’s Board of Directors on September 23, 2010.

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

10.10

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan dated March 29, 2005, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on April 4, 2005, which is incorporated herein by reference.

10.11

SRS Labs, Inc. Amended and Restated Change in Control Protection Plan approved August 3, 2009, previously filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009, which is incorporated herein by reference.

Exhibit Number	Description
10.12

Form of Participation Agreement under the SRS Labs, Inc. Amended and Restated Change in Control Protection Plan for Selected Executive Officers (Current participants under this plan include the following officers: Thomas C.K. Yuen, Allen Gharapetian, Jeff Klaas and Alan D. Kraemer, Walter J. McBride, Maria Oppegard and Sarah Yang, ) previously filed with the SEC as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009, which is incorporated herein by reference.

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

10.15

Offer Letter dated October 3, 2011 by and between the Company and Walter J. McBride, previously filed with the SEC as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2011, which is incorporated herein by reference.

10.16

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. 1996 Amended and Restated Long-Term Incentive Plan, as amended, previously filed with the SEC as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.17	SRS Labs, Inc. Profit Sharing and Bonus Plan, as amended on February 17, 2012.

10.18

SRS Labs, Inc. 2006 Stock Incentive Plan, as amended on April 15, 2011, previously filed with the SEC as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 25 2011, which is incorporated herein by reference.

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

10.24

Separation Agreement and Release of Claims between the Company and Ulrich Gottschling dated June 2, 2011, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2011, which is incorporated herein by reference.

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

10.28

Standard Industrial/Commercial Multi-tenant Lease dated February 7, 2011, by and between SRS Labs, Inc. and Daimler Commerce Partners, L.P. filed with the SEC on February 22, 2011 which is incorporated herein by reference.

Other Exhibits

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, dated March 12, 2012.

31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.