Form 10-K/A
period 2011-12-31
SRS LABS INC
filed 2012-04-30
CIK 1016470

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into this Form 10-K:  None.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (originally filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012) is being filed in order to amend Items 10 through 14 of Part III to include information that we previously anticipated providing by incorporating by reference from the definitive proxy statement for our 2012 Annual Meeting of Stockholders.  In accordance with General Instruction G(3) to Form 10-K, we hereby amend Items 10, 11, 12, 13 and 14 of Part III contained in our Annual Report on Form 10-K to provide the additional required information as set forth below.  Part IV, Item 15 is also set forth below to reflect the inclusion of the certifications required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.  The complete text of Items 10 through 15, as amended, is included in this amendment.  With the exception of the foregoing, no other changes are being made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is certain information, as of April 1, 2012, regarding the directors and executive officers of SRS Labs, Inc. (the “Company” or “SRS”), including information regarding public company boards that the directors currently serve on or have served on since January 1, 2007 and certain other biographical information and attributes regarding the directors that the Nomination and Corporate Governance Committee of the Company’s Board of Directors (the “Board” or the “Board of Directors”) determined qualify them to serve as directors.

Name	Age	Position(s)
Thomas C.K. Yuen	60	Chairman of the Board, Chief Executive Officer and President
David R. Dukes	68	Director
Winston E. Hickman	69	Director
Carol L. Miltner	69	Director
Sam Yau	63	Director
Walter J. McBride	59	Chief Financial Officer, Treasurer and Secretary
Alan D. Kraemer	61	Executive Vice President and Chief Technology Officer
Jeff Klaas	41	Senior Vice President, Global Sales
Sarah Yang	45	Senior Vice President, Software Engineering
Allen Gharapetian	46	Senior Vice President, Marketing
Maria Oppegard	37	Vice President, Finance and Chief Accounting Officer

Thomas C.K. Yuen has served as the Chairman of the Board, Chief Executive Officer and President of the Company since January 1994.  Mr. Yuen has also served as the Chairman of the Board and Chief Executive Officer of SRSWOWcast, Inc., the Company’s wholly-owned subsidiary, since 1999.  From March 1998 until its sale to a third party in September 2006, Mr. Yuen served as the Chairman of the Board and Chief Executive Officer of ValenceTech Limited.  Prior to joining SRS, Mr. Yuen co-founded in 1981 AST Research, Inc., a personal computer manufacturer, where he served as AST’s Co-Chairman and Chief Operating Officer. Under his leadership, AST became a Fortune 500 company in 1991 and its stock was named the Best Performing NASDAQ Stock of 1991.  Mr. Yuen departed AST in 1992 and focused his efforts on investing in new projects. Before co-founding AST, he held various engineering and project management positions with Hughes Aircraft Company, Sperry Univac and Computer Automation.  Mr. Yuen is also the Chairman and Chief Executive Officer of PrimeGen Biotech, LLC, a privately-held stem cell research company.  Mr. Yuen received his Bachelor of Science degree in Electrical Engineering from the University of California, Irvine with School Honors.  He is also an Honorary Professor at China Nationality University in Beijing. Mr. Yuen is the recipient of several awards from the University of California, Irvine, including the UCI Medal in 1990, the outstanding Engineering Alumni Award in 1987 and the Distinguished Alumnus Award in 1986. He was named one of the top 25 executives of the computer industry by the Computer Reseller News Magazine in 1988 and 1991.  In 1997, Mr. Yuen received the Director of the Year award from the Orange County Forum for Corporate Directors.  The Board believes Mr. Yuen should serve as Chairman of the Board given his extensive technology, industry, management and operational experience, as well as his substantial understanding of the Company and its operations resulting from serving as Chief Executive Officer and President of the Company since 1994.

David R. Dukes has served as a director since 2003.  Since July 2008, Mr. Dukes has served as CEO of the Simon Foundation for Education and Housing, a not-for-profit corporation focused on providing scholarships to students that come from difficult life and economic circumstances and on providing affordable work force housing.  From September 2001 until September 2008, he served as Vice Chairman of RSI Holding Corporation, parent company of RSI Home Products, a manufacturer of cabinetry for the home.  During his retirement, from May 1998 to September 2001, he participated in investment activities and consulting projects.  From September 1989 to May 1998, Mr. Dukes was employed by Ingram Micro, a leading distributor of technology products and services.  He served in multiple executive capacities with Ingram Micro, including Co-Chairman, Vice Chairman and President and Chief Operating Officer.  He was also co-founder and Chief Executive Officer of Ingram Alliance and was co-founder and Chairman of the Global Technology Distribution Council.  Mr. Dukes also has served in many philanthropic organizations, including serving on the board of directors of the Make a Wish Foundation and as Chairman of the Children’s Hospital Foundation of Orange County.  He currently serves as a member of the board of directors of Children’s Hospital of Orange County.  The Board believes Mr. Dukes’ valuable business, leadership and executive management experience, particularly in the technology industry, uniquely qualifies Mr. Dukes to serve as a director of the Company and led to the Board’s conclusion that Mr. Dukes should serve as a director.

Winston E. Hickman has served as a director since 2003.  Mr. Hickman is currently an independent business and financial consultant. From March 2008 until April 2011, he served as Chief Financial Officer of Comarco, Inc., a publicly-held, leading provider of mobile power products. Prior to Comarco, Mr. Hickman served as Executive Vice President and Chief Financial Officer of Ashworth, Inc., a publicly-held, leading designer of golf-inspired lifestyle sportswear, from February to November 2006. Prior to Ashworth, Mr. Hickman was Executive Vice President and Chief Financial Officer of REMEC, Inc., a publicly-held manufacturer of components and subsystems for wireless communications, beginning in November 2003. Prior to REMEC, Mr. Hickman served as Chief Financial Officer and a member of the Board at Paradigm Wireless System, Inc. from May 2000 to November 2003. Paradigm was acquired by REMEC in late 2003. Mr. Hickman also served as Senior Vice President and Chief Financial Officer for Pacific Scientific, a publicly-held manufacturer of electrical and safety equipment. He has also held the position of Vice President of Finance at Allied Signal and Rockwell International, both large public companies. Mr. Hickman received his undergraduate degree from California State University, Long Beach and a Master’s degree in Business Administration from the University of Southern California. Mr. Hickman’s significant financial expertise developed through his experience as a Chief Financial Officer at various technology companies, together with his executive leadership and public company experience, led the Board to conclude that Mr. Hickman should serve as a director of the Company.

Carol L. Miltner has served as a director since 2004.  Since October 2002, Ms. Miltner has served as the Chief Executive Officer of Positive Impact, a national consulting company specializing in sales, strategic planning and compensation advice and seminars. From January 2000 to October 2002, Ms. Miltner served as Chief Executive Officer of the Global Technology Distribution Council, an international forum of the Chairpersons and Chief Executive Officers representing the leading technology distributors. From February 1999 to January 2000, she was a partner in a national seminar and consulting company, Impact, LLC. From July 1991 to February 1999, Ms. Miltner was President of Motivation by Miltner. Prior to 1991, she spent nineteen years in sales management positions for IBM, Xerox Corporation and Apple Computer, and served as the Senior Vice President of Sales for Ingram Micro, a publicly-held, leading distributor of technology products and services.  Since 1991, she has served on the boards of public companies, such as Gateway Communications, Multiple Zones, QLogic and Intcomex.  Ms. Miltner served on the board of directors of QLogic Corporation from 1994 to 2008 and on the board of directors of Intcomex, Inc. from 2006 to 2009.  Ms. Miltner’s executive leadership experience, strong sales and marketing expertise in the technology industry, combined with her extensive public company directorships, led the Board to conclude that Ms. Miltner should serve as a director.

Sam Yau has served as a director since 2000 and as the Lead Director of the Board of Directors since January 2005.  Mr. Yau has served on the board of directors of Multi-Fineline Electronix, Inc., one of the largest U.S.-based flex circuit manufacturers, since 2004.  Since 1997, Mr. Yau has also been a private investor.  From May 1995 to May 1997, Mr. Yau was Chief Executive Officer of National Education Corporation, a publicly-held provider of educational services and products.  He was also a past Chairman of the Forum for Corporate Directors, Orange County.  Mr. Yau received his Master’s degree in Business Administration from the University of Chicago and his BSS degree in Economics from the University of Hong Kong.  Mr. Yau’s experience as the Chief Executive Officer of National Education Corporation, combined with his strong operational and strategic background and extensive public company experience, led the Board to conclude that Mr. Yau should serve as a director.

Walter J. McBride has served as the Company’s Chief Financial Officer, Treasurer and Secretary since October 2011.  Prior to that, from 2008 until 2011, Mr. McBride served as the Chief Financial Officer of Synthetic Genomics, Inc., a company dedicated to developing and commercializing genomic driven solutions to address global energy and environmental challenges.  From 2005 until 2008, Mr. McBride served as the Executive Vice President and Chief Financial Officer of Capstone Turbine Corporation, a designer and manufacturer of microturbine technology for stationary power generation, cogeneration and hybrid electric vehicles.  From 2000 until 2005, Mr. McBride served as the Executive Vice President and Chief Financial Officer of First Consulting Group Inc., an IT services company focused on global healthcare, pharmaceutical and biotechnology.  Prior to 2000, Mr. McBride served as the Chief Financial Officer and in various senior executive management positions with several private and public companies.  Mr. McBride holds a Bachelor of Science degree in Accounting and Finance from The Ohio State University and a Master of Science degree in Computer Systems Management from Rochester Institute of Technology.

Alan D. Kraemer has served as the Company’s Chief Technology Officer since January 2005 and as the Executive Vice President, Technology and Business Development since June 2004. Prior to that, he served as the Company’s Vice President, Engineering from April 2000 to May 2004 and Director of Engineering from February 1994 to March 2000. In addition, Mr. Kraemer has served as President of Sierra Digital Productions, Inc., a compact disc production and recording company, since August 1989. Prior to that, Mr. Kraemer served as Senior Vice President of Engineering of De LaRue Printrak; Vice President of Engineering for AST Research; Vice President of Engineering with Point4 Data Corporation; and Director of Software Engineering at Northrop Electronics. Mr. Kraemer holds a Bachelor of Arts degree in Fine Arts from California State University, Fullerton.

Jeff Klaas has served as the Company’s Senior Vice President, Global Sales since May 2011 and as the Vice President of Global Sales from May 2008 to May 2011.  Prior to that, Mr. Klaas served as the Director of Global Retail Sales and European Business Development at Entropic Communications, a leading provider of silicon solutions that enable connected home entertainment systems, from December 2006 to May 2008.  From March 2000 to May 2005, Mr. Klaas was General Manager of Business Development at Viewsonic, a global provider of computing, consumer electronics and communications solutions. Mr. Klaas also co-founded IAVI, a plasma TV and projector distribution company, which was named one of Entrepreneur Magazine’s Hot 100 Fastest Growing Companies in America in 1999. Mr. Klaas holds a Bachelor of Science degree in Business Administration from the University of Southern California.

Sarah Yang has served as the Company’s Senior Vice President of Software Engineering since May 2011 and as the Vice President of Software Engineering from January 2006 to May 2011. Ms. Yang previously served as the Company’s Senior Director of Software Engineering from April 2004 to December 2005 and the Director of Software Engineering from April 2001 to March 2004. Ms. Yang joined the Company in February 2000 as a Senior DSP Engineer. Prior to joining SRS, Ms. Yang was Senior Consultant at Computer Sciences Corporation and has held senior software engineering positions at Vicor Corporation and National Instruments. Ms. Yang holds a Bachelor of Science degree in Electrical Engineering from the University of Science and Technology of China, a Master of Science degree in Physics from Texas A&M University and a Master of Science degree in Electrical Engineering from The Institute of Acoustics in China.

Allen H. Gharapetian has served as the Company’s Senior Vice President of Marketing since May 2011 and as the Vice President of Marketing from February 2008 to May 2011.  Prior to that, Mr. Gharapetian served as the Vice President of Marketing for Starport Systems, a RFID technology company, from April 2007 to February 2008.  From September 2006 to April 2007, Mr. Gharapetian was the Vice President of Global Marketing and Global Product Management at Targus Group International, the industry leader in notebook cases and mobile accessories.  Prior to its acquisition by Imation, he was the Vice President of Marketing and Product Development at Memorex Products Inc. from March 2003 until August 2006, where he was instrumental in raising Memorex’ brand positioning and expanding its product portfolio.  Mr. Gharapetian also spent several years at Yamaha Corporation of America, where he last served as the General Manager of the Multimedia Products Division of Yamaha Electronics. Mr. Gharapetian holds Bachelor’s degrees in both Business Administration and Computer Sciences from the European University of Brussels, Belgium, and a Master’s degree in Business Administration in International Business from the Thunderbird School of Global Management in Arizona.

Maria Oppegard has served as the Company’s Vice President, Finance since February 2012 and as its Chief Accounting Officer since October 2011.  Prior to that promotion, Ms. Oppegard served as the Company’s Controller since 2005.  She also served as the Company’s acting principal financial officer from August 2011 to October 2011.  Prior to joining the Company, she spent six years at KPMG LLP, where she was an Audit Manager, providing audit services primarily for public companies in the technology industry.  Ms. Oppegard is a Certified Public Accountant.  She received a Bachelor of Science degree in Business Administration from the University of North Carolina at Chapel Hill and a Master of Science degree in Accountancy from Wake Forest University.

The Company has a “classified” Board of Directors, divided into three classes, and the directors are elected for three year terms when elected at annual meetings of stockholders.  Currently, there are two Class I directors (Mr. Hickman and Ms. Miltner), whose terms expire at the 2012 annual meeting of stockholders; one Class II director (Mr. Dukes), whose term expires at the 2013 annual meeting; and two Class III directors (Messrs. Yau and Yuen), whose terms expire at the 2014 annual meeting.  Officers serve at the discretion of the Board of Directors.  There are no family relationships among any of our directors or executive officers.

Code of Ethics and Business Conduct

The Company is committed to having sound corporate governance principles and has implemented the following corporate governance policies and procedures. The Company’s Code of Business Conduct and Ethics, which is applicable to our directors, our principal executive officer, our principal financial officer, our principal accounting officer and all of our other officers and employees, as well as our Corporate Governance Guidelines, can be found on the “About SRS—Investor Relations” section of our website at www.srslabs.com.  We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics and any waivers of provisions of such provisions, that are required to be disclosed under the rules of the SEC, at the same location on our website.  Copies of the Code of Business Conduct and Ethics and the Corporate Governance Guidelines may also be obtained upon request, without charge, by contacting our Investor Relations Department at (949) 442-1070 or by writing to us at SRS Labs, Inc., 2909 Daimler Street, Santa Ana, California 92705, Attn: Investor Relations Manager.

Material Changes to Procedure for Recommending Nominees by Security Holders

There have been no material changes to the procedures by which security holders may recommend nominees to the Board since our previous disclosure regarding this matter.

Audit Committee of the Board of Directors

We currently have three standing committees of the Board of Directors — an Audit Committee, a Compensation Committee and a Nomination and Corporate Governance Committee.  The current members of our Audit Committee are Winston E. Hickman (Chairman), David R. Dukes and Carol L. Miltner.  The Board of Directors has determined that each member of the Audit Committee is independent, as defined in the NASDAQ Stock Market Marketplace Rules (the “NASDAQ Rules”) and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Board of Directors has determined that Mr. Hickman, the Chairman of the Audit Committee, is an “audit committee financial expert,” as defined under the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock (the “Common Stock”) and other Company securities. Officers, directors and beneficial owners of more than 10% of the Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2011 (“Fiscal 2011”), the Company’s officers, directors and beneficial owners of more than 10% of the Common Stock timely complied with all Section 16(a) filing requirements, except as follows:  Ms. Oppegard was granted an option to purchase 20,000 shares of Common Stock on October 26, 2011 in connection with her promotion to Chief Accounting Officer.  As soon as she was advised of the grant, she filed a Form 4 with the SEC on October 31, 2011.

Item 11.  Executive Compensation

We are required by the SEC to discuss the compensation awarded to, earned by, or paid to (a) the Company’s principal executive officer; (b) the Company’s principal financial officer; (c) the Company’s three most highly compensated executive officers, other than the officers described in clauses (a) and (b), who were serving as executive officers at the end of Fiscal 2011 and whose total compensation exceeded $100,000; and (d) up to two additional persons for whom disclosure would have been provided under clause (c) but for the fact that the person was not serving as an executive officer at the end of Fiscal 2011.  Accordingly, set forth below is information regarding compensation awarded to, earned by, or paid to (a) Thomas C.K. Yuen, the Company’s Chief Executive Officer; (b) Walter J. McBride, the Company’s Chief Financial Officer; (c) Alan D. Kraemer, Jeff Klaas and Sarah Yang, the three most highly-compensated executive officers other than the Chief Executive Officer and Chief Financial Officer, who were serving as executive officers at the end of Fiscal 2011 and whose total compensation exceeded $100,000; and (d) Ulrich Gottschling, the Company’s former Chief Financial Officer.  These officers are referred to in this report as the “Named Executive Officers” or “NEOs.”

Compensation Discussion and Analysis

Framework and Processes for Compensation Decisions

The goal of the Company’s compensation policies and programs is to retain and reward leaders who create long-term value for our stockholders.  Accordingly, the Company’s compensation practices for its executive officers are based upon three primary themes:

•                  offer base compensation sufficient to attract and retain high quality management talent;

•                  provide variable compensation components (including short and long-term incentive awards) that are linked with the performance of the Company and that align executive remuneration with the interests of the stockholders; and

•                  provide a benefits package which is competitive with similarly situated companies.

The Compensation Committee annually determines the compensation levels and elements for our executive officers.  In determining the compensation levels and amounts, the Compensation Committee generally strives for parity among the officers, with differences based upon (a) the officer’s position and scope of responsibility, (b) compensation history and competitive/comparative market data, (c) level of experience, (d) current and past performance, (e) tenure at the Company, and (f) the officer’s relative performance, tenure and compensation as compared to other officers of the Company.  In setting the amount of compensation for the NEOs, the Committee also considers the Company’s current and historical financial performance.

Use of External Consultants and Market Data

From time to time, the Compensation Committee works with an external compensation consultant to assist the committee in fulfilling its duties.  The Compensation Committee has retained Frederic W. Cook & Co., Inc. (“Cook & Co.”) since 2009 as its compensation consultant to provide the Compensation Committee with third-party data and analysis, and advice and expertise on competitive practices and trends, executive compensation plan design, and proposed compensation forms and levels.  The Compensation Committee also instructed Cook & Co. to review and assess the Company’s compensation programs.  For its analysis, Cook & Co. compared our executive officer compensation and equity compensation guidelines with compensation information from 15 other similarly situated, U.S.-based, publicly-held companies in the technology and entertainment industry.  Because the Company operates in a narrow niche market and has few direct peers, the Company’s peer group consisted of companies engaged in technology licensing in general, selected by the Compensation Committee principally for their similar size and market capitalization.

The peer group analyzed by Cook & Co. consisted of the following companies:

Aware, Inc.

Concurrent Computer Corporation

Digimarc Corporation

DTS, Inc.

Evolving Systems, Inc.

Glu Mobile, Inc.

Immersion Corporation

LRAD Corporation

Majesco Entertainment Company

MakeMusic, Inc.

MoSys, Inc.

Netlist, Inc.

PCTEL, Inc.

Procera Networks
Wave Systems Corp.

Although the Compensation Committee analyzed the compensation data of the peer group at the 25%, 75% and median levels, the Company did not target any element of its compensation package for 2011 to fall within a set range.  Rather, the peer group data was used as a reference point to supplement the other factors considered by the Compensation Committee, with a view towards ensuring that the Company’s overall pay practices remained competitive to the market in general.  In determining the levels and elements of compensation for our executives, the Compensation Committee reviews a composite of data that includes such peer group or comparison data and other information provided by the compensation consultant, as well as broader, published survey and market data, such as Aon Consulting’s Radford Benchmark Survey.  Such information and data were only one of the factors considered by the Compensation Committee in setting the compensation levels for our executive officers for 2011.

Input from Chief Executive Officer

While the Compensation Committee has overall responsibility for establishing the elements, level and administration of our executive compensation programs, our Chief Executive Officer routinely participates in the process with respect to all executive officers other than his own compensation.  He conducts in-depth performance reviews of each of the other executive officers and provides a summary of this review to the Compensation Committee.  He also makes recommendations to the Compensation Committee regarding adjustments to base salary, bonus allocations and equity awards.  Our Chief Executive Officer’s recommendations are one of several important factors considered by the Compensation Committee in making its final decisions.

MBO Program

The Compensation Committee also uses an individualized Management By Objective (“MBO”) program as a tool to evaluate and motivate the performance of the Company’s executive officers, including the CEO.  These individual MBOs, comprised of strategic and operating objectives, are developed through an interactive process between executive management and each individual executive and may be updated from time to time as the year progresses.  The resulting MBOs are used as a performance evaluation tool at the end of the year and assists the CEO in making recommendations with respect to the compensation of the other NEOs to the Compensation Committee and assists the Compensation Committee in assessing the performance of the officers and making final decisions on all elements of compensation.

For 2011, the individual objectives for the NEOs were largely broad, general and qualitative objectives for such officer’s management of his area of responsibility or for the business functions for which the NEO is responsible.  The objectives for Mr. Yuen, our CEO, generally included strategic development of the Company, enhancing relationships with customers and the financial community, team building, increasing revenues and new business initiatives.  The objectives for Mr. Kraemer, our CTO, generally included evaluating new and existing technologies and analyzing opportunities, driving technological initiatives (including Multi-Dimensional Audio), and organizing events and leading SRS’ strategy with 3D Audio Alliance, an industry alliance.  The objectives for Mr. Klaas, our Senior Vice President of Global Sales, generally included building stronger relationships with customers, enhancing leadership and mentoring, improving sales budgeting and planning, and strengthening the connection with the internal engineering team.  The objectives for Ms. Yang, the Senior Vice President of Software Engineering, generally included finalizing the technology plan for 2011, new product development and releases, team building with other executives, improving processes for product development and developing strategic customer relationships.  Mr. McBride did not have any formal objectives for 2011 since he joined the Company in late 2011.

Elements of Compensation

Highlights of Our 2011 Compensation Decisions

In 2011, the components of the Company’s executive compensation program consisted of (a) base salary; (b) the opportunity to earn profit-sharing awards and quarterly and annual bonus awards under the SRS Labs, Inc. Profit Sharing and Bonus Plan, as amended in February 2012 (the “Profit Sharing and Bonus Plan”); (c) awards under the Company’s 2006 Stock Incentive Plan; (d) individual merit bonuses; and (e) participation in the Company’s Amended and Restated Change in Control Protection Plan.  The Chief Executive Officer and the Senior Vice President of Global Sales also have separate incentive plans that provide for payments based on the Company’s attainment of certain revenue and net income targets.  The Compensation Committee chose these components in structuring its executive compensation because they provide a mix of current, guaranteed compensation (i.e., salary) and incentive compensation paid over the short and long term, based on Company performance.  As described below, distributions under the Profit Sharing and Bonus Plan are made quarterly but only if the Company’s financial results are positive or meet established quarterly targets.  Merit bonuses are paid annually after the results for the full year, and the performance of each executive for such year, have been ascertained.  Equity awards are used to provide longer-term incentives and help align our executives’ interests with the interests of stockholders.  The Compensation Committee believes that this mix of compensation provides the officers with the right incentives that encourage productivity without promoting undue risk taking to obtain short-term gains.  This mix of guaranteed amounts, as well as short-term and long-term incentives, formed the basis for each of our NEO’s compensation.

For 2011, the relative mix of the guaranteed salary as compared to the variable incentive payments and awards was approximately 75% to 25% for each NEO, other than the VP of Global Sales and the CEO.  Almost 50% of the compensation awarded to the VP of Global Sales was in the form of incentive compensation, much of it dependent on the Company’s revenues, which the Compensation Committee believes is appropriate for his position.  The additional bonus plan for the CEO was based solely on the Company’s achievement of annual financial targets and increases the variable, incentive portion of his compensation, which the Compensation Committee believes is merited for the CEO.

As indicated above, the Compensation Committee considers the overall mix of compensation to be important in appropriately incentivizing and compensating the NEOs.  In structuring the amounts for each component, although certain matters must be determined at the beginning of the year, such as base salaries and the percentage pool and targets under the Profit Sharing and Bonus Plan and other bonus plans, and are generally analyzed and determined separately at the beginning of each year based on an overall mix of incentives determined for each NEO by the Compensation Committee, the timing for the decisions on other elements, such as annual merit bonuses and option awards allow the committee to evaluate each officer’s total compensation (i.e., salary, bonuses and options) at the end of each year to ensure that the total compensation packages are appropriate, fair among the NEOs and competitive in the market and in light of the Company’s financial performance for such year.

Base Salary

Salaries are evaluated annually for all executive officers.  In determining the appropriate salary levels for the executive officers, the Compensation Committee considers, among other factors, the officer’s scope of responsibility, prior experience, past and current performance, the prevailing compensation levels for similar positions at comparable companies, the Company’s financial performance and, with respect to executive officers other than himself, the recommendation of the Chief Executive Officer.  The Compensation Committee approved modest salary increases for 2011.  Increases in base salaries for the NEOs were generally established at 2.5% of their base salaries; however, Mr. Mcbride’s base salary was increased by only 1% given his short tenure with the Company.  The Compensation Committee determined that an increase of 2.5% on average provided the NEOs with an appropriate reward for their performance in 2011 that was not out of line with the competitive market data.

Profit Sharing and Bonus Plan

In 2011, all of the Company’s full-time employees, including the Chief Executive Officer and the other executive officers of the Company, were eligible to receive profit sharing awards and quarterly and annual bonus awards payments under the Profit Sharing and Bonus Plan.  The Profit Sharing and Bonus Plan (a) recognizes that employees’ and management’s contribution to stockholders’ returns comes from maximizing earnings and the quality of those earnings, and (b) is designed to provide a performance-based incentive for all Company employees, including executive officers, and to attract and retain qualified personnel.  The profit sharing component of the plan provides that 5% of the Company’s net income for each fiscal quarter will be allocated for distribution to all eligible employees pro rata, in proportion to their respective base salaries.  The bonus component of the plan provides that a bonus pool will be created and distributed each fiscal quarter, based on the percentage of target net income attained for such quarter with respect to each of the first three quarters and for the year with respect to the fourth quarter.  The targets for the bonus component of the plan are established by the Board of Directors based on recommendations by the Compensation Committee, and the pool will not be funded if the net income achievement for any fiscal quarter, or for the fiscal year with respect to the fourth quarter, is not at least 80% of the net income target for the applicable period.  The Profit Sharing and Bonus Plan is subject to change or termination by the Company at any time, subject to certain limitations.

The net income targets, for purposes of computing the 2011 bonus payments under the Profit Sharing and Bonus Plan, were $300,000, $800,000 and $2.2 million for the first, second and third quarters, respectively, and $3.5 million for the year.  In 2011, the net income achieved for the first quarter was greater than 80% of the target net income for such period.

However, the net income for the second and third quarters and for the year were less than 80% of the targets for such periods and, accordingly, no bonus payments were made for such periods.  The portion of the bonus pool allocated to management (including NEOs) was 42.5%, and each NEO’s share of such allocation was determined pro rata, based upon such officer’s base salary as compared to the aggregate base salary of all individuals participating in such portion of the pool.  Accordingly, the following payments were made to NEOs under the Profit Sharing and Bonus Plan for 2011:  Thomas C.K. Yuen — $4,877; Walter J. McBride - none; Ulrich Gottschling — $1,868; Alan D. Kraemer — $4,549; Jeff Klaas — $3,796; and Sarah Yang — $3,981.

Stock-Based Compensation

We believe that long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock-based awards.  We have established equity incentive plans to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders.  However, the Company does not have a policy that requires Named Executive Officers to hold shares issued upon the exercise of vested options.  To date, the Compensation Committee has viewed the equity incentive program as a necessary supplement to the base salary to provide a competitive compensation package, as well as a reward and an incentive for superior on-the-job performance.  Based on a review of competitive data and other factors, the Compensation Committee’s annual guidelines for option awards to NEOs is 30,000 to 50,000 shares, with the exact amount established based on the officer’s scope of responsibility, past and current performance, and overall compensation.  Jeff Klaas and Sarah Yang were each awarded an additional option for 20,000 shares of Common Stock in connection with their promotion to Senior Vice President in 2011, and such grant is included in their total options awarded of 48,000 shares and 51,000 shares, respectively.  Walter McBride was granted an option for 150,000 shares pursuant to his offer letter.  In 2011, the Compensation Committee awarded options to the NEOs as follows:  Thomas C.K. Yuen — 50,000 shares; Walter J. McBride — 150,000 shares; Ulrich Gottschling — none; Alan D. Kraemer — 30,000 shares; Jeff Klaas — 48,000 shares; and Sarah Yang — 51,000 shares.  The options granted vest over a four year period and have an exercise price equal to the closing sale price of the Common Stock on the grant date.

Options are generally granted at the regularly scheduled meetings of our Board of Directors or Compensation Committee.  Except in unusual circumstances, we generally do not make option grants at other dates. The grant date is established when the Company’s Compensation Committee approves the grant and all key terms have been determined. The exercise price of each of our stock option grants is the market closing price on the grant date.

Merit/Performance-Based Bonuses

Merit Bonus

The Company also awards annual bonuses to the NEOs based on the overall performance of the Company and the individual and collective performance of the executive management team.  If the Compensation Committee believes that bonuses are merited, the committee will generally allocate an amount for such bonuses, with the actual amounts awarded to the NEOs determined by considering their base salaries and their individual performance as compared to the performance of the others in the executive officer group.  Any and all amounts awarded by the Compensation Committee to executive management as merit bonuses are performance based and no amounts were guaranteed for 2011.  For 2011, the MBO target percentage was equal to 10% of the NEO’s respective base salary.  The specific awards to individual officers were primarily proportional, in accordance with their respective base salaries, but were increased or decreased slightly to reflect their individual performance relative to those of the other executives.  The Compensation Committee considered the results of the MBO evaluations and recommendation of the CEO based on his assessment of the overall performance of each officer, as well as the committee’s own observations, in its decisions regarding the individual performance of the NEOs.  The adjustments were relatively minimal due to the consistently high performance reviews that were earned by the NEOs.  As such, the Named Executive Officers earned the following merit bonuses for 2011:  Thomas C.K. Yuen — $35,213; Walter J. McBride - none; Ulrich Gottschling — none; Alan D. Kraemer — $33,704; Jeff Klaas — $27,183; and Sarah Yang — $29,073.

Performance-Based Bonus

CEO Plan.  Mr. Yuen, our Chief Executive Officer, is also eligible to receive additional cash compensation annually, based upon the Company’s achievement of annual revenue and net income targets.  The bonus payable is determined by multiplying the percentage of the applicable target achieved by (i) $20,000 with respect to revenues and (ii) $10,000 with respect to the net income.  For example if 90% of target revenues and 90% of target net income had been achieved, the bonus earned would be $27,000, $18,000 payable with respect to revenues and $9,000 payable with respect to net income.  Greater weight to revenues was given to highlight the importance of driving revenues.  If the actual revenue and/or net income achievement is greater than 100%, the Company will pay an increased amount, ranging from 110% to 200% of the bonus calculated based on percentage of target achievement, as described above.  The percentages applied for such increased amounts are as follows:  110% for achievement greater than 100% but not more than 105%; 125% for achievement greater than 105% but not more than 110%; 150% for achievement greater than 110% but not more than 115%; and 200% for achievement greater than 115%.  The revenue and net income targets are set by the Compensation Committee, with input from management.  For 2011, the targets were annual revenue of $41.1 million and net income of $6.8 million.  Based on the Company’s financial results for 2011, Mr. Yuen was paid $17,456 under this incentive arrangement for 2011.

VP of Global Sales Plan.  Mr. Klaas, our Vice President of Global Sales, is eligible to receive additional cash compensation quarterly, based upon the Company’s achievement of quarterly revenue targets and Mr. Klaas’ achievement of quarterly objectives.  The quarterly revenue targets for 2011 ranged from $4.5 million to $7.7 million.  Only 20% of the revenue from Korea was included in the calculation of revenue achieved for purposes of this plan, and the revenue targets were set accordingly.  The bonus earned in each quarter is determined by multiplying the percentage of target revenues achieved for such quarter by $15,000.  If the quarterly revenue achievement is less than 85% of that quarter’s revenue target, then there is no payout under the plan for such quarter.  If the quarterly revenue achievement is greater than 100%, the Company will pay an increased amount, ranging from 125% to 200% of the bonus calculated based on percentage of target achievement.  The percentages applied for such increased amounts are as follows:  125% for achievement greater than 100% but not more than 105%; 150% for achievement greater than 105% but not more than 110%; 175% for achievement greater than 110% but not more than 115%; and 200% for achievement greater than 115%.  In addition, Mr. Klaas earns up to $15,000 in each quarter based on his achievement of quarterly objectives that are set by the CEO.  For 2011, the objectives for Mr. Klaas generally included development of key account strategic relationships, revitalization of certain geographic regions, and enhancing leadership and mentoring.  Based on the Company’s financial results for 2011 and Mr. Klaas’ achievement of quarterly objectives, Mr. Klaas was paid $96,913 under this incentive plan for 2011.

Change in Control Protection Plan

The Company adopted the SRS Labs, Inc. 2005 Change in Control Protection Plan in April 2005 to address retention concerns for certain key employees of the Company.  The plan was amended and restated in August 2009 (as amended and restated, the “Change in Control Protection Plan”).  Certain employees of the Company and its subsidiaries selected by the Board of Directors are eligible to participate in the Change in Control Protection Plan.  The Change in Control Protection Plan generally provides that if a participant’s employment is terminated without cause or if the participant resigns for good reason, as defined in the plan, within two years after a change in control (as defined in such plan), the participant will be entitled to receive a severance payment, payable in a lump sum amount within 60 days of the termination or resignation.  The size of the severance payment that would be due to a participant ranges from one to two times the participant’s “base amount”, depending on the participant’s position with the Company.  The “base amount” for a participant includes the participant’s base salary in effect immediately before the change in control plus the cash bonus and cash commissions paid to the participant by the Company during the last completed calendar year immediately before the year in which a change of control occurs.  The severance payment is payable in a lump sum amount within 60 days of such termination or resignation.  The Change in Control Protection Plan also provides that the Company will reimburse a participant for Consolidated Omnibus Budget Reconciliation Act (“COBRA”) premiums he or she pays for a period of 18 months following a covered termination.

With respect to each NEO, the multiple of the applicable base amount (the “Multiplier”) is set forth in such NEO’s Participation Agreement that was entered into pursuant to the Change in Control Protection Plan in August 2009.  The Multiplier for each of the NEOs is set forth in the table below under “Employment Contracts and Termination of Employment and Change of Control Arrangements.”  The Compensation Committee approved the terms of the Participation Agreement for each of the NEOs.  The Multiplier with respect to each NEO and the length of the COBRA coverage is the same as in the initial Participation Agreements entered into under the original Change in Control Protection Plan that was adopted in 2005.

The Compensation Committee generally strives for parity among the NEOs, but with some consideration for their positions and seniority, and determined that based on the current compensation levels of the NEOs and their respective positions and seniority, it was appropriate to provide a slightly higher Multiplier for the Chief Executive Officer while keeping the Multipliers for the other NEOs at a level which resulted in similar payouts to such NEOs, especially for the three more senior officers.

No severance payments were made under the Change in Control Protection Plan in Fiscal 2011.  Any participant who also has an employment agreement or severance agreement with the Company that provides for severance-related benefits will only be entitled to receive such benefits under the Change in Control Protection Plan while his Participation Agreement under such plan remains in effect.

Accounting and Tax Considerations

The Company measures all employee stock-based compensation awards using a fair-value method and records such expense in the consolidated financial statements over the requisite service period.

We have structured our compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.

The Board plans to continue to monitor issues concerning the deductibility of executive compensation and will take appropriate action if and when it is warranted. Since corporate objectives may not always be consistent with the requirements for full deductibility, the Board is prepared, if it deems appropriate, to enter into compensation arrangements or pay compensation under which payments may not be deductible under Section 162(m); such deductibility will not be the sole factor used by the Board in ascertaining appropriate levels or modes of compensation. In 2011, since no executive officer of the Company was expected to earn compensation of $1,000,000 or more (as calculated under Section 162(m)), the Company did not take steps to avail itself of all potential deductions for executive officer compensation in excess of $1,000,000.

Summary Compensation Table

The following table provides certain information concerning the compensation earned for the years ended December 31, 2011, 2010 and 2009 by the Named Executive Officers.

Name and Principal Position	Year	Salary		Bonus(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation (4)		Total
Thomas C.K. Yuen	2011	$343,000		$40,090	$102,500	$17,456	$18,573	(5)	$521,619
Chairman, Chief Executive	2010	$330,000		$72,472	$158,000	$29,354	$4,843		$594,669
Officer and President	2009	$300,000		$63,890	$312,600	$33,928	$6,434	(5)	$716,852

Walter J. McBride(6) Chief Financial Officer and Secretary	2011	$56,923		—	$375,000	—	$1,500		$433,423

Ulrich Gottschling(7)	2011	$118,185	(7)	$1,868	$—	—	$169,606	(7)	$289,659
Former Chief Financial Officer	2010	$260,300		$57,335	$101,120	—	$7,350		$426,105
	2009	$240,750		$63,990	$161,400		$7,350		$473,490

Alan Kraemer	2011	$320,000		$38,253	$61,500	—	$44,350	(8)	$464,103
Executive Vice President and Chief Technology Officer	2010	$314,000		$82,140	$110,600	—	$7,350		$514,090
	2009	$298,668		$79,421	$161,400	—	$18,350	(8)	$557,839

Jeff Klaas	2011	$267,000		$30,979	$118,000	$96,913	$12,426	(9)	$525,318
Senior Vice President, Global Sales	2010	$257,000		$56,357	$101,120	$135,876	$8,350	(9)	$558,703
	2009	$230,526		$63,479	$214,900	$142,546	$5,319		$656,770

Sarah Yang	2011	$280,000		$33,054	$124,150	—	$23,350	(10)	$460,554
Senior Vice President, Software Engineering	2010	$263,500		$58,441	$110,600	—	$7,350		$439,891
	2009	$243,639		$65,597	$161,400	—	$9,350	(10)	$479,986

(1)                                  Consists of amounts received under the Profit Sharing and Bonus Plan and merit bonuses awarded by the Compensation Committee in each respective fiscal year.

(2)                                  The amounts reported above reflect the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718, “Stock Compensation,” which excludes the effect of estimated forfeitures. See Note 6 of the consolidated financial statements in this Annual Report on Form 10-K regarding assumptions underlying valuation of equity awards.

(3)                                  Consists of amounts paid based on percentage achievement of certain revenue and net income targets for the applicable fiscal year.  See “Performance-Based Bonus” in “Compensation Discussion and Analysis” above and “Grants of Plan-Based Awards” below.

(4)                                  Except as otherwise indicated, consists of contributions by the Company for the benefit of the executive to the Company’s 401(k) plan.

(5)                                  Includes payment of $2,000 and $14,000 in 2009 and 2011, respectively, under the Company’s Patent Reward Program.

(6)                                  Mr. McBride joined us as our Chief Financial Officer in October 2011.  Pursuant to Mr. McBride’s offer letter, Mr. McBride’s quarterly bonus for each quarter in 2012 is guaranteed to be at least $25,000.

(7)                                  Mr. Gottschling served as our Chief Financial Officer from January 2006 to June 2011.  Pursuant to a Settlement Agreement dated June 2, 2011, Mr. Gottschling received his base salary through November 2011 and reimbursement of COBRA premiums through November 2011.  The amount listed under “All Other Compensation” for 2011 includes the payment of accrued vacation of $28,733 and the salary continuation of $134,815 through November 2011 pursuant to the Settlement Agreement, but does not include the COBRA premium reimbursements for 2011 of $8,697.

(8)                                  Includes payment of (i) $11,000 and $35,000 in 2009 and 2011, respectively, under the Company’s Patent Reward Program and (ii) $2,000 in 2011 under the Company’s Employee Referral Bonus Program.

(9)                                  Includes payment of (i) $1,000 per year in 2010 and 2011 under the Company’s Travel Incentive and (ii) $10,000 in 2011 upon his promotion to Senior Vice President.

(10)                            Includes payment of (i) $2,000 in 2009 under the Company’s Employee Referral Bonus Program, (ii) 10,000 in 2011 upon her promotion to Senior Vice President and (iii) $6,000 in 2011 under the Company’s Patent Reward Program.

Employment Contracts and Termination of Employment and Change of Control Arrangements

Employment Contracts

Thomas C.K. Yuen and Alan Kraemer

In July 1996, the Company entered into an employment agreement with each of Messrs. Yuen and Kraemer (the “Employment Agreements”).  The initial term of the Employment Agreements ended on April 30, 1998 and 1999, respectively, for Mr. Yuen and Mr. Kraemer, but the agreements automatically renew for additional one-year periods (beginning on May 1) unless prior notice of termination is given by either the Company or such officer.  Each of the Employment Agreements has been automatically renewed for each successive one-year period since adoption.  While no terms thereunder were changed during 2011, the Company entered into an amendment in 2012 to these agreements with each of Messrs. Yuen and Kraemer primarily to clarify the parties’ existing intentions with respect to compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and to confirm that each of Messrs. Yuen and Kraemer will not receive any benefits under these agreements for terminations or resignations relating to a change in control during any period in which they are a party to a Participation Agreement under the Change in Control Protection Plan.

In the event the Company either terminates the Employment Agreement at the end of the current term, or terminates such officer during the current term without cause, such officer is entitled to receive his then base salary, as well as his health, life and disability insurance and such other employee benefits that such officer had prior to such termination for the remainder of the current term plus an additional period of 12 months (the “Continuation Period”).  During the Continuation

Period, such officer is also entitled to any bonus earned pursuant to the annual incentive bonus plan or similar plan that is payable during such Continuation Period.  During the Continuation Period, such officer is obligated to provide certain advisory services to the Company.  The severance benefits are payable over the term of the Continuation Period, provided, however, that if the officer accepts employment from any other party during the Continuation Period, the severance benefits will immediately terminate on the date on which such new employment commences and the officer will receive a lump sum severance payment equal to 80% of the balance of the continuation salary payments.  Any cash bonus amount that would otherwise be payable within the Continuation Period, if not paid on or prior to such acceptance date of such other employment, will not be paid.

During the Continuation Period, the stock options held by Messrs. Yuen and Kraemer will continue to vest.  In addition, the Employment Agreements require that all options granted to Messrs. Yuen and Kraemer provide for 100% acceleration of vesting for outstanding stock options if such officer is terminated without cause or such officer resigns for good reason within 90 days before or one year after a change in control in the Company, as such terms are defined in the Employment Agreements.  The unvested options currently held by the two officers were granted under the SRS Labs, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), which provides that options held by all participants accelerate and become fully vested and exercisable immediately prior to the consummation of a change in control unless otherwise specifically provided in the option agreements.

Under the Employment Agreements, in the event the Company terminates the employment of Mr. Yuen or Mr. Kraemer without cause within 90 days before or one year after a change in control or such officer resigns with good reason within one year after a change in control, then as severance and in lieu of all compensation or damages, the Company will pay such officer the following:  (i) an aggregate amount equal to such officer’s base salary for the remainder of the current term of his Employment Agreement plus an additional period of 12 months (payable in a lump sum or in equal monthly installments at the election of the officer), (ii) any bonus amount earned pursuant to the Company’s annual incentive bonus plan or such similar plan and which would otherwise be paid if such officer were employed by the Company during the 12 months following such resignation or termination and (iii) all such other benefits payable to such officer in the event of a termination without cause as discussed above.  Neither Mr. Yuen nor Mr. Kraemer will be entitled to the foregoing change in control benefits during any period in which they are a party to a Participation Agreement under the Change in Control Protection Plan.

Walter McBride

In October 2011, we entered into an offer letter of employment with Mr. McBride pursuant to which he is entitled to an annual base salary of $300,000 and guaranteed quarterly bonus payments of at least $25,000 during the first year of employment.  In connection with Mr. McBride’s commencement of employment, the Company also granted him a non-qualified stock option to purchase up to 150,000 shares of Common Stock at a per share exercise price equal to the closing price of the Common Stock on the date of grant.  The option will be subject to vesting over four years.  Furthermore, Mr. McBride will also be entitled to receive severance in the amount of six months of base salary continuation and employee benefits continuation in the event that his employment is involuntarily terminated during his first 36 months of employment with the Company.

Potential Payments Under Employment Contracts

The following table sets forth the payments and benefits to be provided (i) to Messrs. Yuen and Kraemer under their respective Employment Agreements in the event such Employment Agreement is terminated or such officer’s employment is terminated without cause and (ii) to Mr. McBride in the event his employment is involuntarily terminated, assuming in each case that such termination occurred on the last business day of 2011 and was not a covered termination under the Change in Control Protection Plan.  See “Change in Control Protection Plan” below for payments and benefits to be provided to such officers in the event of a termination without cause or resignation for good reason within two years of a change in control.

Name	Cash Payments		Additional Option Vesting		Benefits(1)	Total
Termination Not Relating to a Change in Control
Thomas C.K. Yuen	$514,879	(2)	$8,813	(3)	$19,015	$542,707
Walter J. McBride	$150,000	(4)	—		$5,854	$155,854
Alan Kraemer	$464,919	(2)	$9,769	(3)	$19,015	$493,703

(1)                              Represents the premiums payable for health, life and disability insurance and similar employee benefits, calculated based on the assumptions used for financial reporting purposes and U.S. generally accepted accounting principles, during the Continuation Period (i.e., the remainder of the term of the Employment Agreements plus an additional 12 months, or the period from January 1, 2012 to April 30, 2013) for Messrs. Yuen and Kraemer and for six months for Mr. McBride.

(2)                              Represents payment of (i) the base salary for the Continuation Period (i.e., January 1, 2012 to April 30, 2013) and (ii) bonuses earned pursuant to the annual incentive bonus plan or similar plan that is payable during such Continuation Period.  Assumes that bonuses earned and payable during the Continuation Period will equal the bonuses earned for 2011.

(3)                              Represents the aggregate value of the additional vesting through April 30, 2013, in the case of terminations not relating to a change in control, of in-the-money, unvested options held by such officer as of December 31, 2011.  The value of the additional vesting with respect to each unvested option was calculated by multiplying the number of shares that will vest during the Continuation Period by the difference between the closing sale price of the Common Stock on December 30, 2011 (i.e., the last business day of 2011) and the exercise price per share of such option.

(4)                              Represents payment of six months of salary continuation at an annual base salary of $300,000.

Change in Control Protection Plan

As described above in “Compensation Discussion and Analysis,” the Change in Control Protection Plan provides that in the event of a termination without cause or a resignation for good reason within two years after a change in control, the participant will be entitled to receive a severance payment, payable in a lump sum amount within 60 days of the termination or resignation.  Assuming an applicable termination or resignation took place on the last business day of Fiscal 2011 and the change in control occurred in Fiscal 2011, the severance payments to each of the NEOs (not including reimbursement of COBRA premiums) would have been as follows:

	“Base Amount”
Name and Principal Position	Base Salary in Fiscal 2011	Cash Bonuses and Commissions Paid During 2010(1)	Multiplier	Total Estimated Severance Payments(2)
Thomas C.K. Yuen Chairman, Chief Executive Officer and President	$343,000	$109,404	2.0	$904,808

Walter J. McBride Chief Financial Officer and Secretary	$300,000	$100,000	1.5	$600,000

Ulrich Gottschling Former Chief Financial Officer	—	—	—	—

Alan Kraemer Executive Vice President and Chief Technology Officer	$320,000	$79,114	1.5	$598,671

Jeff Klaas Senior Vice President, Global Sales	$267,000	$220,347	1.0	$487,347

Sarah Yang Senior Vice President, Software Engineering	$280,000	$62,591	1.0	$342,591

(1)                              2010 amounts were used since the change in control is assumed to have occurred in Fiscal 2011.

(2)                              Does not include reimbursement of COBRA premium payments for 18 months, which totals an additional $32,264 with respect to each officer who is entitled to benefits under the plan.

As a condition precedent to any participant’s right to collect any benefits pursuant to the Change in Control Protection Plan, the Company may in its discretion require that the participant execute the following documents in a form satisfactory to the Company:  (i) a general release of any and all past, present, or future claims that the participant may have against the Company, its subsidiaries and affiliates, and their officers, directors, employees and agents, and a covenant not to bring any action in respect of any claim so released; (ii) an agreement not to make disparaging comments (whether orally or in writing) regarding the Company or its subsidiaries and affiliates, its officers and employees, its products and services, or any other aspect of the Company’s business either during or following termination of the participant’s employment with the Company; and (iii) a confidentiality agreement.

Messrs. Yuen and Kraemer, each of whom has an employment agreement with the Company that provides for severance-related benefits, will not be entitled to receive any benefits under such employment agreements in connection with a change in control while they are a party to a Participation Agreement under the Change in Control Protection Plan.  Similarly, Mr. McBride will not be entitled to receive any severance related benefits pursuant to his offer letter for an involuntary termination within two years of a change in control for which he is entitled to receive benefits under the Change in Control Protection Plan.

In addition to the agreements described above, certain of the Company’s stock option plans contain termination or change of control provisions which may automatically, or at the discretion of the Board of Directors, result in 100% vesting of all outstanding stock options.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to (i) amounts that were potentially payable to our Named Executive Officers under non-equity incentive plans and (ii) the options granted during the fiscal year ended December 31, 2011 to each of the Named Executive Officers.  Each option is a ten year option granted under the 2006 Plan, and vests and becomes exercisable 25% on the first anniversary of the grant date and 6.25% quarterly thereafter.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Option
Name and Principal Position	Threshold	Target	Maximum	Grant Date	Options (#)	($/Share)	Awards(2)
Thomas C.K. Yuen Chairman, Chief Executive Officer and President	—	$30,000	$60,000	12/27/2011	50,000	$5.82	$102,500

Walter J. McBride Chief Financial Officer and Secretary	—	—	—	10/26/2011	150,000	$7.09	$375,000

Ulrich Gottschling Former Chief Financial Officer	—	—	—	—	—	—	—

Alan Kraemer Executive Vice President and Chief Technology Officer	—	—	—	12/27/2011	30,000	$5.82	$61,500

Jeff Klaas	—	$120,000	$180,000	05/13/2011	20,000	$8.47	$60,600
Senior Vice President, Global Sales				12/27/2011	28,000	$5.82	$57,400

Sarah Yang	—	—	—	05/13/2011	20,000	$8.47	$60,600
Senior Vice President, Software Engineering				12/27/2011	31,000	$5.82	$63,550

(1)                                  Consists of amounts that were potentially payable based on the attainment of certain revenue and net income targets established by the Compensation Committee.  The “Target” amounts represent the maximum bonuses that could have been awarded to the executives if the actual results equaled the targets.  The “Maximum” amounts consist of the maximum bonuses that could have been awarded to the executives if the targets had been exceeded.  These awards are discussed in further detail under “Performance-Based Bonus” in “Compensation Discussion and Analysis” above.

(2)                                  The amounts reported above reflect the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718, “Stock Compensation,” which excludes the effect of estimated forfeitures.  See Note 6 of the consolidated financial statements in this Annual Report on Form 10-K regarding assumptions underlying valuation of equity awards.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the Named Executive Officers as of December 31, 2011.  All options listed were granted under the 2006 Plan or the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan.  Except as otherwise indicated below, each option has a term of ten years from the grant date and vests and becomes exercisable over four years (25% on the first anniversary of the grant date and 6.25% quarterly thereafter).  All of the unvested options set forth below will vest in full and become immediately exercisable in connection with a change in control of the Company, including upon completion of the proposed merger transaction with DTS, Inc. described under “Changes in Control” in Item 12 of this report.

	Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Thomas C.K.Yuen	09/05/2002	50,000		—	$2.45	09/05/2012
Chairman, Chief Executive Officer and President	03/29/2005	11,250	(1)	—	$4.01	03/29/2015
	01/02/2009	20,625		9,375	$4.81	01/02/2019
	12/31/2009	40,000		40,000	$7.33	12/30/2019
	12/31/2010	12,500		37,500	$8.81	12/30/2020
	12/27/2011	—		50,000	$5.82	12/26/2021

Walter J. McBride	10/26/2011	—		150,000	$7.09	10/25/2021
Chief Financial Officer and Secretary

Ulrich E. Gottschling	01/19/2007	50,000		—	$9.29	06/30/2012
Former Chief Financial Officer	01/02/2008	32,500		—	$5.24	06/30/2012
	01/02/2009	16,875		—	$4.81	06/30/2012
	12/31/2009	10,000		—	$7.33	06/30/2012

Alan Kraemer	09/05/2002	8,625		—	$2.45	09/05/2012
Executive Vice President and Chief Technology Officer	04/09/2004	8,000		—	$6.10	04/09/2014
	03/29/2005	7,500	(1)	—	$4.01	03/29/2015
	04/12/2006	20,000		—	$6.05	04/12/2016
	01/19/2007	40,000		—	$9.29	01/19/2017
	01/02/2008	28,125		1,875	$5.24	01/02/2018
	01/02/2009	20,625		9,375	$4.81	01/02/2019
	12/31/2009	16,000		16,000	$7.33	12/30/2019
	12/31/2010	8,750		26,250	$8.81	12/30/2020
	12/27/2011	—		30,000	$5.82	12/26/2021

	Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jeff Klaas	05/27/2008	87,500		12,500	$6.50	05/27/2018
Senior Vice President, Global Sales	01/02/2009	20,625		9,375	$4.81	01/02/2019
	02/23/2009	17,187		7,813	$5.07	02/23/2019
	12/31/2009	16,000		16,000	$7.33	12/30/2019
	12/31/2010	8,000		24,000	$8.81	12/30/2020
	05/13/2011	—		20,000	$8.47	05/21/2021
	12/27/2011	—		28,000	$5.82	12/26/2021

Sarah Yang	09/05/2002	18,000		—	$2.45	09/05/2012
Senior Vice President, Software Engineering	07/10/2003	30,000		—	$4.25	07/10/2013
	04/09/2004	20,000		—	$6.10	04/09/2014
	05/27/2004	35,000		—	$4.55	05/27/2014
	03/29/2005	7,500	(1)	—	$4.01	03/29/2015
	01/12/2006	10,000		—	$6.20	01/12/2016
	04/12/2006	20,000		—	$6.05	04/12/2016
	01/19/2007	40,000		—	$9.29	01/19/2017
	01/02/2008	37,500		2,500	$5.24	01/02/2018
	01/02/2009	20,625		9,375	$4.81	01/02/2019
	12/31/2009	16,000		16,000	$7.33	12/30/2019
	12/31/2010	8,750		26,250	$8.81	12/30/2020
	05/13/2011	—		20,000	$8.47	05/21/2021
	12/27/2011	—		31,000	$5.82	12/26/2021

(1)                                  100% of the option vested and became exercisable one year from the date of grant.

Option Exercises and Stock Vested

The following table includes certain information with respect to the options exercised by the Named Executive Officers during the fiscal year ended December 31, 2011.

	Option Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Thomas C.K. Yuen Chairman, Chief Executive Officer and President	100,000	$442,250

Walter J. McBride Chief Financial Officer and Secretary	—	—

Ulrich E. Gottschling Former Chief Financial Officer	120,000	$123,265

Alan Kraemer Executive Vice President and Chief Technology Officer	21,875	$93,188

Jeff Klaas Senor Vice President, Global Sales	—	—

Sarah Yang Senor Vice President, Software Engineering	17,714	$48,303

Compensation of Directors

Director Compensation Table

The following table provides compensation information for the one year period ended December 31, 2011 for each member of the Board of Directors other than Thomas C.K. Yuen, who is also an executive officer of the Company.  Please see “Summary Compensation Table” above for compensation information relating to Mr. Yuen.

Name	Fees Earned or Paid in Cash ($)		Option Awards(1) ($)		Total ($)
David R. Dukes	$68,000		$115,000	(2)	$183,000
Winston E. Hickman	$71,000		$211,500	(3)	$282,500
Carol L. Miltner	$71,000		$115,000	(2)	$186,000
Sam Yau	$183,500	(4)	$230,700	(5)	$414,200

(1)                              The amounts reported above reflect the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718, “Stock Compensation,” which excludes the effect of estimated forfeitures. See Note 6 of the consolidated financial statements in this Annual Report on Form 10-K regarding assumptions underlying valuation of equity awards.  At the end of Fiscal 2011, the total number of shares of Common Stock subject to outstanding options (vested and unvested) for each non-employee director was as follows: David R. Dukes — 284,000; Winston E. Hickman — 307,500; Carol L. Miltner — 193,401; and Sam Yau — 376,500.

(2)                              Consists of an option for 25,000 shares granted on June 20, 2011 under the 2006 Plan, with a grant date fair value of $115,000.

(3)                              Consists of (i) an option for 25,000 shares granted on June 20, 2011 under the 2006 Plan, with a grant date fair value of $115,000, and (ii) an option for 25,000 shares granted on October 27, 2011 under the 2006 Plan, with a grant date fair value of $96,500.

(4)                              Includes $110,000 paid by the Company to Mr. Yau for his work on corporate strategic matters.

(5)                              Consists of (i) an option for 10,000 shares granted on January 3, 2011 under the 2006 Plan, with a grant date fair value of $46,700, (ii) an option for 15,000 shares granted on June 20, 2011 under the Non-employee Directors’ Plan, with a grant date fair value of $69,000, and (iii) an option for 25,000 shares granted on June 20, 2011 under the 2006 Plan, with a grant date fair value of $115,000.

Cash Compensation

Directors who also are employees of the Company are not paid any fees or remuneration, as such, for their service on the Board or on any Board committee. Each non-employee director of the Company receives an annual retainer of $12,000 and a fee of $1,000 per Board meeting attended and $500 per committee meeting attended.  In addition, each non-employee director receives fees for attendance at the following events:  $1,000 per day for the Company’s annual “Technology Symposiums”; $1,000 per day for Board training lasting longer than four hours; and $1,000 per meeting for the Company’s “Vision” meetings if such meetings are held independently from a Board meeting.  The Lead Director also receives a supplemental payment of $110,000 per year, paid quarterly, in connection with his services as the Board Liaison to the Vision Project.  If the closing of the proposed merger transaction with DTS, Inc. occurs in 2012 before the Lead Director has received the full annual amount, he will be paid any remaining amounts for the year on an accelerated basis upon the closing of the merger.  In addition, the chairpersons and members of the standing committees of the Board receive the following supplemental annual cash retainers:

Committee	Chair	Members
Audit	$12,000	$9,000
Compensation	$11,000	$8,000
Nomination and Corporate Governance	$8,000	$6,000

Each non-employee director who resides outside the Southern California area is entitled to receive reimbursement for reasonable travel expenses in accordance with the Company’s travel expense policy with respect to each Board or Board committee meeting held in Southern California that such non-employee director attends in person. For Board or Board committee meetings held outside the Southern California area, each director is entitled to receive reimbursement for reasonable travel expenses in accordance with the Company’s travel policy for meetings such director attends in person.

Stock-Based Compensation

Non-employee Directors’ Plan

Each non-employee director is eligible to receive stock options under the SRS Labs, Inc. Amended and Restated 1996 Non-employee Directors’ Stock Option Plan (the “Non-employee Directors’ Plan”), a non-discretionary, formula stock option plan. Under the Non-employee Directors’ Plan, (a) each non-employee director who first becomes a member of the Board is granted an option to purchase 10,000 shares of Common Stock automatically upon election to the Board of Directors which vests upon the date of grant, and (b) each non-employee director is granted an option to purchase 15,000 shares of Common Stock automatically effective at the close of business on the date of each of the Company’s annual meeting of stockholders at which such non-employee director is elected, which vests in three equal annual installments commencing on the first anniversary of the applicable date of grant.  The exercise price for all options granted under the Non-employee Directors’ Plan is the fair market value of Common Stock on the date of grant.  In June 2011, as of the close of business of the 2011 annual meeting of stockholders, Sam Yau was granted an option to purchase 15,000 shares of Common Stock at an exercise price of $8.72 per share under the Non-employee Directors’ Plan.

2006 Stock Incentive Plan; 1996 Long-Term Incentive Plan

Each non-employee director is also eligible to receive equity incentive awards under the SRS Labs, Inc. 2006 Stock Incentive Plan.  Prior to June 2006, such awards were granted under the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan (the “1996 Plan”). In June 2006, the Company’s stockholders approved the 2006 Plan, and no further awards have been, or will be, made under the 1996 Plan since the date of such stockholder approval.  Any option awards to non-employee directors granted after the date of approval of the 2006 Plan, other than those granted under the Non-employee Directors’ Plan, have been, and will be, granted pursuant to the 2006 Plan.  Under the Company’s Non-Employee Director Compensation Policy, each non-employee member of the Board of Directors is granted an option to purchase 25,000 shares of Common Stock pursuant to the 2006 Plan on the date of each annual meeting of stockholders at which such non-employee director is re-elected as a non-employee director or continues in office as an incumbent director, with the following terms and conditions: (a) 25% of the shares underlying the option vests one year after the date of grant and 6.25% of the shares underlying the option vests every three months during the next three successive years thereafter; (b) the options shall have a term of ten years from the date of grant subject to continued service requirements; and (c) the exercise price shall be the fair market value of the Common Stock on the date of grant.

In June 2011, as of the close of business of the 2011 annual meeting of stockholders, the Board of Directors awarded to each of David R. Dukes, Winston E. Hickman, Carol L. Miltner and Sam Yau a non-qualified option to purchase 25,000 shares of Common Stock under the 2006 Plan at an exercise price of $8.72 per share with terms consistent with the terms of the Non-Employee Director Compensation Policy.

In January 2011, the Board of Directors also awarded Sam Yau a non-qualified option to purchase 10,000 shares of Common Stock under the 2006 Plan at an exercise price of $8.98 per share in recognition of his service as Lead Director of the Board of Directors. This option grant has a one year vesting period measured from the grant date.  In January 2012, Mr. Yau received an additional option to purchase 10,000 shares of Common Stock at an exercise price of $5.84 per share for his service as Lead Director.  Mr. Yau will continue to receive an annual option grant to purchase 10,000 shares of Common Stock at an exercise price equal to the closing sales price of the Common Stock on the grant date as long as he continues to serve as the Lead Director.  The options granted to Mr. Yau for his service as Lead Director will vest one year from the grant date.

In October 2011, the Board of Directors also awarded Mr. Hickman a non-qualified option to purchase 25,000 shares of Common Stock under the 2006 Plan at an exercise price of $7.39 per share in recognition of his service as the Chairman of the Audit Committee and the additional oversight that was required during the months in which the Company did not have a permanent Chief Financial Officer.  This option grant has a one year vesting period measured from the grant date.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is comprised of Carol L. Miltner (Chairperson), David R. Dukes, Winston E. Hickman and Sam Yau.  No member of the Compensation Committee during 2011 has ever served as an officer or an employee of the Company or any of its subsidiaries.  None of our executive officers served as a member of the board of directors or the compensation committee of any other company that has an executive officer serving as a member of our Board of Directors or our Compensation Committee.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis set forth above.  Based on such reviews and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

COMPENSATION COMMITTEE:

Carol L. Miltner, Chairperson
David R. Dukes
Winston E. Hickman
Sam Yau

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

Information regarding equity compensation plans required by this Item 12 is included in Item 5 of Part II of this Annual Report on Form 10-K and is incorporated into this Item by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information about the beneficial ownership of the Common Stock as of March 1, 2012, by:

•                  each person known by the Company to own beneficially more than 5% of the voting power of the outstanding Common Stock;

•                  each of the Company’s current directors;

•                  the Named Executive Officers (other than our former Chief Financial Officer who is no longer employed by the Company); and

•                  all of the Company’s current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Shares over which a person exercises voting and/or investment power are deemed to be beneficially owned by such person. In addition, shares subject to options, warrants or other convertible securities that are exercisable within 60 days of March 1, 2012 are deemed to be outstanding and beneficially owned by the person who holds such option, warrant or other convertible security for the purpose of computing share and percentage ownership of that person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, for each named person, the percentage of shares beneficially owned by such person is based upon the number of shares of Common Stock outstanding on March 1, 2012, exclusive of treasury shares, together with options, warrants or other convertible securities held by such person that are exercisable for shares of Common Stock within 60 days of March 1, 2012. As of March 1, 2012, 15,171,946 shares of Common Stock were outstanding. Of that amount, 848,231 shares were held as treasury shares, which are not deemed to be outstanding for purposes of calculating the percentage ownership in the table below.

Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws and similar statutes.  The information with respect to each person is as supplied or confirmed by such person, based upon statements provided to the Company or filed with the SEC, or based upon the actual knowledge of the Company.

	Amount and Nature of Beneficial Ownership(1)
Name	Number of Shares Owned(1)	Right to Acquire(2)	Percent of Class
5% Stockholders:
Thomas C.K. Yuen and Misako Yuen(3)	2,885,356	146,250	21.0%
Dialectic Capital Management, LLC(4)	1,425,000	—	9.9
BlackRock, Inc.(5)	782,656	—	5.5
Penn Capital Management(6)	857,546	—	6.0
Austin W. Marxe and David M. Greenhouse(7)	1,038,591	—	7.3
Trigran Investments, Inc.(8)	1,024,707	—	7.2

Directors:
David R. Dukes	6,416	225,561	1.6
Winston E. Hickman	5,000	229,061	1.6
Carol L. Miltner	5,000	139,962	1.0
Sam Yau	40,000	313,061	2.4
Thomas C.K. Yuen(3)	2,885,356	146,250	21.0

Named Executive Officers:
Thomas C.K. Yuen(3)	2,885,356	146,250	21.0
Walter J. McBride	10,000	—	*
Alan D. Kraemer	200	167,437	1.2
Jeff Klaas	—	164,875	1.1
Sarah Yang	19,700	273,812	2.0

All directors and executive officers as a group (11 persons)(9)	2,971,672	1,892,620	30.0%

*                                         Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1)                                  Includes shares beneficially owned, whether directly or indirectly.

(2)                                  Consists of shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days following March 1, 2012.

(3)                                  Includes 2,519,566 shares of Common Stock held by Mr. Yuen and Mrs. Yuen as co-trustees of the Thomas Yuen Family Trust, 352,790 shares held by Mr. Yuen directly and 13,000 shares held by The Thomas and Misako Yuen Family Foundation, of which Mr. Yuen serves as President and Mrs. Yuen as Secretary.  Mr. and Mrs. Yuen disclaim beneficial ownership of the shares held by The Thomas and Misako Yuen Family Foundation.  The address for Mr. and Mrs. Yuen is c/o SRS Labs, Inc., 2909 Daimler Street, Santa Ana, California 92705.  In April 2012, Mr. and Mrs. Yuen and certain of their affiliates entered into a Voting Agreement with DTS, Inc. with respect to the shares of Common Stock owned by them.  See “Changes in Control” below.

(4)                                  Based on an amendment to a Schedule 13G filed with the SEC on February 14, 2012, Dialectic Capital Management, LLC, John Fichthorn and Luke Fichthorn have shared voting and dispositive power over the shares. The address for Dialectic Capital Management, LLC, John Fichthorn and Luke Fichthorn is 875 Third Avenue, 15th Floor, New York, NY 10022.

(5)                                 Based on a Schedule 13G filed with the SEC on February 9, 2012, BlackRock, Inc., as parent holding company or control person, has sole voting and dispositive power over the shares which were acquired by its subsidiaries, BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors and BlackRock Advisors, LLC.  The address for BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(6)                                  Based on a Schedule 13G filed with the SEC on February 13, 2012, Penn Capital Management has sole voting and dispositive power over the shares.  The address for Penn Capital Management is Navy Yard Corporate Center, Three Crescent Drive, Suite 400, Philadelphia, PA 19112.

(7)                                  Based on a Schedule 13G filed with the SEC on February 13, 2012, Austin W. Marxe and David M. Greenhouse have shared voting and dispositive power over 140,216 shares of Common Stock owned by Special Situations Technology Fund, L.P. (“Tech”) and 898,375 shares of Common Stock owned by Special Situations Technology Fund II, L.P. (“Tech II”).  Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. (“AWM”).  Messrs. Marxe and Greenhouse are members of SST Advisers, L.L.C. (“SSTA”), the general partner of Tech and Tech II.  AWM serves as the investment adviser to Tech and Tech II.  The principal business of each of Tech and Tech II is to invest in equity and equity-related securities and other securities of any kind or nature.  The address for Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, NY  10022.

(8)                                  Based on a Schedule 13G filed with the SEC on February 14, 2012, Trigran Investments, Inc., Douglas Granat, Lawrence A. Oberman and Steven G. Simon have shared voting and dispositive power over the shares.  Messrs. Granat, Oberman and Simon are the controlling shareholders and sole directors of Trigran Investments, Inc. and thus may be considered the beneficial owners of shares beneficially owned by Trigran Investments, Inc.  The address for Trigran Investments, Inc. and Messrs. Granat, Oberman and Simon is 630 Dundee Road, Suite 230, Northbrook, IL 60062.

(9)                                  Includes shares held (or shares issuable upon exercise of stock options that are exercisable within 60 days following March 1, 2012) by Allen Gharapetian and Maria Oppegard, who are executive officers of the Company but not Named Executive Officers.  Does not include shares held by Ulrich Gottschling who is no longer an executive officer of the Company.

Changes in Control

As previously disclosed on April 17, 2012, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated April 16, 2012 with DTS, Inc., a Delaware corporation (“DTS”), DTS Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of DTS (“Merger Sub”), and DTS LLC, a single member Delaware limited liability company and wholly-owned subsidiary of DTS (“Merger LLC”), providing for the merger of Merger Sub with and into SRS Labs (the “Merger”), with SRS to be the surviving corporation in the Merger (the “Surviving Corporation”), which will be followed, immediately after the effective time of the Merger (the “Effective Time”), by a merger of the Surviving Corporation with and into Merger LLC (the “Upstream Merger”), with Merger LLC to be the surviving entity in the Upstream Merger.  The Merger, upon closing, will result in a change in control of SRS.

Concurrent with the execution and delivery of the Merger Agreement, Thomas C.K. Yuen and certain family members and affiliates of Mr. Yuen (collectively, the “Yuen Stockholders”) entered into a Voting Agreement with DTS (the “Voting Agreement”), pursuant to which the Yuen Stockholders have agreed, among other things, to vote, or cause to be voted, all shares of the Common Stock owned by the Yuen Stockholders in favor of adoption of the Merger Agreement.  The Voting Agreement will terminate as of the earlier of the termination of the Merger Agreement or the Effective Time.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

Since January 1, 2011, other than the transactions described below and the agreements and transactions described in “Item 11. Executive Compensation,” there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party, in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

The Company’s corporate headquarters are located in Santa Ana, California, in a 23,400 square foot facility consisting of office and warehouse space. The Company leases the facility from Daimler Commerce Partners, L.P. (“Daimler”), the general partner of which is Conifer Investments, Inc.  The sole stockholder of Conifer are Thomas C.K. Yuen, the Company’s Chairman, Chief Executive Officer and President, and his spouse, Misako Yuen, as co-trustees of The Thomas Yuen Family Trust (the “Trust”).  Mr. and Mrs. Yuen also serve as the executive officers of Conifer.  Mr. and Mrs. Yuen, as co-trustees of the Trust, also beneficially own a significant amount of the outstanding shares of our Common Stock.  The lease has a term of five years, expiring in May 2013, with an option to extend the lease for an additional three years.  The Company paid Daimler rent of $245,232 under this lease during 2011.

In February 2011, we entered into another lease with Daimler for an additional 11,700 square feet of office space in Santa Ana, California to expand our corporate headquarters.  The lease expires in March 2016, with an option to renew for an additional three years.  The base rent of $8,424 per month is payable on the first day of each month commencing on October 16, 2012 (i.e., eighteen and one-half months after tenant occupancy) and will increase to $8,775 per month commencing on April 2013.  We also have a right of first refusal on additional adjacent office space.

In connection with the 2008 renewal of the lease for the Company’s corporate headquarters, the Audit Committee reviewed the terms of the lease and sought consultation from an independent realtor to obtain information on comparable rental properties in the area in order to ensure the rent under the new lease was fair and reasonable to the Company.  The Audit Committee conducted a similar review of comparable rental properties in connection with the new lease for the expansion of the corporate headquarters.  In the opinion of management and the Audit Committee, the terms of the above-described leases are fair and reasonable and as favorable to the Company as those which could have been obtained from unrelated third parties at the time of their execution.

Review of Related Party Transactions

Pursuant to its written charter, the Audit Committee of the Board of Directors is responsible for reviewing and approving all related party transactions for which committee approval is required by applicable law or by the NASDAQ Stock Market, including any transactions with a director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons in which the amount involved exceeded or will exceed $120,000.  Each director and executive officer typically completes a questionnaire each year, pursuant to which each such person is asked to disclose the existence and nature of any related party transactions.  To the extent any related party transactions are disclosed in such questionnaires or management otherwise becomes aware of such transactions, management brings such transactions to the attention of the Audit Committee for its review and approval.  While no formal written policies and procedures exists regarding the nature of such review, the Audit Committee conducts such review in the manner it deems appropriate based on the nature of the particular transaction.

Director Independence

The Company’s policy is to have at least a majority of the directors qualify as “independent” under the listing requirements of the NASDAQ Stock Market.  The Board has determined that each of the Company’s directors, other than Thomas C.K. Yuen, satisfies the requirements for independence under the NASDAQ Rules.  Mr. Yuen, our Chairman and Chief Executive Officer, is our only non-independent director.

Item 14.  Principal Accounting Fees and Services

Relationship of the Company with Independent Registered Public Accounting Firm

The following table sets forth the fees billed to us by Squar, Milner, the Company’s independent registered public accounting firm, for the years ended December 31, 2011 and 2010.

	Fiscal Year Ended December 31,
Fee Category	2011	2010
Audit fees	$195,335	$178,432
Audit-related fees	—	—
Tax fees	37,501	60,790
All other fees	—	—
Total	$232,836	$239,222

Audit Fees  In fiscal years 2011 and 2010, audit fees included fees associated with the audit of the Company’s annual consolidated financial statements, the review of financial statements included in the Company’s Form 10-Q filings, the audit of internal control over financial reporting, consents included in other SEC filings and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements related to those fiscal years.

Audit Related Fees.  There were no fees billed by Squar Milner for audit related services in 2011 or 2010.

Tax Fees.  Tax fees in fiscal years 2011 and 2010 consisted of fees for professional services billed for tax compliance and tax planning, including assistance with the preparation of federal and state tax returns and related matters.

All Other Fees.  There were no fees billed by Squar Milner for other services in 2011 or 2010.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditor. On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of the independent auditor. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The prior approval of the Audit Committee was obtained for all services provided by Squar Milner in 2011 and 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(1)                                 Financial Statements

Report of Independent Registered Public Accounting Firm—Squar, Milner, Peterson, Miranda & Williamson, LLP
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Income Statements for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

(2)                                 Financial Statement Schedule

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

Exhibit No.		Description
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

10.6	**	Non-employee Director Compensation Policy adopted by the Company’s Board of Directors on September 23, 2010.

10.7

Form of Non-Employee Director Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Non-Employee Directors’ Stock Option Plan (Initial Appointment), previously filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2005, which is incorporated herein by reference.

10.8		Form of Non-Employee Director Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Non-Employee Directors’ Stock Option Plan (Re-Election), previously filed with the SEC

Exhibit No.		Description
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

10.1	0

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan dated March 29, 2005, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on April 4, 2005, which is incorporated herein by reference.

10.1	1

SRS Labs, Inc. Amended and Restated Change in Control Protection Plan approved August 3, 2009, previously filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009, which is incorporated herein by reference.

10.1	2

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

10.1	3

SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, as amended, approved April 27, 2005, previously filed with the SEC as Exhibit 10.5 to the Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.1	4

Offer Letter dated April 22, 2008 by and between the Company and Jeff Klaas, previously filed with the SEC as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2008, filed with the SEC on February 24, 2009 which is incorporated herein by reference.

10.1	5

Offer Letter dated October 3, 2011 by and between the Company and Walter J. McBride, previously filed with the SEC as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2011, which is incorporated herein by reference.

10.1	6

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. 1996 Amended and Restated Long-Term Incentive Plan, as amended, previously filed with the SEC as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.1	7**	SRS Labs, Inc. Profit Sharing and Bonus Plan, as amended on February 17, 2012.

10.1	8

SRS Labs, Inc. 2006 Stock Incentive Plan, as amended on April 15, 2011, previously filed with the SEC as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 25 2011, which is incorporated herein by reference.

10.1	9

Form of Stock Option Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.2	0

Form of Restricted Share Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.2	1**	Form of Restricted Share Unit Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan

10.2	2	Form of SAR Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with

Exhibit No.		Description
		the SEC as Exhibit 10.12 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.	23	SRS Labs, Inc. Patent Reward Program, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 28, 2006, which is incorporated herein by reference.

10.	24

Separation Agreement and Release of Claims between the Company and Ulrich Gottschling dated June 2, 2011, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2011, which is incorporated herein by reference.

10.	25

Industrial Real Estate Lease dated May 27, 2008, between the Company and Daimler Commerce Partners, L.P., previously filed with the SEC as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2008, filed with the SEC on February 24, 2009 which is incorporated herein by reference.

10.	26

Revolving Credit Agreement effective June 30, 2010, and related documents and agreements, by and between SRS Labs, Inc. and U.S. Bank N.A., previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2010 which is incorporated herein by reference.

10.	27

Settlement Agreement effective September 9, 2010 by and between SRS Labs, Inc. and Sony Corporation, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2010 which is incorporated herein by reference.

10.	28

Standard Industrial/Commercial Multi-tenant Lease dated February 7, 2011, by and between SRS Labs, Inc. and Daimler Commerce Partners, L.P., filed with the SEC on February 22, 2011 which is incorporated herein by reference.

		Other Exhibits

21	**	Subsidiaries of the Company.

23.	1**	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, dated March 12, 2012.

31.	1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.	2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.	1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.	2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS*	XBRL Instance Document

101.	SCH*	XBRL Taxonomy Extension Schema

101.	CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.	DEF*	XBRL Taxonomy Extension Definition Linkbase

101.	LAB*	XBRL Taxonomy Extension Label Linkbase

Exhibit No.		Description
101.	PRE*	XBRL Taxonomy Extension Presentation Linkbase

*               Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012, which is amended hereby.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

**        Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012, which is amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRS Labs, Inc.

Dated: April 30, 2012	By:	/S/ THOMAS C.K. YUEN
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.		Description
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

10.6	**	Non-employee Director Compensation Policy adopted by the Company’s Board of Directors on September 23, 2010.

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

10.1	0

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan dated March 29, 2005, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on April 4, 2005, which is incorporated herein by reference.

10.1	1

SRS Labs, Inc. Amended and Restated Change in Control Protection Plan approved August 3, 2009, previously filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009, which is incorporated herein by reference.

Exhibit No.		Description

10.1	2

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

10.1	3

SRS Labs, Inc. Amended and Restated 1996 Long-Term Incentive Plan, as amended, approved April 27, 2005, previously filed with the SEC as Exhibit 10.5 to the Form 8-K filed with the SEC on May 3, 2005, which is incorporated herein by reference.

10.1	4

Offer Letter dated April 22, 2008 by and between the Company and Jeff Klaas, previously filed with the SEC as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2008, filed with the SEC on February 24, 2009 which is incorporated herein by reference.

10.1	5

Offer Letter dated October 3, 2011 by and between the Company and Walter J. McBride, previously filed with the SEC as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2011, which is incorporated herein by reference.

10.1	6

Form of Nonqualified Stock Option Agreement under the SRS Labs, Inc. 1996 Amended and Restated Long-Term Incentive Plan, as amended, previously filed with the SEC as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006, which is incorporated herein by reference.

10.1	7**	SRS Labs, Inc. Profit Sharing and Bonus Plan, as amended on February 17, 2012.

10.1	8

SRS Labs, Inc. 2006 Stock Incentive Plan, as amended on April 15, 2011, previously filed with the SEC as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 25 2011, which is incorporated herein by reference.

10.1	9

Form of Stock Option Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.2	0

Form of Restricted Share Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.2	1**	Form of Restricted Share Unit Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan

10.2	2

Form of SAR Award Agreement under the SRS Labs, Inc. 2006 Stock Incentive Plan, previously filed with the SEC as Exhibit 10.12 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on September 22, 2006, which is incorporated herein by reference.

10.2	3	SRS Labs, Inc. Patent Reward Program, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 28, 2006, which is incorporated herein by reference.

10.2	4

Separation Agreement and Release of Claims between the Company and Ulrich Gottschling dated June 2, 2011, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2011, which is incorporated herein by reference.

10.2	5

Industrial Real Estate Lease dated May 27, 2008, between the Company and Daimler Commerce Partners, L.P., previously filed with the SEC as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2008, filed with the SEC on February 24, 2009 which is incorporated herein by reference.

10.2	6

Revolving Credit Agreement effective June 30, 2010, and related documents and agreements, by and between SRS Labs, Inc. and U.S. Bank N.A., previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2010 which is incorporated herein by reference.

10.2	7

Settlement Agreement effective September 9, 2010 by and between SRS Labs, Inc. and Sony Corporation, previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2010 which is incorporated herein by reference.

10.2	8	Standard Industrial/Commercial Multi-tenant Lease dated February 7, 2011, by and between SRS Labs, Inc. and

Exhibit No.		Description
Daimler Commerce Partners, L.P., filed with the SEC on February 22, 2011 which is incorporated herein by reference.

Other Exhibits

	21**	Subsidiaries of the Company.

	23.1**	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, dated March 12, 2012.

	31.1	Certification of the Chief Executive Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer of SRS Labs, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	01.INS*	XBRL Instance Document

1	01.SCH*	XBRL Taxonomy Extension Schema

1	01.CAL*	XBRL Taxonomy Extension Calculation Linkbase

1	01.DEF*	XBRL Taxonomy Extension Definition Linkbase

1	01.LAB*	XBRL Taxonomy Extension Label Linkbase

1	01.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*               Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012, which is amended hereby.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

**        Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012, which is amended hereby.