Form 10-Q
period 2012-03-31
SRS LABS INC
filed 2012-05-10
CIK 1016470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, 14,433,090 of the issuer’s common stock, par value $.001 per share, were outstanding.

SRS LABS, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2012

FORWARD-LOOKING INFORMATION

As used herein, the “Company,” “SRS Labs,” “SRS,” “we,” “us,” and “our” means SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company), Shanghai Representative Office of SRS Labs, Inc. (a Chinese company), SRS Labs Japan, KK (a Japanese company), and SRS International Hungary LLC (a Hungarian company).

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included in this Quarterly Report, including, but not limited to, those relating to our future operating results, profitability, growth and capital requirements, our investment and expansion plans, changes in our competitive position, changes in economic conditions or capital markets, the impact and timing of pending merger transaction with DTS, Inc. (“DTS”), and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, could, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, likely or similar expressions or variations of these terms. The forward-looking statements contained in this Quarterly Report involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed in Part II, Item 1A, “Risk Factors” of this Quarterly Report, including, but not limited to, the ability to satisfy the conditions for the closing of the DTS transaction and the impact of the related lawsuits; the ability to successfully complete the DTS transaction and attain the anticipated synergies of such transaction; the loss of any significant customer; the acceptance of new SRS Labs products and technologies; our ability to increase our brand awareness and enter into new or expanded license arrangements; the impact of competitive products and pricing; general economic and business conditions that may adversely impact sales of consumer products incorporating our technologies or that otherwise may impact our operating results and future performance; the timely development and release of technologies by the Company; and other factors identified from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SRS LABS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,329,093	$5,850,224
Accounts receivable, net	1,321,329	1,430,997
Prepaid expenses and other current assets	1,656,634	1,804,610
Short-term investments	18,537,000	27,837,000
Total Current Assets	37,844,056	36,922,831

Long-term investments	4,527,763	4,626,763
Property and equipment, net	1,149,353	1,247,343
Intangible assets, net	2,563,855	2,518,041
Deferred income taxes, net	12,758,304	11,782,197
Total Assets	$58,843,331	$57,097,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,123,574	$556,342
Accrued liabilities	2,969,802	2,079,555
Deferred revenue	706,487	360,004
Total Current Liabilities	4,799,863	2,995,901

Commitments and contingencies (Note 4)

Stockholders’ Equity
Preferred stock—$0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; 56,000,000 shares authorized; 15,171,946 shares issued and 14,323,715 shares outstanding at March 31, 2012 and 15,154,926 shares issued and 14,306,695 shares outstanding at December 31, 2011	15,173	15,156
Additional paid-in capital	73,369,311	72,615,408
Treasury stock at cost, 848,231 shares at March 31, 2012 and December 31, 2011	(5,905,422)	(5,905,422)
Accumulated deficit	(13,435,594)	(12,623,868)
Total Stockholders’ Equity	54,043,468	54,101,274
Total Liabilities and Stockholders’ Equity	$58,843,331	$57,097,175

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$8,963,261	$8,181,193
Cost of sales	107,968	147,131
Gross profit	8,855,293	8,034,062

Operating expenses:
Sales and marketing	3,749,845	3,801,717
Research and development	2,402,897	2,313,675
General and administrative	3,547,989	1,668,187
Total operating expenses	9,700,731	7,783,579

Operating (loss) income	(845,438)	250,483
Other income, net	33,712	44,667
(Loss) income before income taxes	(811,726)	295,150
Income taxes	—	2,783
Net (loss) income	$(811,726)	$292,367

Net (loss) income per common share:
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.02

Weighted average shares used in the per common share calculation:
Basic	14,317,006	14,866,238
Diluted	14,317,006	15,884,335

 See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
BALANCE, December 31, 2011	14,306,695	$15,156	$72,615,408	$(5,905,422)	$(12,623,868)	$54,101,274

Proceeds from exercise of stock options	17,020	17	85,100	—	—	85,117
Share-based compensation	—	—	668,803	—	—	668,803
Net loss	—	—	—	—	(811,726)	(811,726)

BALANCE, March 31, 2012	14,323,715	$15,173	$73,369,311	$(5,905,422)	$(13,435,594)	$54,043,468

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(811,726)	$292,367
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	298,822	249,698
Provision for doubtful accounts	18,171	—
Deferred taxes	(976,106)	(812,014)
Share-based compensation	668,803	628,219
Changes in operating assets and liabilities:
Accounts receivable	91,497	(702,046)
Prepaid expenses and other current assets	147,975	(74,898)
Accounts payable	567,232	206,441
Accrued liabilities	890,248	(10,983)
Deferred revenue	346,483	(75,653)
Net cash provided by (used in) operating activities	1,241,399	(298,869)

Cash Flows from Investing Activities:
Purchase of short-term and long-term investments	(150,000)	(1,644,000)
Proceeds from sale of short-term investments	9,549,000	3,996,000
Purchase of property and equipment	(20,315)	(508,695)
Expenditures related to intangible assets	(226,332)	(84,409)
Net cash provided by investing activities	9,152,353	1,758,896

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	85,117	403,431
Purchase of treasury stock	—	(259,805)
Net cash provided by financing activities	85,117	143,626

Net Increase in Cash and Cash Equivalents	10,478,869	1,603,653
Cash and Cash Equivalents, Beginning of Period	5,850,224	10,697,827
Cash and Cash Equivalents, End of Period	$16,329,093	$12,301,480

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$871,594	$759,527

See accompanying notes to the condensed consolidated financial statements

SRS LABS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Basis of Presentation and Summary of Significant Accounting Policies and Estimates

As used herein, the  “Company,” “SRS Labs,” “SRS,” “we,” “us,” and “our” means SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc. (a Chinese company), Shanghai Representative Office of SRS Labs, Inc. (a Chinese company), SRS Labs Japan, KK (a Japanese company), and SRS International Hungary LLC (a Hungarian company).  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the SEC for interim reporting. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations have been included.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.  The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2011.

Estimates

The preparation of financial statements in accordance with GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results could differ materially from those estimates. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 for an additional discussion of the significant accounting policies and estimates used in the preparation of our financial statements.

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

Short-term and Long-term Investments

Short-term investments consist of certificates of deposit and U.S. treasury bills that mature within one year.  Long-term investments consist of approximately $3.9 million of certificates of deposit that mature beyond one year and an investment in a long term fund, which invests in foreign start-up companies principally based in China.  We have a total capital commitment up to $1.0 million in connection with this fund, and our investment in this fund as of March 31, 2012 totaled $592,763.  All of the certificates of deposit are fully FDIC insured. The Company has not experienced any losses on its short and long-term investments.

Revenue Recognition

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allows the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics devices and are therefore typically recognized by us following shipment of the devices by the original equipment manufacturer (“OEM”).  Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and were not material in the three months ended March 31, 2012 or 2011. The Company may offer customer support or license support programs in the form of assisting the licensee with implementing the Company’s technology into the manufactured products of the licensee to ensure that the licensee receives the maximum benefit from the Company’s technology.  Such customer support is not contractually mandated and is generally provided on a discretionary basis to assist the customer and to improve customer relations.  Such customer support generally does not extend past the time in which the licensed technology is placed in service or implemented in any given device by the licensee.  In this regard, any support services occur during a finite period prior to the sale or revenue recognition.

Customer Concentrations

For the three months ended March 31, 2012 and 2011, one customer, Samsung, accounted for approximately 45% and 46%, respectively, of our revenues.  The revenue from Samsung is derived from multiple technology license agreements with various divisions of Samsung.

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

2.                                      Intangible Assets

Intangible assets consist of the following:

	March 31, 2012	December 31, 2011
Patents	$4,929,016	$4,750,888
Accumulated amortization	(2,849,717)	(2,756,169)
Patents, net	2,079,299	1,994,719
Other intangibles	1,900,906	1,852,703
Accumulated amortization	(1,416,350)	(1,329,381)
Other intangibles, net	484,556	523,322
Intangible assets, net	$2,563,855	$2,518,041

Amortization expense associated with our intangibles was $180,517 and $170,448 in the three months ended March 31, 2012 and 2011, respectively.  Amortization expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Basic and diluted net (loss) income per share are as follows:

	For the Three Months Ended March 31,
	2012	2011
BASIC EPS
Net (loss) income	$(811,726)	$292,367
Weighted average common shares outstanding	14,317,006	14,866,238
Basic net (loss) income per share	$(0.06)	$0.02

DILUTED EPS
Net (loss) income	$(811,726)	$292,367
Weighted average common shares outstanding	14,317,006	14,866,238
Dilutive common equivalent shares outstanding:
Options	—	1,018,097
Restricted stock	—	—
Total diluted potential common shares	14,317,006	15,884,335
Diluted net (loss) income per share	$(0.06)	$0.02

For the three months ended March 31, 2012 and 2011, there were outstanding options and restricted stock to purchase an aggregate of 5,038,517 shares and 1,214,420 shares, respectively, of the Company’s common stock that were not included in the computation of dilutive net (loss) income per share above because they would be anti-dilutive.

4.                                      Commitments and Contingencies

Two putative class action lawsuits have been filed by purported shareholders of SRS, challenging the proposed merger pursuant to which SRS would become a wholly-owned subsidiary of DTS (the “Merger”).  The lawsuits seek, among other things, to enjoin the defendants from completing the Merger pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated April 16, 2012, by and among DTS, DTS Merger Sub, Inc. and DTS LLC (the “Merger Agreement”).  If the plaintiffs are successful in obtaining an injunction prohibiting us from completing the Merger pursuant to the terms of the Merger Agreement, such an injunction may prevent the completing of the Merger in the expected timeframe (or altogether).

The first putative class action was filed in the Superior Court of the State of California, County of Orange, purportedly on behalf of the public holders of SRS common stock, against SRS, DTS and the members of the board of directors of SRS, alleging, among other things, that the directors, aided and abetted by SRS and DTS, breached their fiduciary duties to the stockholders of SRS in connection with the proposed Merger (the “California Complaint”).  The California Complaint seeks, among other things, to enjoin the defendants from completing the Merger pursuant to the terms of the Merger Agreement, absent implementation of a process to obtain a potentially higher price and/or require additional disclosures by the Company.  The California Complaint also seeks recovery of attorneys’ fees and costs of same.

The second putative class action was filed in the Court of Chancery of the State of Delaware purportedly on behalf of the public stockholders of SRS against DTS, DTS Merger Sub, Inc., DTS, LLC, SRS and the members of the board of directors of SRS, alleging, among other things, that the directors breached their fiduciary duties to the stockholders of SRS in connection with the proposed Merger (the “Delaware Complaint”).  It also alleges that all the defendants aided and abetted the directors’ alleged breaches of fiduciary duties.  The Delaware Complaint seeks, among other things, to enjoin the defendants from completing the Merger pursuant to the terms of the Merger Agreement, absent implementation of any and all methods to obtain a potentially higher price for stockholders, or, if the Merger is consummated, to rescind the Merger and award actual and punitive damages.  The Delaware Complaint also seeks recover of attorneys’ fees and expenses.

In addition, from time to time, the Company is subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted, except as set forth above, we currently are not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, is expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

5.                                      Segment Information

The Company operates in one reportable segment as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. The following schedule presents the Company’s revenue by geographic area. Licensing-related revenue is summarized based on the location of the licensee’s corporate headquarters. For product and online sales, revenue is allocated to the United States. The China region includes all licensees with corporate headquarters located in mainland China. The Asia Pacific region includes all licensees with corporate headquarters located in Taiwan, Hong Kong and India.

	Three Months Ended March 31,
	2012	%	2011	%
Geographic Area Revenues:
Korea	$4,175,242	47%	$3,829,923	47%
United States	2,350,323	26	1,993,237	24
China	998,718	11	468,929	6
Japan	542,322	6	819,277	10
Asia Pacific	522,110	6	898,997	11
Europe	374,546	4	170,830	2

Total	$8,963,261	100%	$8,181,193	100%

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the three months ended March 31, 2012. Financial assets measured at fair value on a recurring basis as of March 31, 2012 are classified below:

	Level 1	Level 2	Level 3	Total

Money market funds	$11,925,000	$—	$—	$11,925,000

Total	$11,925,000	$—	$—	$11,925,000

7.                                      Revolving Line of Credit

The Company has a $5.0 million revolving line of credit, which is available until June 30, 2012, to be used for working capital purposes.  As of March 31, 2012, the Company had no borrowings from the revolving line of credit.

8.                                      Subsequent Events

On April 16, 2012, the Company and DTS entered into the Merger Agreement under which DTS will acquire all outstanding shares of SRS in a cash-and-stock transaction valued at $9.50 per share in cash or 0.31127 of a share of DTS common stock per share in stock, or a total of approximately $148 million in aggregate equity value as of April 16, 2012, including acquired net cash of approximately $38 million as of December 31, 2011. Under the terms of the Merger Agreement, 50% of the total shares of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive the cash component of the Merger consideration and 50% of the total shares of the shares of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive the stock component of the Merger consideration. All SRS stock options and restricted stock units will fully vest immediately prior to and be canceled upon the closing of the Merger, and the holders thereof will be entitled to receive the $9.50 price per share (less the exercise price of any option) payable in cash.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

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

Our operations are conducted through SRS Labs, Inc., the parent company, and its wholly-owned subsidiaries, SRSWOWcast.com, Inc., Shenzhen Representative Office of SRS Labs, Inc., Shanghai Representative Office of SRS Labs, Inc., SRS Labs Japan, KK and SRS International Hungary LLC. Our business is focused on developing and licensing audio, voice and surround sound technology solutions to many of the world’s leading OEMs, software providers and semiconductor companies, and limited sales and marketing of standalone software and hardware products through the Internet.

During the three months ended March 31, 2012 and 2011, licensing revenues from the home entertainment market represented 61% and 64%, respectively, of our total revenues in such periods.  In the home entertainment market, our technologies have achieved broad market acceptance in the television sector.  We plan to continue to leverage our success in the television sector to expand our audio technologies into a variety of other consumer electronics devices, including personal computers (“PCs”), mobile phones, portable media devices and automotive audio systems, but our technologies to date have only been incorporated in products representing only a small portion of the total market opportunity.  The consumer electronics market in general is characterized by rapid technological changes, short product life cycles, seasonality, significant price erosion and competition, any of which may impede our ability to gain broad market acceptance for our technologies in other consumer electronics devices.  Nonetheless, we plan to continue to seek other opportunities where we can continue to leverage our core technologies and expertise.  If we are able to successfully gain broad market share for our technologies in any other market, it could significantly improve our revenues and brand name recognition.

Critical Accounting Policies

Our critical accounting policies have been disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited consolidated financial statements for the three months ended March 31, 2012 and 2011, which have been prepared in accordance with GAAP.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Our revenues consist primarily of royalties generated from the license of SRS Labs’ audio and voice technologies.  Our license agreements typically have multi-year or automatic renewal terms, and either require: (a) per-unit royalty payments for all products implementing our technologies and/or solutions; (b) fixed annual or quarterly royalty payments; or (c) a minimum fixed annual or quarterly royalty payment, which allows the licensee to ship up to a pre-determined number of units during the specified time period, with additional per-unit royalty payments thereafter.  The majority of our license agreements are per-unit royalty arrangements, which are generally reported by the licensee in the quarter following shipment of the consumer electronics devices and are therefore typically recognized by us following shipment of the devices by the OEM.  Revenues associated with fixed royalty payments are recognized ratably over the term of the license agreement.  We also sell some of our products and solutions via the Internet.  Revenues associated with those sales are recognized upon shipment and were not material in the three months ended March 31, 2012 or 2011. We may offer customer support or license support programs in the form of assisting the licensee with implementing our technology into the manufactured products of the licensee to ensure that the licensee receives the maximum benefit from our technology.  Such customer support is not contractually mandated and generally provided on a discretionary basis to assist the customer and improve customer relations.  Such customer support generally does not extend past the time in which the licensed technology is placed in service or implemented in any given device by the licensee.  In this regard, any support services are not contractual and occur during a finite period prior to the sale or revenue recognition.

Our revenues were $8,963,261 for the three months ended March 31, 2012, compared to $8,181,193 for the three months ended March 31, 2011, an increase of $782,068 or 10%.  Revenues in the personal computer market increased by $518,683 in the current quarter primarily due to increased volume shipment of personal computers by our existing licensees.  In the personal telecommunications market, revenue increased by $272,525 in the current quarter primarily due to increased royalties from higher volumes from our existing licensees in mobile phones and tablets. Revenues from the home entertainment market increased by $254,134 in the current quarter primarily due to increased shipments from Samsung and other existing licensees.  In the automotive market, revenues decreased by $172,861 in the current quarter primarily due to lower revenues from our Japanese customers who provide line install, dealer option and aftermarket automotive audio systems to many of the significant Japanese automotive manufacturers.  Overall, we have not experienced a material change in our per unit license rates in the current period other than volume pricing discounts provided pursuant to existing contractual obligations.

The following table presents our licensing revenues mix by market:

	Three Months Ended March 31,
	2012	2011
Home entertainment (TVs, set top boxes)	61%	64%
PC (software, hardware)	17	12
Personal telecommunications (mobile phones, tablets, PDAs)	16	14
Automotive	4	7
Portable media devices (digital media players, headphones)	2	3

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries and benefits, sales consultants’ fees and related expenses, sales commissions, tradeshow costs and costs associated with branding activities. Sales and marketing expenses were $3,749,845 for the three months ended March 31, 2012, compared to $3,801,717 for the same prior year period, a decrease of $51,872 or 1%.  This decrease was primarily related to a decrease in tradeshow related costs.  Included in sales and marketing expenses is share-based compensation expense of $245,736 and $219,749 for the three months ended March 31, 2012 and 2011, respectively.  As a percentage of total revenues, sales and marketing expenses decreased from 46% for the quarter ended March 31, 2011 to 42% for the same period this year.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities and costs for engineering materials and supplies, and consulting fees. Research and development expenses were $2,402,897 for the three months ended March 31, 2012, compared to $2,313,675 for the same prior year period, an increase of $89,222 or 4%.  This increase was primarily attributable to consulting fees associated with the continued research and development of new, advanced audio rendering technologies.  Included in research and development expenses is share-based compensation expense of $149,610 and $148,806 for the three months ended March 31, 2012 and 2011, respectively.  As a percentage of total revenues, research and development expenses decreased from 28% for the quarter ended March 31, 2011 to 27% for the same period this year.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, attorneys’ fees, accounting fees, depreciation of the Company’s assets, patent amortization, and other professional fees. G&A expenses were $3,547,989 for the three months ended March 31, 2012, compared to $1,668,187 for the same prior year period, an increase of $1,879,802 or 113%.  The increase was primarily attributable to transaction costs of $1,525,849 related to the proposed Merger with DTS, and also to a lesser extent, costs associated with the continued development of the Company’s international tax structure.  Included in G&A expenses was share-based compensation expense of $273,457 and $259,664 for the three months ended March 31, 2012 and 2011, respectively.  As a percentage of total revenues, G&A expenses increased from 20% for the quarter ended March 31, 2011 to 40% for the same period this year.

Other Income, Net

Other income, net consists primarily of interest income. Other income, net was $33,712 for the three months ended March 31, 2012, compared to $44,667 for the same prior year period, a decrease of $10,955 or 25%.  We have primarily invested our cash in low-risk, highly liquid investments such as fully insured certificates of deposits and assets backed by the United States Treasury.  We continue to monitor our cash assets to maximize our interest income while maintaining an acceptable level of risk.  The Company did not realize any losses on its investments in the current or prior year periods.

Income Taxes

Income tax expense for the three months ended March 31, 2012 was $0, compared to $2,783 for the same prior year period.  We reduced our tax provision and our valuation allowance on our deferred tax assets by $976,107 and $812,014 for the three months ended March 31, 2012 and 2011, respectively, based on our assessment of the future estimated realization of such assets.

Liquidity and Capital Resources

Our principal source of liquidity to fund ongoing operations at March 31, 2012 consisted of cash, cash equivalents and short-and long-term investments of $39,393,856.  At March 31, 2012, we had cash and cash equivalents of $16,329,093, short-term investments of $18,537,000 and long-term investments of $4,527,763.  Cash and cash equivalents generally consist of cash and money market funds with original maturities of three months or less. The money market funds are primarily invested in U.S. government obligations.  Short-term investments consist of certificates of deposit and treasury bills with maturities less than 12 months.  Long-term investments primarily consist of certificates of deposit that mature beyond one year.  The cash and certificates of deposit are substantially all FDIC insured.  The Company has not experienced any losses on its cash and cash equivalents or its short and long-term investments in the current period.

Net cash provided by operating activities was $1,241,399 and net cash used in operating activities was $298,869 for the three months ended March 31, 2012 and 2011, respectively.  The increase in our cash flows from operating activities was primarily the result of changes in our working capital, specifically, an increase in our accounts payable and accrued liabilities of $1,457,480 during the three months ended March 31, 2012 compared to an increase of $195,458 during the three months ended March 31, 2011, due to accrued professional fees for the current period associated with the proposed Merger with DTS.  These increases were offset by net loss of $811,726 during the three months ended March 31, 2012, compared to net income of $292,367 during the three months ended March 31, 2011.

Net cash provided by investing activities was $9,152,353 and $1,758,896 during the three months ended March 31, 2012 and 2011, respectively.  The increase in cash provided by investing activities during the three months ended March 31, 2012 was attributable primarily to the proceeds of short-term certificates of deposits that matured in the current period.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Except as follows, there have been no material changes to the information called for by this Item 3 from the disclosures set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As of March 31, 2012, the Company had $22.5 million in short and long-term investments held in certificates of deposit (“CDs”) and U.S. treasuries, all of which are federally insured.  The CDs had stated interest rates when purchased, and we plan to hold the CDs to maturity.  As of March 31, 2012, the Company has $16.3 million in cash and cash equivalents, primarily held in money market funds, which are invested in U.S. government obligations.  We have not realized any losses on any of our investments in the current or prior year periods. We believe that we have limited our exposure to interest rate risk as a result of investing in only federally insured CDs and U.S. government obligations.  Because of the conservative nature of these investments, interest rate fluctuations and exposure to interest rate risk has been minimal and immaterial.

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

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during our first quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risk Factors Relating to our Business

We are exposed to risks in our licensing business related to product and customer concentration.

Currently, we generate a majority of our revenue in the home entertainment market, principally through the inclusion of SRS technology inside flat panel LCD and plasma televisions. We expect that the consumer home entertainment market will continue to account for a significant portion of our licensing revenues for the foreseeable future. Consumer spending on home entertainment products is subject to significant fluctuations, and there is significant price competition for such products. Retail prices for certain consumer electronics products that include our audio technology have decreased significantly, and we expect that this trend will continue for the foreseeable future. In addition, from time to time, certain of our OEM and semiconductor manufacturer customers may account for a significant portion of our revenues. For example, for the quarter ended March 31, 2012, Samsung accounted for approximately 45% of our consolidated revenues. OEM and semiconductor manufacturers could develop their own technologies or decide to exclude our audio rendering technology from their products altogether in an effort to reduce cost, our revenues and profitability could be adversely impacted.  The loss of any key customer in the future could have a material adverse effect on our financial condition and results of operations.

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

The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. As a result, we may need to develop new products or technologies or modify our existing technologies to integrate with the new products and technologies developed by our customers. If we are unable to develop the necessary technologies to meet the changing needs of our customers on a timely basis, or at all, or to provide such technologies at competitive prices, our customers may reduce their use of our technologies and our revenues may decline. In addition, the dynamic nature of this market limits our ability and the ability of our customers to accurately forecast quarterly and annual sales. If we, or our customers, are unable to adequately manage product transitions, our business and results of operations could be negatively affected.

We depend on the sale by our licensees of products that incorporate our technologies, and a reduction in those sales would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer electronics product manufacturers. We do not manufacture consumer electronics products ourselves and our licensing revenue is dependent on sales by our licensees of products that incorporate our technologies. We cannot control these manufacturers’ product development or commercialization efforts or predict their success. In addition, our license agreements, which typically require manufacturers of consumer electronics products and media software vendors to pay us a specified royalty for every electronics product shipped that incorporates our technologies, do not require these manufacturers to include our technologies in any specific number or percentage of units, and only a few of these agreements guarantee us a minimum aggregate licensing fee. Accordingly, if our licensees sell fewer products incorporating our technologies, decline to actively market products incorporating our technologies, encounter quality issues with their products or otherwise face significant economic difficulties, our revenue will decline. Changes in consumer tastes or trends, changes in industry standards or adverse changes in business and economic conditions may also adversely affect our licensing revenue.

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

The earthquake and subsequent tsunami in Japan in March 2011 have resulted in extensive and severe structural damage in Japan, including heavy damage to manufacturing facilities, roads and railways. As a result, Japanese automobile manufacturers and other manufacturers of consumer electronics products and components in Asia have been adversely impacted by these events. During the year ended December 31, 2011 and the quarter ended March 31, 2012, our royalties generated from the automotive segment were negatively impacted by these events. We have not experienced a significant decline in other segments; however, we anticipate that many manufacturers of consumer electronics in Asia may have been adversely affected by these events; which, in turn, may adversely impact our revenues in future periods.

We are subject to risks associated with substantial international operations.

We conduct sales and customer support operations in a number of countries throughout the world that require refinement to adapt to the changing market conditions on a regional basis. In addition, many of our significant customers are headquartered in the Asia region, particularly Korea and Japan. Approximately 69%, 74% and 72% of our revenues were derived from customers with headquarters located in the Asia markets during the years ended December 31, 2011, 2010, and 2009, respectively. We expect to continue to derive a significant portion of our revenues from sales to customers in these markets for the foreseeable future. Also, a substantial number of products incorporating our technologies are manufactured, assembled and tested by third parties in Asia. As a result, we are subject to a number of risks of conducting business outside of the United States, any of which could have a material adverse impact on our business and results of operations, including:

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

We may pursue the acquisition of technologies, products or businesses, which could adversely impact our business, financial condition and results of operations.

In April 2012, we entered into a definitive agreement in connection with the Merger with DTS and may consider other opportunities to acquire technologies, products or businesses that could enhance our technical capabilities, complement our current technologies, or expand the breadth of our markets. We have a limited history of acquiring and integrating businesses. Acquisitions and strategic investments, including the Merger with DTS, involve numerous risks, including:

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

We may not be able to identify or consummate the Merger or any acquisitions.  Even if we are able to consummate the Merger or an acquisition, the anticipated benefit of such transaction may not materialize, and we may not properly integrate the operations of such transaction.  In addition, our management team may be distracted from our day-to-day operations.  As a result, our business may be disrupted, and our operating results may suffer.

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

Risk Factors Relating to the Merger

Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed.  Failure to complete the Merger could have material and adverse effects on SRS and the trading price of shares of SRS’s common stock.

The Merger Agreement is subject to many conditions which must be satisfied or waived in order to complete the Merger. The mutual conditions of the parties include, among others (i) adoption of the Merger Agreement by the affirmative vote of the holders representing a majority of the outstanding shares of SRS common stock entitled to vote thereon at the special meeting of our stockholders; (ii) the expiration or termination of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”); (iii) the effectiveness of the registration statement on Form S-4, to be filed by DTS for purposes of registering the DTS common stock to be issued in connection with the Merger; and (iv) the absence of any law or order, writ, injunction, judgment, decree or ruling in effect, or pending or threatened by the Antitrust Division of the U.S. Department of Justice or the Federal Trade Commission, which prohibits, renders illegal or enjoins or threatens to prohibit, render illegal or enjoin, the consummation of the transactions contemplated by the Merger Agreement. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, among others, (w) the accuracy of the other party’s representations and warranties in the Merger Agreement (subject to customary materiality qualifiers and other customary exceptions); (x) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers); (y) the absence of any event arising during the period from the date of the Merger Agreement until the effective time of the Merger that, individually or in the aggregate, has had or is reasonably likely to have a material adverse effect on the other party; and (z) the receipt of an opinion of counsel to the effect that the transactions effected pursuant to the Merger Agreement will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. SRS’s obligation to consummate the Merger is also subject to the approval for listing on the NASDAQ Global Select Market of DTS common stock to be issued as consideration to SRS’s stockholders in the Merger.

In addition, the Merger Agreement contains certain termination rights for both DTS and SRS, including the right of each party to terminate the Merger Agreement if the Merger has not been consummated by December 31, 2012, subject to each party’s right to extend such date for an additional 180 days if, among other things, all closing conditions other than receipt of antitrust approvals under the HSR Act have been satisfied by December 31, 2012. In some circumstances, upon termination of the Merger Agreement, SRS will be required to pay to DTS a termination fee of $7,495,000.

If the Merger is not completed on a timely basis, or at all, SRS’s ongoing business may be adversely affected. Additionally, in the event the Merger is not completed, SRS will be subject to a number of risks without realizing any of the benefits of having completed the Merger, including (i) the payment of certain fees and costs relating to the Merger, such as legal, accounting, financial advisor and printing fees; (ii) the potential decline in the market price of SRS’s common stock; (iii) the risk that SRS may not find a party willing to enter into a merger agreement on terms equivalent to or more attractive than the terms set forth in the Merger Agreement; and (iv) the loss of time and resources.

The announcement and pendency of the Merger could have an adverse effect on SRS’s stock price, business, financial condition, results of operations or business prospects.

Whether or not the Merger is completed, the announcement and pendency of the Merger could disrupt SRS’s business in the following ways, among others:

•      SRS employees may experience uncertainty regarding their future roles with SRS, which might adversely affect SRS’s ability to retain, recruit and motivate key personnel;

•      the attention of SRS’s management may be directed towards the completion of the Merger and transaction-related considerations and may be diverted from the day-to-day business operations of SRS, and matters related to the Merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to SRS;

•      customers, suppliers, licensees and other third parties with business relationships with SRS may decide not to renew or seek to terminate, change and/or renegotiate their relationships with SRS as a result of the Merger, whether pursuant to the terms of their existing agreements with SRS or otherwise; and

•      under the Merger Agreement, SRS is subject to certain restrictions on the conduct of its business prior to completing the Merger which may affect its ability to execute certain of its business strategies.

Any of these matters could adversely affect the stock price or business of, or harm the financial condition, results of operations or business prospects of, SRS.

Lawsuits have been filed against SRS, the members of the SRS board of directors, DTS and certain subsidiaries of DTS challenging the Merger, and an adverse ruling may prevent the Merger from being completed in a timely manner if at all.

DTS, SRS and the members of the board of directors of SRS and, in one instance, DTS Merger Sub, Inc. and DTS LLC, have been named as defendants in two putative class action lawsuits brought by purported stockholders of SRS challenging the Merger and seeking, among other things, to enjoin DTS and SRS from completing the Merger pursuant to the terms of the Merger Agreement.

One of the conditions to the completion of the Merger is that no law or order, writ, injunction, decree or ruling shall be in effect that prevents completion of the Merger. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting DTS’s and SRS’s ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected timeframe or at all. Such lawsuits also could result in a diversion of management's attention and obligate the Company to pay monetary damages, which could adversely impact the Company’s results of operations and financial condition.

The Merger Agreement and a voting agreement contains provisions that could discourage a potential competing acquiror of SRS.

SRS has agreed that it will not solicit, initiate or take any action outside of the ordinary course of business to encourage any offers, proposals or inquiries by a third party, enter into, continue or otherwise participate in any discussions or negotiations or furnish to any person any non-public information or data regarding any alternative acquisition proposal or approve or recommend any alternative acquisition proposal. These restrictions are, however, subject to certain limited exceptions, including the ability of SRS to take certain actions in response to an unsolicited alternative acquisition proposal if our board of directors determines in good faith, after consultation with its financial advisor and outside legal counsel that the alternative acquisition proposal is a superior proposal (as defined in the Merger Agreement) or is reasonably likely to result in a superior proposal. SRS is subject to such “no-shop” provisions until the earlier of (i) the effective time of the Merger and (ii) the termination of the Merger Agreement in accordance with its terms.  SRS also agreed that its board of directors will not fail to recommend that SRS’s stockholders approve the Merger, withdraw or adversely modify its recommendation to SRS’s stockholders to approval the Merger or approve or recommend any alternative acquisition proposal, subject to limited exceptions, including that, at any time prior to SRS’s stockholders approving the Merger, the SRS board may change its recommendation if it concludes in good faith, after consultation with its outside legal counsel, that it is necessary to take such action in order to comply with its fiduciary obligations to SRS’s stockholders under applicable law and certain other conditions specified in the Merger Agreement are satisfied.  In addition, under specified circumstances, SRS may be required to pay a termination fee of $7,495,000 to DTS if the Merger Agreement is terminated, including if SRS terminates the Merger Agreement to accept a superior proposal or if DTS terminates the Merger Agreement because a triggering event (as defined in the Merger Agreement) has occurred.

Pursuant to a voting agreement, certain stockholders of SRS have agreed not to take any actions that SRS is prohibited from taking pursuant to the “no-shop” provisions contained in the Merger Agreement.  In addition, subject to the terms and conditions of the voting agreement, the holders of approximately 20% of SRS’s outstanding common stock on April 16, 2012, the date of the Merger Agreement, have agreed, among other things, to vote in favor of the Merger.

These provisions may discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of SRS from considering or proposing a potential acquisition even if it were prepared to pay consideration with a higher price per share than that to be paid in connection with the Merger, or may result in a potential competing acquiror proposing to pay a lower per share price to acquire SRS than it might otherwise have proposed to pay.

Item 6.  Exhibits

The exhibits listed below are hereby filed with the SEC as part of this report.

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization, by and among DTS, Inc., DTS Merger Sub, Inc., DTS LLC and SRS Labs, Inc., dated as of April 16, 2012, previously filed with the SEC as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2012, which is incorporated herein by reference.**

2.2

Voting Agreement, dated April 16, 2012, by and among DTS, Inc., Thomas C.K Yuen, Misako Yuen, The Thomas and Misako Yuen Family Foundation and the Thomas Yuen Family Trust, previously filed with the SEC as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2012, which is incorporated herein by reference.

10.1	Amendment to Employment Agreement, dated March 30, 2012, by and between SRS Labs, Inc. and Thomas C.K. Yuen.
10.2	Amendment to Employment Agreement, dated March 30, 2012, by and between SRS Labs, Inc. and Alan Kraemer.
31.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

**             Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K.  SRS Labs, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRS LABS, INC., a Delaware corporation

Date: May 9, 2012	By:	/S/ THOMAS C.K. YUEN
Thomas C.K. Yuen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2012	By:	/S/ WALTER J. McBRIDE
Walter J. McBride
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2012	By:	/S/ MARIA OPPEGARD
Maria Oppegard
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The exhibits listed below are hereby filed with the SEC as part of this Report.

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization, by and among DTS, Inc., DTS Merger Sub, Inc., DTS LLC and SRS Labs, Inc., dated as of April 16, 2012, previously filed with the SEC as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2012, which is incorporated herein by reference.**

2.2

Voting Agreement, dated April 16, 2012, by and among DTS, Inc., Thomas C.K Yuen, Misako Yuen, The Thomas and Misako Yuen Family Foundation and the Thomas Yuen Family Trust, previously filed with the SEC as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2012, which is incorporated herein by reference.

10.1	Amendment to Employment Agreement, dated March 30, 2012, by and between SRS Labs, Inc. and Thomas C.K. Yuen.
10.2	Amendment to Employment Agreement, dated March 30, 2012, by and between SRS Labs, Inc. and Alan Kraemer.
31.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of SRS Labs, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

**             Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K.  SRS Labs, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.